Form 10-Q
period 2020-12-31
Great Elm Group, Inc.
filed 2021-02-16
CIK 1831096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission File Number: 001-39832

Great Elm Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-3622015
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
800 South Street, Suite 230, Waltham MA	02453
(Address of principal executive offices)	(Zip Code)

(617) 375-3006

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	GEG	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

As of February 9, 2021, there were 26,473,099 shares of the registrant’s common stock outstanding.

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	2
	Unaudited Condensed Consolidated Balance Sheets as of December 31, 2020 and June 30, 2020	3
	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2020 and 2019	4
	Unaudited Condensed Consolidated Statement of Stockholders’ Equity and Contingently Redeemable Non-Controlling Interest for the three and six months ended December 31, 2020	5
	Unaudited Condensed Consolidated Statement of Stockholders’ Equity and Contingently Redeemable Non-Controlling Interest for the three and six months ended December 31, 2019	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2020 and 2019	7
	Unaudited Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4.	Controls and Procedures	51

PART II. OTHER INFORMATION		51

Item 1.	Legal Proceedings	51
Item 1A.	Risk Factors	51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3.	Defaults Upon Senior Securities	51
Item 4.	Mine Safety Disclosures	51
Item 5.	Other Information	51
Item 6.	Exhibits	52

SIGNATURES		53

Unless the context otherwise requires, “we”, “us”, “our”, “GEG”, the “Company” and terms of similar import refer to Great Elm Group, Inc. and/or its subsidiaries. Our corporate website address is www.greatelmcap.com. The information contained in, or accessible through, our corporate website does not constitute part of this report.

Cautionary Statement Regarding Forward-Looking Information

This report and certain information incorporated herein by reference, contain forward‑looking statements under the Private Securities Litigation Reform Act of 1995. Such statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “seek,” “anticipate,” “intend,” “estimate,” “plan,” “target,” “project,” “forecast,” “envision” and other similar phrases. Although we believe the assumptions and expectations reflected in these forward‑looking statements are reasonable, these assumptions and expectations may not prove to be correct and we may not achieve the financial results or benefits anticipated. These forward‑looking statements are not guarantees of actual results. Our actual results may differ materially from those suggested in the forward‑looking statements.  These forward‑looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation:

▪

the ability of Great Elm Capital Management, Inc. (GECM) to profitably manage Great Elm Capital Corp. (NASDAQ: GECC), a business development company GECM manages through our investment management business;

▪	the dividend rate that GECC will pay;
▪	our ability to continue to develop and grow our durable medical equipment, investment management and real estate businesses;
▪	our ability to raise capital to fund our business plan;
▪	our ability to make acquisitions and manage any businesses we may acquire;
▪	conditions in the equity capital markets and debt capital markets as well as the economy generally;
▪	our ability to maintain the security of electronic and other confidential information;
▪	serious disruptions and catastrophic events, including the impact of COVID‑19 on the global economy;
▪

competition, mostly from larger, well-financed organizations (both domestic and foreign), including operating companies, global asset managers, investment banks, commercial banks, and private equity funds;

▪	outcomes of litigation and proceedings and the availability of insurance, indemnification and other third-party coverage of any losses suffered in connection therewith;
▪	maintaining our contractual arrangements and relationships with third parties;
▪	our ability to attract, assimilate and retain key personnel;
▪	compliance with laws, regulations and orders;
▪	changes in laws and regulations governing our operations; and
▪

other factors described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 under “Risk Factors” or as set forth from time to time in our Securities and Exchange Commission (SEC) filings.

These forward‑looking statements speak only as of the time of filing of this report and we do not undertake to update or revise them as more information becomes available. You are cautioned not to place undue reliance on these forward‑looking statements. We do not undertake any obligation to release publicly any revisions to these forward‑looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Great Elm Group, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

Dollar amounts in thousands (except per share data)

ASSETS	December 31, 2020	June 30, 2020
Current assets:
Cash and cash equivalents	$32,894	$40,519
Restricted cash	934	846
Accounts receivable	7,597	7,991
Related party receivables	1,379	1,059
Investments, at fair value (cost $40,448 and $30,279, respectively)	19,532	8,705
Inventories	967	1,470
Prepaid and other current assets	1,134	738
Assets of consolidated fund
Investments, at fair value (cost $3,351)	3,417	-
Prepaid expenses	11	-
Total current assets	67,865	61,328
Real estate assets, net	52,576	53,188
Property and equipment, net	1,132	1,410
Equipment held for rental, net	7,020	7,483
Identifiable intangible assets, net	14,031	15,129
Goodwill	50,010	50,010
Right of use assets	5,015	5,392
Other assets	1,730	1,505
Total assets	$199,379	$195,445
LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,159	$5,007
Accrued expenses and other liabilities	4,040	3,565
Deferred revenue	5,372	5,652
Current portion of lease liabilities	1,518	1,617
Current portion of long term debt	2,413	6,221
Current portion of related party notes payable	76	1,418
Current portion of equipment financing debt	1,755	2,034
Liabilities of consolidated fund
Accrued expenses and other liabilities	357	-
Total current liabilities	20,690	25,514
Lease liabilities, net of current portion	3,767	4,060
Long term debt, net of current portion	51,948	52,781
Related party notes payable, net of current portion	2,996	26,485
Convertible notes (face value $31,280 and $30,521, respectively, including $13,607 and $13,277, respectively, held by related parties)	18,584	17,444
Equipment financing debt, net of current portion	122	196
Redeemable preferred stock of subsidiaries (held by related parties, face value $37,018)	35,412	-
Other liabilities	655	395
Total liabilities	134,174	126,875
Commitments and Contingencies (Note 16)
Contingently redeemable non-controlling interest	2,567	3,890
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 authorized and zero outstanding	-	-
Common stock, $0.001 par value; 350,000,000 shares authorized and 26,423,677 shares issued and 25,690,768 outstanding at December 31, 2020; and 26,217,380 shares issued and 25,529,534 outstanding at June 30, 2020	26	26
Additional paid-in-capital	3,318,831	3,318,117
Accumulated deficit	(3,261,454)	(3,257,349)
Total Great Elm Group, Inc. stockholders' equity	57,403	60,794
Non-controlling interests	5,235	3,886
Total stockholders' equity	62,638	64,680
Total liabilities, non-controlling interest and stockholders' equity	$199,379	$195,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

Dollar amounts in thousands (except per share data)

	For the three months ended December 31,		For the six months ended December 31,
	2020	2019	2020	2019
Revenues:
Durable medical equipment sales and services revenue	$9,544	$9,047	$18,757	$16,792
Durable medical equipment rental income	4,999	5,344	10,396	10,830
Investment management revenues	760	889	1,533	1,756
Real estate rental income	1,276	1,271	2,548	2,544
Total revenues	16,579	16,551	33,234	31,922

Operating costs and expenses:
Cost of durable medical equipment sold and services	4,703	3,689	8,910	7,152
Cost of durable medical equipment rentals[1]	1,621	2,185	3,536	4,450
Durable medical equipment other operating expenses	8,070	7,679	15,750	14,528
Investment management expenses	916	664	1,642	1,355
Real estate expenses	127	126	252	250
Depreciation and amortization	1,021	1,130	2,042	2,197
Selling, general and administrative	1,315	1,348	2,728	3,134
Expenses of consolidated fund	8	-	8	-
Total operating costs and expenses	17,781	16,821	34,868	33,066
Operating loss	(1,202)	(270)	(1,634)	(1,144)
Dividends and interest income	1,325	603	1,854	1,117
Unrealized gain (loss) on investment in GECC	2,560	(826)	658	(1,809)
Net unrealized gain on investments of consolidated fund	66	-	66	-
Interest expense	(1,911)	(1,633)	(3,868)	(3,329)
Loss on extinguishment of debt	(1,866)	-	(1,866)	-
Other income, net	32	-	30	3
Loss, before income taxes	(996)	(2,126)	(4,760)	(5,162)
Income tax benefit (expense)	50	99	(49)	(143)
Net loss	$(946)	$(2,027)	$(4,809)	$(5,305)
Less: net loss attributable to non-controlling interest	(597)	(186)	(704)	(375)
Net loss attributable to Great Elm Group, Inc.	$(349)	$(1,841)	$(4,105)	$(4,930)
Net loss attributable to shareholders per share
Basic	$(0.01)	$(0.07)	$(0.16)	$(0.19)
Diluted	(0.01)	(0.07)	(0.16)	(0.19)
Weighted average shares outstanding
Basic	25,678	25,402	25,626	25,387
Diluted	25,678	25,402	25,626	25,387

[1] Includes depreciation expense of:	1,457	1,962	3,205	4,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-controlling Interest (Unaudited)

Dollar and share amounts in thousands

Dollar and share amounts in thousands	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Group, Inc. Stockholders'	Non- controlling	Total Stockholders'	Contingently Redeemable Non-controlling
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
BALANCE, June 30, 2020	25,530	$26	$3,318,117	$(3,257,349)	$60,794	$3,886	$64,680	$3,890
Net loss	-	-	-	(3,756)	(3,756)	(61)	(3,817)	(46)
Issuance of common stock related to vesting of restricted stock	116	0	-	-	-	-	-	-
Stock-based compensation	-	-	429	-	429	-	429	-
BALANCE, September 30, 2020	25,646	$26	$3,318,546	$(3,261,105)	$57,467	$3,825	$61,292	$3,844
Net loss	-	-	-	(349)	(349)	(305)	(654)	(292)
Issuance of common stock related to vesting of restricted stock	45	0	-	-	-	-	-	-
Distributions to non-controlling interest holders of DME Inc.	-	-	-	-	-	(985)	(985)	(985)
Issuance of Forest common stock	-	-	-	-	-	2,700	2,700	-
Stock-based compensation	-	-	285	-	285	-	285	-
BALANCE, December 31, 2020	25,691	$26	$3,318,831	$(3,261,454)	$57,403	$5,235	$62,638	$2,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-controlling Interest (Unaudited)

Dollar and share amounts in thousands

	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Group, Inc. Stockholders'	Non- controlling	Total Stockholders'	Contingently Redeemable Non-controlling
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
BALANCE, June 30, 2019	25,353	$25	$3,305,415	$(3,244,374)	$61,066	$4,016	$65,082	$3,912
Net loss	-	-	-	(3,089)	(3,089)	(109)	(3,198)	(80)
Issuance of common stock related to vesting of restricted stock	30	0	0	-	0	-	0	-
Stock-based compensation	-	-	293	-	293	-	293	-
BALANCE, September 30, 2019	25,383	$25	$3,305,708	$(3,247,463)	$58,270	$3,907	$62,177	$3,832
Net loss	-	-	-	(1,841)	(1,841)	(108)	(1,949)	(78)
Issuance of common stock related to vesting of restricted stock	29	0	0	-	0	-	0	-
Stock-based compensation	-	-	208	-	208	-	208	-
BALANCE, December 31, 2019	25,411	$25	$3,305,916	$(3,249,304)	$56,637	$3,799	$60,436	$3,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Dollar amounts in thousands

	For the six months ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,809)	$(5,305)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,247	6,210
Stock-based compensation	714	501
Purchases of investments by consolidated fund	(3,320)	-
Stock dividends received from GECC	(1,418)	-
Unrealized (gain) loss on investments	(724)	1,809
Non-cash interest and amortization of debt issuance costs	1,858	471
Deferred tax benefit	28	54
Other non-cash expense, net	803	679
Gain on sale of equipment held for rental	(146)	(385)
Change in fair value of contingent consideration	-	(1,135)
Changes in operating assets and liabilities:
Related party receivable	(320)	49
Accounts receivable	394	668
Inventories	503	(417)
Prepaid assets, deposits, and other assets	(557)	(412)
Operating leases	(818)	(689)
Related party payable	-	(805)
Deferred revenues	(280)	35
Accounts payable, accrued liabilities and other liabilities	1,157	1,818
Net cash (used in) provided by operating activities	(1,688)	3,146
Cash flows from investing activities:
Purchases of investments	(75)	-
Participation in related party rights offering	(8,751)	-
Purchases of equipment held for rental	(3,060)	(3,547)
Proceeds from sale of equipment held for rental	495	1,044
Purchases of property and equipment	(57)	(526)
Proceeds from sale of property and equipment	-	37
Net cash used in investing activities	(11,448)	(2,992)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

Dollar amounts in thousands

	For the six months ended December 31,
	2020	2019
Cash flows from financing activities:
Proceeds on revolving line of credit	-	800
Principal payments on revolving line of credit	(3,900)	(2,050)
Principal payments on long term debt	(1,135)	(1,053)
Principal payments on related party notes payable	(25,105)	(1,315)
Principal payments on equipment financing debt	(1,983)	(1,246)
Proceeds from equipment financing debt	1,630	1,264
Capitalized issuance costs	(1,250)	-
Dividends paid to non-controlling interest holders of DME Inc.	(368)	-
Issuance of Forest preferred stock	35,010	-
Proceeds from sale of Forest common stock, gross	2,700	-
Net cash provided by (used in) financing activities	5,599	(3,600)
Net decrease in cash, cash equivalents and restricted cash	(7,537)	(3,446)
Cash, cash equivalents and restricted cash at beginning of period	41,365	12,830
Cash, cash equivalents and restricted cash at end of period	$33,828	$9,384

Cash paid for interest	$2,231	$3,643

Non-cash investing and financing activities
Lease liabilities and right of use assets arising from operating leases	$426	$260
Distribution of HC LLC preferred stock to non-controlling interest holders of DME Inc.	1,602	-

The following table reconciles the amounts shown for cash and cash equivalents and restricted cash in the condensed consolidated balance sheets to the amounts shown for cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows.

	December 31, 2020	June 30, 2020
Cash and cash equivalents	$32,894	$40,519
Restricted cash	934	846
Cash, cash equivalents and restricted cash	$33,828	$41,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

December 31, 2020

1. Organization

Great Elm Group, Inc. (the Company) is a holding company incorporated in Delaware.  The Company currently has three business operating segments: durable medical equipment, investment management and real estate, with general corporate representing unallocated costs and activity to arrive at consolidated operations.  The Company is pursuing business development opportunities in durable medical equipment, investment management, real estate and other industries.

On December 29, 2020, the Company completed a reorganization of the Company's corporate structure, where Great Elm Capital Group, Inc. (GEC) changed its name to Forest Investments, Inc. (Forest) and became a wholly owned subsidiary of a new holding company, Great Elm Group, Inc.  Outstanding shares of Forest under the ticker symbol “GEC” were automatically converted into shares of common stock of Great Elm Group, Inc., ticker symbol “GEG”.  Forest common stock was then delisted from the NASDAQ Global Select Market and subsequently deregistered under Section 12(b) of the Exchange Act. The Holding Company Reorganization (as defined in Note 4 – Holding Company Reorganization) was a tax-free transaction for U.S. federal income tax purposes for the Company’s shareholders.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries.  Wholly-owned subsidiaries include Great Elm Capital Management, Inc. (GECM), Great Elm Opportunities GP, Inc., Great Elm DME Holdings, Inc. and Great Elm DME Manager, LLC.  Majority-owned subsidiaries include Forest, GECC GP Corp., Great Elm FM Acquisition, Inc., Great Elm FM Holdings, Inc., CRIC IT Fort Myers, LLC (CRIC IT), Great Elm DME, Inc. (DME Inc.) and Great Elm Healthcare, LLC (HC LLC) and its seven wholly-owned subsidiaries.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in the Company’s Form 10-K.  These financial statements reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes are necessary to fairly state results for the interim periods presented.  Results of operations for interim periods are not necessarily indicative of annual results of operations.  The condensed consolidated balance sheet as of June 30, 2020, presented herein, has been derived from the Company’s audited consolidated financial statements as of and for the year-ended June 30, 2020.

Use of Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities.  On an on-going basis, the Company evaluates all of these estimates and assumptions.  The most important of these estimates and assumptions relate to revenue recognition, recognition of rental income, the valuation of excess and obsolete inventories, depreciable lives of equipment, impairment of long lived tangible and intangible assets, valuation allowance for deferred tax assets, fair value measurements including the initial bifurcation and subsequent measurement of embedded derivatives and features and hybrid instruments, stock-based compensation and contingent consideration, estimates associated with the application of acquisition accounting, and the value of lease liabilities and corresponding right to use assets.  Although these and other estimates and assumptions are based on the best available information, actual results could be different from these estimates.

Principles of Consolidation

The Company consolidates the assets, liabilities, and operating results of its wholly-owned subsidiaries; majority-owned subsidiaries; and subsidiaries in which we hold a controlling financial interest as of the financial statement date. In most cases, a controlling financial interest reflects ownership of a majority of the voting interests. We consolidate a variable interest entity (VIE) when we possess both the power to direct the activities of the VIE that most significantly impact its economic performance and we are either obligated to absorb the losses that could potentially be significant to the VIE or we hold the right to receive benefits from the VIE that could potentially be significant to the VIE.

All intercompany accounts and transactions have been eliminated in consolidation.

Non-controlling interests in the Company’s subsidiaries are reported as a component of liabilities for mandatorily redeemable interests, temporary equity for contingently redeemable interests or permanent equity, separate from the Company’s equity.  See Note 14 – Non-Controlling Interests and Preferred Stock of Subsidiaries.  Results of operations attributable to the non-controlling interests are included in the Company’s condensed consolidated statements of operations.

Segments

The Company has three business operating segments: durable medical equipment, investment management and real estate, with general corporate representing unallocated costs and activity to arrive at consolidated operations.  The Company regularly reviews each segment for purposes of allocating resources and assessing performance.

Accounts Receivable

Substantially all of the accounts receivable balance relates to the durable medical equipment business.  Accounts receivable are customer obligations due under normal sales and rental terms and represent the amount estimated to be collected from the customers and, if applicable, the third-party private insurance provider or government program (collectively, Payors), based on the contractual agreements.  The Company does not require collateral in connection with its customer transactions and aside from verifying insurance coverage, does not perform credit checks on patient customers.  Revenue and accounts receivable have been constrained to the extent that billed amounts exceed the amounts estimated to be collected.  The constrained transaction price relates primarily to expected billing adjustments with the Payors and patient customers.  Management’s evaluation of variable consideration takes into account such factors as past experience, information about specific receivables, Payors and patient customers.  The revenue reserves related to constraints on variable consideration were $4.1 million and $4.8 million as of December 31, 2020 and June 30, 2020, respectively.  During the three and six months ended December 31, 2020 and 2019, the Company recognized reductions to revenue of $1.5 million and $2.6 million, and $0.5 million and $1.4 million, respectively, related to such constraints.  See Note 3 – Revenue.

The assessment of variable consideration to be constrained is based on estimates, and ultimate losses may vary from current estimates. As adjustments to these estimates become necessary, they are reported in earnings in the periods in which they become known.  There were no material adjustments to revenues made in the six months ended December 31, 2020 relating to prior periods.  Changes in constraints on variable consideration are recorded as a component of net revenues.

The Company generally does not allow returns from customers for reasons not covered under the manufacturer’s standard warranty.  Therefore, there is no provision for sales return reserves.  The Company does not have significant bad debt experience with Payors, and therefore the allowance for doubtful accounts is immaterial.

As of December 31, 2020 and June 30, 2020, the Company had unbilled receivables of approximately $1.3 million and $1.9 million, respectively, that relate to transactions where the Company has the ultimate right to invoice a Payor under the terms of the arrangement but are not currently billed.  Previously disclosed unbilled amounts have been updated to reflect current presentation.  These unbilled amounts are included in accounts receivable in the condensed consolidated balance sheets.

Net Income (Loss) per Share

The following table presents the calculation of basic and diluted earnings (loss) per share:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands except per share amounts)	2020	2019	2020	2019
Net loss	$(946)	$(2,027)	$(4,809)	$(5,305)
Less: net loss attributable to non-controlling interest	(597)	(186)	(704)	(375)
Net loss attributable to Great Elm Group, Inc.	$(349)	$(1,841)	$(4,105)	$(4,930)
Net loss attributable to shareholders per share
Basic	$(0.01)	$(0.07)	$(0.16)	$(0.19)
Diluted	$(0.01)	$(0.07)	$(0.16)	$(0.19)
Weighted average shares outstanding
Basic	25,678	25,402	25,626	25,387
Diluted	25,678	25,402	25,626	25,387

When calculating earnings per share, we are required to adjust for the dilutive effect of common stock equivalents.  As of December 31, 2020, the Company had 12,307,863 potential shares of common stock, including 9,008,612 potential shares of Company common stock issuable upon conversion of Convertible Notes (as defined in Note 12 – Convertible Notes) and 3,299,251 potential shares issuable upon the exercise of stock options and vesting of restricted stock units and restricted stock awards that are not included in the diluted net loss per share calculations because to do so would be antidilutive.  As of December 31, 2019, the Company had 3,402,602 potential shares of Company common stock issuable upon exercise of the stock options and vesting of restricted stock units and restricted stock awards that are not included in the diluted net loss per share calculations because to do so would be antidilutive.

As of December 31, 2020 and 2019, the Company had an aggregate of 732,909 issued shares that are subject to forfeiture by the employee at a nominal price if service and performance milestones are not met.  The Company does not account for such shares as being outstanding for accounting purposes since they are unvested and subject to forfeiture.

Restrictions on Subsidiary Dividends

Under the GP Corp. Note Agreement, GECC GP Corp. agreed not to declare any dividends until the GP Corp. Note is satisfied.  Under the Senior Note and Subordinated Note, CRIC IT Fort Myers, LLC is restricted from paying any dividends until the Notes are satisfied.  The ability of DME Inc. to pay dividends is subject to compliance with the restricted payment covenants under the DME Revolver.

Concentration of Risk

The Company’s net investment revenue and receivables for the periods presented were attributable to the management of one investment vehicle, GECC, which is also a related party.  See Note 5 – Related Party Transactions.

The Company’s real estate rental revenue is derived from one tenant.

The Company’s durable medical equipment revenue and related accounts receivable are concentrated with third-party Payors.  The following table summarizes customer concentrations as a percentage of revenues:

	For the three months ended December 31,		For the six months ended December 31,
	2020	2019	2020	2019
Government Payor A	32%	30%	33%	29%
Government Payor B	*	10%	*	*
Third-party Payor C	12%	13%	11%	10%

* Not a significant concentration.

The following table summarizes customer concentrations as a percentage of accounts receivable:

	As of
	December 31, 2020	June 30, 2020
Government Payor A	21%	20%
Government Payor B	*	11%
Third-party Payor C	15%	11%

* Not a significant concentration

Recently Adopted Accounting Standards

Fair Value Measurements  In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, resulting in various disclosures related to fair value measurements being eliminated, modified or supplemented.  ASU 2018-13 is effective for interim and annual periods beginning after December 15, 2019, with an option to early adopt any eliminated or modified disclosures, and to delay adoption of the additional disclosures, until the effective date.  The Company early adopted the eliminated and modified disclosures of ASU 2018-13 during the three months ended September 30, 2018 and, as a result, updated its financial statement disclosures accordingly. A modified narrative description of measurement uncertainty for level 3 fair value measurements was applied prospectively, with all other amendments applied retrospectively.  The Company has adopted the supplemental disclosures as of July 1, 2020.

Recently Issued Accounting Standards

Current Expected Credit Losses  In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326), which changes the impairment model for financial instruments, including trade receivables from an incurred loss method to a new forward looking approach, based on expected losses.  The estimate of expected credit losses will require entities to incorporate considerations of historical experience, current information and reasonable and supportable forecasts.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  The Company is evaluating the potential impact that the adoption of this ASU will have on its consolidated financial statements.

Reference Rate Reform In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): facilitation of the Effects of Reference Rate Reform on Financial Reporting, in response to the United Kingdom Financial Conduct Authority which announced the desire to phase out the use of London Interbank Offered Rate (LIBOR) by the end of 2021.  The provisions provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform on financial reporting due to the cessation of LIBOR if certain criteria are met.  If LIBOR ceases to exist, we may need to renegotiate outstanding notes payable outstanding which extend beyond 2021 with the respective counterparties.  Adoption of the provisions in ASU 2020-04 are optional and effective from March 12, 2020 through December 31, 2022.  We are currently evaluating the impact of this ASU on our financial statements.

Accounting for Convertible Instruments  In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by eliminating certain separation models.  Under ASU 2020-06, a convertible debt instrument will generally be reported as a single liability at its amortized cost with no separate accounting for embedded conversion features.  Consequently, the interest rate of convertible debt instruments will be closer to the coupon interest rate.  In addition, ASU 2020-06 eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method.  The guidance in this ASU are effective for fiscal years beginning after December 31, 2023, including interim periods within those fiscal years.  Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.  The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

3. Revenue

The revenues from each major source of revenue are summarized in the following table:
	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2020	2019	2020	2019
Product and Services Revenue
Investment Management
Management Fees	$609	$760	$1,210	$1,518
Administration Fees	151	129	323	238
	760	889	1,533	1,756
Durable Medical Equipment
Equipment Sales	8,411	7,587	16,419	13,948
Service Revenues	1,133	1,460	2,338	2,844
	9,544	9,047	18,757	16,792

Total product and services revenue	$10,304	$9,936	$20,290	$18,548

Rental Revenues
Real Estate
Rental Income	1,276	1,271	2,548	2,544
Durable Medical Equipment
Medical Equipment Rental Income	4,999	5,344	10,396	10,830
Total rental revenue	6,275	6,615	12,944	13,374

Total	$16,579	$16,551	$33,234	$31,922

Revenue Accounting Under Topic 606

In determining the appropriate amount of revenue to be recognized under FASB Accounting Standards Codification Topic 606, Revenues, (Topic 606) the Company performed the following steps: (i) identified the promised goods or services in the contract; (ii) determined whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measured the transaction price, including the constraint on variable consideration; (iv) allocated the transaction price to the performance obligations; and (v) recognized revenue when (or as) the Company satisfies each performance obligation.

Durable Medical Equipment Revenue

Equipment Sales and Services Revenues

The Company sells durable medical equipment, replacement parts and supplies to customers and recognizes revenue at the point control is transferred through delivery to the customer.  Each piece of equipment, part or supply is distinct and separately priced thus they each represent a single performance obligation.  The revenue is allocated amongst the performance obligations based upon the relative standalone selling price method, however, items are typically all delivered or supplied together.  The customer and, if applicable, the Payors are generally charged at the time that the product is sold, although separate layers of insurance coverage may need to be invoiced before final billings may occur.

The Company also provides sleep study services to customers and recognizes revenue when the results of the sleep study are complete as that is when the performance obligation is met.

The transaction price on both equipment sales and sleep studies is the amount that the Company expects to receive in exchange for the goods and services provided.  Due to the nature of the durable medical equipment business, billing adjustments customarily occur during the collections process when explanations of benefits are received by Payors, and as amounts are deferred to secondary Payors or to patient responsibility.  As such, we constrain the transaction price for the difference between the gross charge and what we believe we will collect from Payors and from patients.  The transaction price therefore is predominantly based on contractual payment rates determined by the Payors.  The Company does not generally contract with uninsured customers.  We determine our estimates of billing adjustments based upon contractual agreements, our policies and historical experience.  While the rates are fixed for the product or service with the customer and the Payors, such amounts typically include co-payments, co-insurance and deductibles, which vary in amounts, from the patient customer.  The Company includes in the transaction price only the amount that the Company expects to be entitled, which is substantially all of the Payor billings at contractual rates.  The transaction price is initially constrained by the amount of customer co-payments we estimate will not be collected.

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable.  Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available.  Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain Payors may result in adjustments to amounts originally recorded.  Such adjustments are typically identified and recorded at the point of cash application or claim denial.  The Company constrains revenue for these estimated adjustments.  There were no material changes in estimates recorded in the six months ended December 31, 2020, relating to prior periods.

The payment terms and conditions of customer contracts vary by customer type and the products and services offered.

The Company may provide shipping services prior to the point of delivery and has concluded that the services represent a fulfilment activity and not a performance obligation.  Returns and refunds are not accepted on either equipment sales or sleep study services.  The Company does not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products or services are not recognized as revenue.  The Company does not incur contract acquisition costs.  The Company does not have any partially or unfilled performance obligations related to contracts with customers.  However, during the quarter ended June 30, 2020, the Company applied for and received $4.4 million in advanced payments from the Centers for Medicare and Medicaid Services (CMS) under their Accelerated and Advance Payment Program, which was expanded to increase cash flow to providers of services and suppliers impacted by the COVID-19 pandemic.  These advance payments will begin to be recouped against the Company’s future Medicare and Medicaid claims beginning in the fourth quarter of our fiscal year 2021.  These amounts are included within deferred revenue on the condensed consolidated balance sheet.  The Company has no other contract liabilities as of December 31, 2020 or September 30, 2020.

Included in sales and services revenue are unbilled amounts for which the revenue recognition criteria had been met as of period end but were not yet billed to the Payor.  The estimate of net unbilled rental revenue recognized is based on historical trends and estimates of future collectability.  As of December 31, 2020 and June 30, 2020, net unbilled sales and services revenue is approximately $0.8 million and $1.2 million, respectively, and is included in accounts receivable.

Investment Management Revenue

The Company recognizes revenue from its investment management business at amounts that reflect the consideration to which it expects to be entitled in exchange for providing services to its customer.  Investment management revenue primarily consists of fees based on a percentage of assets under management; fees based on the performance of managed assets; and administrative fees.  Fees are based on agreements with each investment product and may be terminated at any time by either party subject to the specific terms of each respective agreement.

Management Fees

The Company earns management fees based on the investment management agreement GECM has with GECC.  The performance obligation is satisfied over time as the services are rendered, since GECC simultaneously receives and consumes the benefits provided as GECM performs services.  Under GECC’s investment management agreement with GECM, the base management fee from GECC is calculated at an annual rate of 1.50% of GECC’s average adjusted gross assets.  The base management fee is calculated based on the average value of GECC’s gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters, and is recognized over time as the services are provided.  Management fees are billed quarterly in arrears.

Incentive Fees

The Company earns incentive fees based on the investment management agreements GECM has with GECC and separately managed accounts.  Where an investment management agreement includes both management fees and incentive fees, the performance obligation is considered to be a single obligation for both fees.  Incentive fees are variable consideration associated with the GECC investment management agreement.  Incentive fees are recognized based on investment performance during the period, subject to the achievement of minimum return levels or high-water marks, in accordance with the terms of the respective investment management agreements.  Incentive fees range from 5.0% to 20.0% of the performance-based metric specified within each agreement.  Because of the uncertainty of when incentive fees will be collected due to market conditions and investment performance, incentive fees are fully constrained and not recorded until received and the probability of significant reversal of the fees is eliminated in accordance with the respective investment management agreements.  As of December 31, 2020, there is $9.2 million in incentive fees which have been earned per the terms of the investment management agreements but not recognized as they are still subject to the constraints described above.

Administration Fees

The Company earns administration fees based on the administration agreement GECM has with GECC whereby GECC reimburses GECM for costs incurred in performing administrative functions for GECC.  This revenue is recognized over time as the services are performed.  Administrative fees are billed quarterly in arrears, which is consistent with the timing of the delivery of services and reflect agreed upon rates for the services provided.  The services are accounted for as a single performance obligation that is a series of distinct services with substantially the same pattern of transfer as the services are provided on a daily basis.

Revenue Accounting Under Topic 842

Durable Medical Equipment Revenue

Equipment Rental Revenue

Under FASB Accounting Standards Codification Topic 842, Leases, (Topic 842) rental income from operating leases is recognized on a straight-line basis, based on contractual lease terms with fixed and determinable increases over the non-cancellable term of the related lease when collectability is reasonably assured.  The Company leases durable medical equipment to customers for a fixed monthly amount on a month-to-month basis.  The contractual length of the lease term varies based on the type of equipment that is rented to the customer, but generally is from 10 to 36-months.  In the case of capped rental agreements, title to the equipment transfers to the customer at the end of the contractual rental period.  The customer has the right to cancel the lease at any time during the rental period for a subsequent month’s rental and payments are generally billed in advance on a month-to-month basis.  Under Topic 842, rental income from operating leases is recognized on a month-to-month basis, based on contractual lease terms when collectability is reasonably assured.  Certain customer co-payments are included in revenue when considered probable of payment.

The lease term begins on the date products are delivered to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including Medicare, private payors, and Medicaid. Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain Payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application or claim denial.  There were no material changes in estimates recorded in the six months ended December 31, 2020, relating to prior periods.

Although invoicing typically occurs at the beginning of the monthly rental period, we recognize revenue from rentals on a daily basis.  Since rental agreements can commence at any time during a given month, we defer revenue related to the remaining monthly rental period as of period end.  Deferred revenue related to rentals was $1.0 million and $1.3 million as of December 31, 2020 and June 30, 2020, respectively.

Included in rental revenue are unbilled amounts for which the revenue recognition criteria had been met as of period end but were not yet billed to the Payor.  Net unbilled rental revenue is recognized to the extent payment is probable.  As of December 31, 2020 and June 30, 2020, net unbilled rental revenue is approximately $0.5 million and $0.7 million, respectively, and is included in accounts receivable.

Real Estate Revenue

Rental Revenue

Consistent with the leases of durable medical equipment, the Company recognizes rental revenue on a straight-line basis over the non-cancelable term of the lease.  Under the terms of the lease, the Company may recover from the tenant certain expenses, including: real estate taxes, insurance and other operating expenses.  The recovery of these expenses is recognized in rental income in the accompanying condensed consolidated statements of operations, in the same periods as the expenses are incurred.  These expenses recognized in both revenue and expense may fluctuate from period to period based on actual expense amounts.

4. Holding Company Reorganization and Financing Transaction

Holding Company Reorganization

On December 21, 2020, GEC announced plans to create a new public holding company, Great Elm Group, Inc. (the Company) by implementing a holding company reorganization (the Holding Company Reorganization).  Following the Holding Company Reorganization, the Company became the successor issuer to GEC.

On December 29, 2020, pursuant to the terms of the Agreement and Plan of Merger, dated as of December 21, 2020, among Forest, the Company and Forest Merger Sub, Inc., a newly created entity for the purpose of facilitating the Merger, (as it may be amended from time to time, the Merger Agreement), the transactions contemplated by the Merger Agreement (the Transactions) were consummated. As a result of the Transactions, and subject to the same terms and conditions as applied immediately prior to the Transactions, each share of Forest's outstanding common stock, common stock options, restricted stock units and restricted shares were exchanged for identical instruments of the Company.

Financing Transaction

Following the consummation of the Holding Company Reorganization, J.P. Morgan Broker-Dealer Holdings Inc. (JPM), a Delaware corporation and affiliate of JPMorgan Chase & Co., Forest, the Company and JPM agreed to effect certain transactions pursuant to which JPM provided financing in an aggregate amount of $37.7 million.

In connection with such financing, among other things:

•	Forest issued to JPM 35,010 newly issued shares of 9.0% preferred stock (the Forest Preferred Stock) with a maturity date of December 29, 2027 for $1,000.00 per share;
•

HC LLC issued 10,090 newly issued shares of 9.0% Series A-1 preferred stock (the Series A-1 Preferred Stock) with a maturity date of December 29, 2027 and face value of $1,000.00 per share to the owners of DME Inc. in the form of a distribution.  Ultimately, 80.1% of such preferred stock is held by Forest, 9.95% is held by Corbel Capital Partners SBIC, L.P. (Corbel), and 9.95% is held by Valley Healthcare Group, LLC (VHG).  Upon a sale of the durable medical equipment business, such holders of Series A-1 Preferred Stock are only entitled to their liquidation preference;

•

HC LLC, a wholly-owned subsidiary of DME Inc., and sole owner of the durable medical equipment operating subsidiaries, issued to Forest 34,010 newly issued shares of 9.0% Series A-2 preferred stock (the Series A-2 Preferred Stock) with a maturity date of December 29, 2027 for $1,000.00 per share.  Upon a sale of the durable medical equipment business, such holders of Series A-2 Preferred Stock are entitled to the greater of their liquidation preference or 33% of proceeds arising from such sale;

•	HC LLC distributed to the owners of DME Inc. cash of $1.9 million and reimbursed GEG $1.3 million to cover deal costs;
•

Forest distributed to the Company, its sole stockholder, all of the assets and liabilities of Forest other than certain excluded assets and related liabilities, including Forest’s real estate business, and a preferred investment in the Company’s durable medical equipment business; and

•	JPM acquired 20% of Forest’s common stock for a purchase price of $2.7 million.

(each collectively noted above, the JPM Transactions).

Using proceeds from the JPM Transactions, DME Inc. paid off the term loan with Corbel (the Corbel Facility).  See Note 10 – Borrowings.

5. Related Party Transactions

Related party transactions are measured in part by the amount of consideration paid or received as established and agreed by the parties. Consideration paid for such services in each case is the negotiated value.

Durable Medical Equipment

In connection with the acquisition of the durable medical equipment businesses in September 2018, DME Inc. and its subsidiaries entered into a term loan agreement with Corbel (the Corbel Facility).  Jeffrey S. Serota, a member of the Company’s board of directors, serves as Vice Chairman to Corbel Capital Partners.  Corbel previously held an interest in one of our acquired durable medical equipment businesses and was one of the sellers in our acquisition of the business.  As a result of the acquisition, at December 31, 2020 Corbel holds a non-controlling interest in DME Inc.  Pursuant to the Corbel Facility, Corbel was paid a structuring fee and a quarterly monitoring fee.  In conjunction with the JPM Transactions, the Corbel Facility was repaid early on December 29, 2020, and DME Inc. paid a deferred structuring fee as well as a prepayment penalty.  See Note 10 - Borrowings for additional information on the Corbel Facility and Note 14 – Non-Controlling Interests and Preferred Stock of Subsidiaries.

In connection with the acquisition of the durable medical equipment businesses, the Company issued non-controlling interests in DME Inc. to the former owners, including Corbel discussed above.

Investment Management

The Company’s wholly-owned subsidiary, GECM, has agreements to provide administrative services and manage the investment portfolio for GECC.  Under these agreements, GECM receives administrative fees, management fees based on GECC’s assets (other than cash and cash equivalents) and incentive fees if GECC has net capital gains or if its net investment income exceeds a specified hurdle rate.  Fees under the agreements began to accrue on November 4, 2016.  See Note 3 – Revenue for additional discussions of the fee arrangements.  All of the Company’s investment management revenue recognized for the periods presented was generated from the management and administration of GECC.

The Company’s wholly-owned subsidiary, Great Elm Opportunities GP, Inc. (GEO GP) serves as the general partner of Great Elm Opportunities Fund I, LP (GEOF).  GECM serves as the investment manager of GEOF.  As the general partner, GEO GP provides administrative services and oversees GECM’s management of the investment portfolio of GEOF.

In October 2020, GECM entered into a shared personnel and reimbursement agreement with Imperial Capital Asset Management, LLC (ICAM).  Jason W. Reese, the Executive Chairman of the Company’s board of directors, is the Chief Executive Officer of ICAM.  Costs incurred under this agreement are included in investment management expenses in the condensed consolidated statement of operations.  For the three months ended December 31, 2020, such costs were $0.1 million.

GEOF is a Delaware multi-series limited partnership.  The Company has determined that each series of GEOF is a VIE and that the criteria for consolidation are met for one of the series (the Consolidated Fund).  See Note 2 – Summary of Significant Accounting Policies for additional details.

The Company has retained the specialized investment company accounting guidance under GAAP with respect to the Consolidated Fund.  As such, investments of the Consolidated Fund are included in the condensed consolidated balance sheets at fair value and the net unrealized gain (loss) on those investments is included as a component of other income on the condensed consolidated income statement.  As of December 31, 2020 no single issuer or investment of the Consolidated Fund had a fair value greater than 5% of the Company’s total consolidated assets.

Additionally, the Company receives dividends from its investment in GECC and earns unrealized profits and losses based on the mark-to-market performance of its investment in GECC and the investments held in the Consolidated Fund.  See Note 6 – Fair Value Measurements.

The following tables summarize activity and outstanding balances between the managed investment products and the Company.

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2020	2019	2020	2019
Change in unrealized gain (loss) on investment in GECC	$2,560	$(826)	$658	$(1,809)
Dividend income from GECC	1,322	588	1,846	1,078

	As of
(in thousands)	December 31, 2020	June 30, 2020
Dividends receivable from GECC	$450	$170
Investment management revenues receivable	751	746
Receivable for reimbursable expenses paid	185	158

Outstanding receivables are included in related party receivables in the condensed consolidated balance sheets.  Outstanding receivables from the Consolidated Fund are eliminated in consolidation.  As of December 31, 2020, the Company had $0.01 million in receivable for reimbursable expenses paid on behalf of the Consolidated Fund.

The Company is the owner of approximately 23.6% of the outstanding shares of GECC, and the Company’s Chief Executive Officer is also the Chief Executive Officer of GECC and Chief Investment Officer of GECM, in addition to being a member of the board of directors of the Company and chairman of the board of GECC.  The Company’s President and Chief Operating Officer is also the Chief Operating Officer, Chief Compliance Officer and General Counsel of GECM and the Chief Compliance Officer of GECC.

On October 1, 2020, GECC completed a non-transferable rights offering in which the Company received 2,966,531 shares at a price of $2.95 per share for an aggregate total of $8.8 million.

GECM has a profit sharing agreement with the Company’s majority-owned subsidiary GECC GP Corp. (Profit Sharing Agreement).  Under the Profit Sharing Agreement, GECM’s profit from GECC is paid to GECC GP Corp.  Since its inception in November 2016, GECM has operated at a cumulative loss through December 31, 2020; correspondingly, no profits were available to GECC GP Corp. under the Profit Sharing Agreement.  Certain employees of the Company have a non-controlling interest in GECC GP Corp.  See Note 14 – Non-Controlling Interests and Preferred Stock of Subsidiaries.

MAST Capital Management, LLC (MAST Capital) is the beneficial owner of approximately 7.6% of the Company’s outstanding common stock as of December 31, 2020 and is the holder of the GP Corp. Note.  See Note 10 - Borrowings for additional discussion of the GP Corp. Note.

Real Estate

In connection with the acquisition of the real estate business in March 2018, the Company issued the former owner a 19.9% interest in Great Elm FM Holdings, Inc. (GE FM Holdings).  See Note 14 – Non-Controlling Interests and Preferred Stock of Subsidiaries.

General Corporate

In conjunction with the JPM Transactions, on December 29, 2020 Forest sold Forest Preferred Stock and the Company sold common stock in Forest to JPM for cash consideration of $35.0 million and $2.7 million, respectively.  As a result of these transactions, JPM holds a non-controlling interest in Forest.  See Note 14 – Non-Controlling Interests and Preferred Stock of Subsidiaries.

On December 18, 2020, the Company purchased from JPM a 21% common stock interest in Ligado Networks, LLC (Ligado), a privately-held Company.  The common stock interest does not convey the ability to exercise significant influence over Ligado, and therefore does not require accounting in accordance with the equity method.  We have elected to account for this investment, which does not have a readily-determinable fair value, at cost minus impairment.  This investment is included in prepaid and other current assets on our consolidated balance sheet.

6. Fair Value Measurements

Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

GAAP provides a framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.  The following are the hierarchical levels of inputs to measure fair value:

▪	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
▪

Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

▪

Level 3: Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value.  These assumptions are required to be consistent with market participant assumptions that are reasonably available.

All financial assets or liabilities that are measured at fair value on a recurring and non-recurring basis have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  The assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized in the tables below:

	Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investment in GECC	$19,532	$-	$-	$19,532
Equity investments of Consolidated Fund	$3,417	$-	$-	$3,417
Total assets	$22,949	$-	$-	$22,949
Liabilities:
Participation feature of HC LLC Series A-2 Preferred Stock	$-	$-	$-	$-
Total liabilities	$-	$-	$-	$-

	Fair Value as of June 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in GECC	$8,705	$-	$-	$8,705
Total assets	$8,705	$-	$-	$8,705
Liabilities:
Contingent consideration liability	$-	$-	$-	$-
Total liabilities	$-	$-	$-	$-

The following is a reconciliation of changes in contingent consideration, a Level 3 liability, for the three and six months ended December 31, 2020:

	For the six months ended December 31,
(in thousands)	2020	2019
Beginning balance	$-	$1,135
Additions	-	-
Payments	-	-
Change in fair value	-	(1,135)
Ending balance	$-	$-

There were no transfers between levels of the fair value hierarchy during the six months ended December 31, 2020 and 2019.

The contingent consideration arrangement required the Company to pay up to $2.1 million of additional consideration to the former shareholders of the durable medical equipment businesses if certain earnings before interest, taxes, depreciation and amortization (EBITDA) thresholds, as adjusted per the terms of the purchase agreement, were achieved for the 12 months ended December 31, 2019.   The Company determined that the EBITDA achieved, as adjusted per terms of the contract, for the 12 months ended December 31, 2019 was below the earnout threshold for payout. As such, during the year ended June 30, 2020, the fair value of the contingent consideration was updated to zero.  This determination of the earnout was finalized and agreed to with the former shareholders of the durable medical equipment businesses during the quarter ended December 31, 2020.

On December 29, 2020, in conjunction with the JPM Transactions, the Company issued HC LLC Series A-2 Preferred Stock to our consolidated subsidiary, Forest.  See Note 14 – Non-Controlling Interests and Preferred Stock of Subsidiaries.  An embedded derivative was identified in the instrument requiring bifurcation from the host instrument as a derivative to be carried at fair value.  The value of the derivative related to a participation feature upon the sale of the durable medical equipment business.  As of the issuance date, the fair value was determined using an option pricing model based on the transaction price.  The key assumption used in the option pricing model is a volatility rate of 72.7% and an option term of 3 years.  Subsequent to the issuance date, fair value of this derivative is determined using a discounted cash flow income approach and a guideline public company market approach.  The key assumptions in applying the valuation approach as of December 31, 2020 include financial forecasts of the durable medical equipment business, a discount rate of 17% and a discount for lack of marketability of 33% (level 3 inputs in accordance with the GAAP fair value hierarchy).  The fair value of the embedded derivative as of both the issuance date and December 31, 2020 was $6.5 million.  However, as the HC LLC Series A-2 Preferred Stock are issued to Forest, a consolidated subsidiary, the instruments and their effects on our operations have been eliminated in consolidation and therefore the valuation of the participation feature is reflected as zero within the table above.  However, this valuation does impact our segment results and non-controlling interest accounts.

The Company is the owner of approximately 23.6% (or 5,425,644 shares) of the outstanding shares of GECC and values its ownership based on the NASDAQ-listed market price of GECC common stock (a Level 1 input in accordance with the GAAP fair value hierarchy).

7. Fixed Assets

The Company’s fixed assets consist of its leased real estate assets, medical equipment held for rental, furniture and fixtures, and leasehold improvements used in its operations.  The following tables detail the Company’s fixed assets:

(in thousands)	December 31, 2020	June 30, 2020
Real Estate Assets
Buildings	$43,355	$43,355
Land and site improvements	9,170	9,170
Tenant improvements	3,500	3,500
	56,025	56,025
Accumulated depreciation	(3,449)	(2,837)
Net carrying amount	$52,576	$53,188

Property and Equipment
Leasehold improvements	$858	$858
Vehicles	232	237
Computer equipment and software	356	277
Furniture and fixtures	394	417
Sleep study equipment	589	589
	2,429	2,378
Accumulated depreciation	(1,297)	(968)
Net carrying amount	$1,132	$1,410

Medical Equipment Held for Rental
Medical equipment held for rental	$14,054	$13,828
Accumulated depreciation	(7,034)	(6,345)
Net carrying amount	$7,020	$7,483

The following table reconciles depreciation expense included in the following lines of the condensed consolidated statements of operations to total depreciation expense for each period presented.

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2020	2019	2020	2019
Depreciation and amortization	$474	$527	$944	$955
Cost of durable medical equipment rentals	1,457	1,962	3,205	4,013
Total depreciation expense	$1,931	$2,489	$4,149	$4,968

8. Goodwill and Other Intangible Assets

The Company’s investment management and real estate segments include identifiable intangible assets acquired through acquisitions in prior years.  In connection with the acquisition of the durable medical equipment businesses, the Company has also recognized goodwill and identifiable intangible assets associated with the tradenames and non-compete agreements.  The Company’s annual impairment assessment date for goodwill and other intangible assets is April 1.

Goodwill of $50.0 million presented on the condensed consolidated balance sheet consists only of the goodwill acquired as part of the acquisitions of the durable medical equipment businesses in September 2018 and June 2019.

The changes in the carrying value of goodwill are as follows:

	For the six months ended December 31,
	2020	2019
(in thousands)
Beginning balance	$50,010	$50,397
Purchase accounting adjustment	-	36
Ending balance	$50,010	$50,433

The following tables provide details associated with the Company’s identifiable intangible assets subject to amortization (dollar amounts in thousands):

	As of December 31, 2020			As of June 30, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Durable Medical Equipment
Tradename	$8,800	$(2,053)	$6,747	$8,800	$(1,613)	$7,187
Non-compete agreements	1,360	(733)	627	1,360	(573)	787
	10,160	(2,786)	7,374	10,160	(2,186)	7,974

Investment Management
Investment management agreement	3,900	(2,107)	1,793	3,900	(1,887)	2,013
Assembled workforce	526	(284)	242	526	(255)	271
	4,426	(2,391)	2,035	4,426	(2,142)	2,284
Real Estate
In-place lease	6,028	(1,406)	4,622	6,028	(1,157)	4,871

Total	$20,614	$(6,583)	$14,031	$20,614	$(5,485)	$15,129

Aggregate Amortization Expense (in thousands)	2020	2019
For the three months ended December 31,	$547	$603
For the six months ended December 31,	1,098	1,242

Estimated Future Amortization Expense (in thousands):
For the six months ending June 30, 2021	$1,058
For the year ending June 30, 2022	1,981
For the year ending June 30, 2023	1,894
For the year ending June 30, 2024	1,702
For the year ending June 30, 2025	1,597
Thereafter	$5,799

9. Lessor Operating Leases

Medical Equipment Leases

Through its majority-owned subsidiary DME Inc., and the subsidiaries of DME Inc., the Company owns medical equipment which is leased to customers.  The Company’s customers consist primarily of patients through their clinical providers including medical centers, clinics and hospices and the Company has lease arrangements with these patients.  In addition, the arrangements between the Company and its customers are impacted by arrangements between the Company and Payors.  The Payors may cover a portion or all of the rental payments under the agreements between the Company and its customers.  The patient is responsible for any residual co-payments.

The lease terms may be for a pre-determined time period, generally 10 months to 36 months; however, the customer may cancel the lease at any time and for any reason without penalty and therefore, the Company treats all leases as month-to-month leases.  Upon termination of the lease, the equipment, if not aged beyond its useful life, may be refurbished and subsequently sold or leased to another customer.  As the leases are month-to-month, there are no future lease receivables under the terms of the current leases.

Real Estate Leases

The Company’s majority-owned subsidiary CRIC IT Fort Myers LLC (Property Owner) owns a fee simple interest in two Class A office buildings, Gartner I and Gartner II (collectively, the Property).  The Property is fully leased, on a triple net basis, to Gartner, Inc. (Gartner) until March 31, 2030, which may be extended at the option of Gartner in accordance with the terms of the lease.  The Gartner I lease contains two five-year extensions and the Gartner II lease contains three five-year extensions (collectively, the Leases).  Under the terms of the Leases, the renewal rates are equal to 95% of the then fair market rent, and the tenant does not have a purchase option at the end of the lease term.  The leases require Gartner to make a base monthly lease payment of approximately $0.4 million as calculated on a straight-line basis over the remaining expected lease term plus additional rent payments for additional costs.  Additional rental payments are due for Property Owner costs, such as property taxes, management fees, and insurance costs, as incurred.  See Note 3 – Revenue for additional discussion of rental revenues.

The Property is subject to mortgage, security agreement and assignment of leases and rents with the senior and subordinated lenders, which is further described in Note 10 - Borrowings.  The Property Owner has assigned all rights, title and interest in and to the Property and the Leases to the senior and subordinated lenders and all amounts received are paid to a trust which funds the operating costs associated with the Property.  The Company does not have rights to these rent payments while the borrowings remain outstanding.

The Company expects to derive value from the residual value at the end of the existing lease term by further leasing the assets or through a sale transaction.

Rental income from real estate leases is summarized in the following table:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2020	2019	2020	2019
Revenues from base rents	$1,151	$1,152	$2,302	$2,303
Revenues from additional rental payments	124	119	246	241
Total rental revenues	$1,275	$1,271	$2,548	$2,544

The following table summarizes the base rents for the remaining lease term:

(in thousands)	Base Rent Payments
For the six months ending June 30, 2021	$2,124
For the year ending June 30, 2022	4,312
For the year ending June 30, 2023	4,419
For the year ending June 30, 2024	4,529
For the year ending June 30, 2025	4,648
Thereafter	24,025
Total base rent	$44,057

10. Lessee Operating Leases

All of the Company’s leases are operating leases.  Certain of the leases have both lease and non-lease components.  The Company has elected to account for each separate lease component and the non-lease components associated with that lease component as a single lease component for all classes of underlying assets.  The following table provides additional details of the leases presented in the balance sheets:

(in thousands)	December 31, 2020	June 30, 2020
Facilities
Right of use assets	$4,916	$5,265

Current portion of lease liabilities	1,467	1,560
Lease liabilities, net of current portion	3,719	3,990
Total liabilities	$5,186	$5,550

Weighted-average remaining life	3.8 years	3.9 years
Weighted-average discount rate	11.7%	11.7%

Vehicles
Right of use assets	$52	$61

Current portion of lease liabilities	20	20
Lease liabilities, net of current portion	32	41
Total liabilities	$52	$61

Weighted-average remaining life	2.2 years	2.8 years
Weighted-average discount rate	12.3%	12.3%

Equipment
Right of use assets	$47	$66

Current portion of lease liabilities	31	37
Lease liabilities, net of current portion	16	29
Total liabilities	$47	$66

Weighted-average remaining life	1.5 years	2.0 years
Weighted-average discount rate	12.5%	12.5%

As of December 31, 2020, the Company had remaining right of use assets of $5.0 million and lease liabilities of $5.3 million (consisting of $1.5 million in current portion of lease liabilities and $3.8 million in lease liabilities, net of current portion on the condensed consolidated balance sheet) related to the leases discussed herein.

Operating lease costs are included in the operating expense associated with the business segment leasing the asset on the statements of operations and are included in cash flows from operating activities on the statements of cash flows.

Certain operating leases include variable lease costs which are not material and are included in operating lease costs.  Additional details are presented in the following table:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2020	2019	2020	2019
Facilities
Operating lease cost	$549	$519	$1,079	$1,047
Cash paid for operating leases	541	513	1,089	1,011

Vehicles
Operating lease cost	$7	$7	$14	$14
Cash paid for operating leases	7	7	14	14

Equipment
Operating lease cost	$11	$11	$22	$22
Cash paid for operating leases	11	11	22	22

The following table summarizes the Company’s undiscounted cash payment obligations for its operating leases:

(in thousands)
For the six months ending June 30, 2021	$1,127
For the year ending June 30, 2022	2,035
For the year ending June 30, 2023	1,386
For the year ending June 30, 2024	1,014
For the year ending June 30, 2025	531
Thereafter	424
Total lease payments	$6,517
Imputed interest	(1,232)
Total lease liabilities	$5,285

Durable Medical Equipment

The facility leases include offices, retail and warehouse space and sleep labs.  The leases have original or amended terms ranging from 12 to 96 months, some of which include an additional option to extend the lease for up to 120 months.  Certain of these leases have variable rental payments tied to a consumer price index or include additional rental payments for maintenance costs, taxes and insurance, which are accounted for as variable rent.

The vehicles leases have original lease terms of 60 months from the commencement date of each lease with no option to extend.  Each lease may be terminated by the lessee with 30-days’ notice after the first 13 months of the lease subject to certain early termination costs, including residual value guarantees.  The lease costs include variable payments for taxes and other fees.

Equipment leases consist of office equipment with original lease terms ranging from 36 to 48 months from the commencement date of each lease and may include an option to extend or purchase at the end of the lease term.  Certain of these leases include additional rental costs for taxes, insurance and additional fees in addition to the base rental costs.

Investment Management and General Corporate

The Company has a lease for office space located in Waltham, MA.  This office space is allocated between the investment management and general corporate segments.  On the commencement date of the lease, the non-cancellable term was for eighty-eight months from the occupancy date of June 1, 2017 and contains an option to extend for an additional sixty-month period.

The lease payments commenced on October 1, 2017, four months after the Company began to occupy the space.  On an annual basis, the lease payments increase at an average rate of approximately 2.4% from $28 to $32 thousand per month.

11. Borrowings

Related party borrowings of the Company’s subsidiaries are summarized in the following table:

(in thousands)	Subsidiaries	December 31, 2020	June 30, 2020
Corbel Facility	DME Inc. and subsidiaries	$-	$25,106
GP Corp. Note	GP Corp.	3,072	3,072
Total principal		$3,072	$28,178
Unamortized debt issuance cost		-	(275)
Total long-term related party notes payable		3,072	27,903
Less current portion of related party notes payable		(76)	(1,418)
Related party notes payable, net of current portion		$2,996	$26,485

The Company’s subsidiaries’ other outstanding borrowings are summarized in the following table:

(in thousands)	Subsidiaries	December 31, 2020	June 30, 2020
DME Revolver	DME Inc. and subsidiaries	$-	$3,900
Equipment Financing	DME Inc. and subsidiaries	1,877	2,230
Senior Note	CRIC IT	48,868	50,004
Subordinated Note	CRIC IT	4,098	3,803
Total principal		$54,843	$59,937
Unamortized debt premiums		3,262	3,251
Unamortized debt discounts and issuance costs		(1,867)	(1,956)
Total other outstanding borrowings		56,238	61,232
Less current portion of other outstanding borrowings		(4,168)	(8,255)
Other outstanding borrowings, net of current portion		$52,070	$52,977

The Company incurred interest expense of $1.3 million and $1.6 million for the three months ended December 31, 2020 and 2019, respectively.  The Company incurred interest expenses of $2.7 million and $3.3 million for the six months ended December 31, 2020 and 2019, respectively.

The Company’s aggregate future required principal debt repayments are summarized in the following table:

(in thousands)	Principal Due
For the six months ending June 30, 2021	$2,486
For the year ending June 30, 2022	3,107
For the year ending June 30, 2023	2,835
For the year ending June 30, 2024	2,982
For the year ending June 30, 2025	3,202
Thereafter	55,476
Total	$70,088

Outstanding principal on related party borrowings	$3,072
Outstanding principal on other borrowings	54,843
Future interest to be paid-in-kind	12,173
Total future required principal payments	$70,088

Additional details of each borrowing by operating segment are discussed below.

Durable Medical Equipment

In connection with the acquisition of 80.1% of DME Inc., the Company assumed a secured note (Corbel Facility) with a principal balance of $8.5 million, which was amended and increased to $25 million concurrent with the closing of the first acquisition of the durable medical equipment businesses.  In addition, the Company assumed and expanded a revolving line of credit agreement (DME Revolver) with a principal balance of $0.8 million, which was amended and increased to $6.3 million at the date of acquisition.

The Company amended and borrowed an additional $3.4 million under the Corbel Facility in June 2019.  The remaining outstanding principal balance of $24.8 million was repaid on December 29, 2020.  The repayment included deferred structuring fees of $0.6 million, prepayment premiums and settlement fees of $1.0 million, and lender legal fees of $0.1 million.  In addition, upon repayment, the Company wrote off the remaining unamortized debt issuance costs of $0.2 million, resulting in an aggregate $1.9 million loss on extinguishment of debt.

The Corbel Facility was held by Corbel, a related party, which also holds a non-controlling interest in DME Inc. and HC LLC Series A-1 Preferred Stock.  See Note 5 – Related Party Transactions and Note 14 – Non-Controlling Interests and Preferred Stock of Subsidiaries.

Principal payments and interest expense incurred on the Corbel Facility are summarized in the following table:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2020	2019	2020	2019
Principal payments	$24,752	$355	$25,106	$1,316
Interest expense	635	1,603	1,296	2,458

The DME Revolver had a balance of $0.0 million at December 31, 2020 and allows for borrowings up to $10 million, subject to a fixed percentage of qualifying accounts receivables and inventories related to the durable medical equipment business operations.  Borrowings under the line of credit are due on November 29, 2022 and accrue interest at a variable rate of the prime rate plus 0.4% per annum.  At December 31, 2020 the interest rate was 3.7%.  Interest is payable monthly in arrears.  The Company has the option to prepay the borrowings without any penalty.  The Company has classified all borrowings under the DME Revolver as long-term in the condensed consolidated balance sheets as of December 31, 2020 based on the maturity date of the facility.

The borrowings under the DME Revolver are collateralized by the assets of the durable medical equipment business and DME Inc. is required to meet certain financial covenants.

The DME Revolver includes covenants that restrict DME Inc. business operations to its current business, limit additional indebtedness, liens, asset dispositions and investments, require compliance and maintenance of licenses and government approvals and other customary conditions.  Events of default include the failure to pay amounts when due, bankruptcy, or violation of covenants, including a change in control of DME Inc.  DME Inc. must also comply with a fixed-charge coverage and leverage ratio financial covenants, which are based in part on the DME Inc. EBITDA levels.  The DME Revolver are non-recourse to the Company.

DME Inc’s operating subsidiaries also utilize equipment financing debt to fund certain inventory and equipment purchases from suppliers.  These equipment financing debt agreements are entered into with 3rd party banks and are generally payable in equal installments over terms of one to three years, depending on the nature of the underlying purchases being financed.  The debt is secured by the inventory and equipment, as applicable, of the operating subsidiaries entering into the agreements, and the long-term agreements have implicit interest rates between 7 – 8%.  During the six months ended December 31, 2020 and 2019, the Company financed $1.6 million and $1.3 million, respectively, in inventory and equipment through such financing agreements.

Investment Management

The GP Corp. Note matures in November 2026, accrues interest at a variable rate of three-month LIBOR plus 3.0% per annum and is secured by a profit sharing agreement related to GECM’s management of GECC.  At December 31, 2020 the interest rate was 3.2%.  The GP Corp. Note requires quarterly interest only payments and annual principal payments of $0.08 million each June 30.

The GP Corp. Note is non-recourse to any of the Company’s operations or net assets not related to GECM’s management services to GECC.  The GP Corp. Note may be prepaid at par value at any time with prior written notice to the holders of the GP Corp. Note.  Additionally, GECC GP Corp. is required to prepay the GP Corp. Note upon certain material liquidation transactions including any termination of the Profit Sharing Agreement.

The GP Corp. Note is held by MAST Capital, a related party.  Payments and interest expense incurred on the GP Corp. Note are summarized in the following table:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2020	2019	2020	2019
Principal payments	$-	$-	$-	$-
Interest expense	25	44	51	88

Real Estate

In connection with the acquisition of the real estate business, the Company’s majority-owned subsidiary, CRIC IT, assumed a senior secured note (Senior Note) with a principal balance of $54.8 million and a subordinated note (Subordinated Note) with a principal balance of $2.7 million at the date of acquisition both due to Wells Fargo Bank Northwest, National as trustee.  The Senior Note was recorded at an estimated fair value of $52.2 million, reflecting a discount of $2.6 million from the face amount; and the Subordinated Note was recorded at $5.8 million, reflecting a premium of $3.1 million.  The discount and premium amortize over the life of the notes.

The Senior Note matures on March 15, 2030, accrues interest at a rate of 3.49% per annum and is secured by a first lien mortgage on the Property and an Assignment of Leases and Rents.  The Senior Note requires monthly principal and interest payments through the maturity date, with the last payment of $18.4 million on March 15, 2030.  The principal and interest due on the Senior Note may be prepaid at the option of the borrower, based on an amount determined by discounting the remaining principal and interest payments at a rate equal to an applicable premium in excess of a rate corresponding to the specified U.S. Treasury security over the remaining average life of the Senior Note.

The Subordinated Note matures on March 15, 2030, accrues interest at a rate of 15.0% per annum, and is secured by a second lien mortgage on the Property and an Assignment of Leases and Rents.  The Subordinated Note is a capital appreciation note, whereby the monthly interest is capitalized to the principal balance and due at maturity.  Accordingly, a $16.3 million payment is due on March 15, 2030.  The principal and interest due on the Subordinate Note may be prepaid at the option of the borrower, based on an amount determined by discounting the remaining principal and interest payments at a rate equal to an applicable premium in excess of a rate corresponding to the specified U.S. Treasury security over the remaining average life of the Subordinated Note.

The note agreements include negative covenants that restrict the Property Owner’s business operations to ownership and lease of the Property, limit additional indebtedness, require maintenance of insurance and other customary requirements related to the Property.  Events of default include non-payment of amounts when due, inability to pay indebtedness or material change in the business operations or financial condition of the Property Owner or the lease tenant that in the Lender’s reasonable determination would reasonably be expected to materially impair the value of the Property, prevent timely repayment of the notes or performance of any material obligations under the note and related agreements.  The payments under the notes are also guaranteed on a full and several basis by the non-controlling interest holder of the Property Owner.  Both the Senior Note and Subordinated Note are non-recourse to the Company, but are secured by the Property, the rights associated with the Leases and the stock owned by the Company in the Property Owner.  See Note 9 – Lessor Operating Leases.

12. Convertible Notes

On February 26, 2020, the Company issued Convertible Notes at par with an aggregate principal balance of $30 million due February 26, 2030 (the Convertible Notes).  As of December 31, 2020 the total principal balance of Convertible Notes outstanding was $31.3 million including cumulative interest paid-in-kind.  The Convertible Notes are held by a consortium of investors, including $13.6 million issued to certain related parties.  Such Convertible Notes issued to related parties include:

▪

$6.3 million issued to entities associated with Matthew A. Drapkin, including funds managed by Northern Right Capital Management, L.P, a significant shareholder.  Mr. Drapkin, a member of the Company’s board of directors, is the Chief Executive Officer of Northern Right Capital Management, L.P.

▪

$6.7 million issued to entities associated with Jason W. Reese, including funds managed by ICAM, a significant shareholder.  Jason W. Reese, the Executive Chairman of the Company’s board of directors, is the Chief Executive Officer of ICAM.

▪	$0.7 million issued to entities associated with Eric J. Scheyer, a member of the Company’s board of directors.

The Convertible Notes accrue interest at 5.0% per annum, payable semiannually in arrears on June 30 and December 31, commencing June 30, 2020, in cash or in kind at the option of the Company.  Each $1,000 principal amount of the Convertible Notes are convertible into 288.0018 shares of the Company’s common stock, subject to the terms therein, prior to maturity at the option of the holder.

The Company may, subject to compliance with the terms of the Convertible Notes, effect the conversion of some or all of the Convertible Notes into shares of common stock, subject to certain liquidity and pricing requirements, as specified in the Convertible Notes.

The embedded conversion feature in the Convertible Notes qualifies for the scope exception to derivative accounting in ASC Topic 815, Derivatives and Hedging, for certain contracts involving a reporting entity’s own equity.  However, due to a Company option to settle any conversion request by holders prior to July 1, 2020 in either cash or in shares, the conversion option is bifurcated and recorded to additional paid-in-capital within equity, creating a debt discount.  In valuing the conversion option, we estimated that the yield on an identical non-convertible instrument would be 12.5%, resulting in a debt discount of $12.6 million.  The Company incurred $1.2 million in issuance costs, which were allocated ratably between the debt and equity portions of the instrument.  Both the debt discount and debt issuance costs are being amortized over the 10-year Convertible Notes term and are netted with the principal balance within convertible debt on our condensed consolidated balance sheet.

The Company incurred interest expense of $0.6 million and $1.1 million related to the convertible notes for the three and six months ended December 31, 2020.

13. CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was passed into law.  Section 1102 of the CARES Act, the Paycheck Protection Program Loan (PPP Loan) provided additional funding for small businesses, as defined by the Small Business Act, to keep workers employed during through the COVID-19 crisis.  In April 2020, our majority-owned subsidiary DME Inc. applied for and received $3.6 million in PPP Loans.  Proceeds can only be used for specified covered purposes including payroll, rent and utilities in accordance with the CARES Act.  The PPP Loan has a two year term and bears interest at a rate of 1% per annum.  To the extent proceeds are used for these covered purposes, some or all of the related principal balances may be forgiven.  Monthly principal and interest payments are deferred until the U.S. Small Business Administration (SBA) has remitted the loan forgiveness amount to the lender.  The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties.  Between funding and June 30, 2020, the Company spent these proceeds on covered purposes and recognized the proceeds as a reduction to operating expenses.  The Company has submitted a forgiveness application to the U.S. Small Business Administration seeking full forgiveness of the PPP Loan.  The eligibility requirement of the PPP Loan is subjective, and if determined that we were ineligible to receive the PPP Loan we could be required to pay the PPP Loan in its entirety.

Additionally, pursuant to the CARES Act, Congress appropriated $100 billion in relief funds for hospitals and healthcare providers through grants administered by the U.S. Department of Health and Human Services (HHS).  Qualified providers of healthcare, services and support may receive HHS grants for healthcare-related expenses or lost revenue due to the COVID-19 pandemic.  Retention and use of the HHS grants are subject to certain terms and conditions including that such grant funds may only be used to prevent, prepare for, and respond to COVID-19 and such grant funds will reimburse only healthcare-related expenses or lost revenues that are attributable to the COVID-19 pandemic.   If these terms and conditions are met, HHS grants do not need to be repaid.  In April 2020, subsidiaries of DME Inc. received $1.4 million in HHS grants to continue providing health care treatment to patients during the COVID-19 pandemic.  Between funding and June 30, 2020, the Company used these funds as authorized by the HHS grant and recognized the proceeds as a reduction to operating expenses. We will continue to monitor our compliance with the terms and conditions of the HHS grant and any additional requirements if and when they become applicable.

We have accounted for such proceeds as in-substance government grants by analogizing to International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance.

14. Non-Controlling Interests and Preferred Stock of Subsidiaries

Non-Controlling Interests of Subsidiaries

Holders of non-controlling interests (NCI) in a subsidiary of the Company hold certain rights, which result in the classification of the securities as either liability, temporary equity or permanent equity.  The following table summarizes the non-controlling interests of subsidiary balances on the condensed consolidated balance sheets:

(in thousands)	December 31, 2020	June 30, 2020
DME Inc.
Temporary equity	2,567	3,890
Permanent equity	2,567	3,890
Total DME Inc.	5,134	7,780
GP Corp.
Permanent equity	(840)	(782)
GE FM Holdings
Permanent equity	808	778
Forest
Permanent equity	2,700	-
Total Non-controlling interests	$7,802	$7,776

The following table summarizes the net income (loss) attributable to the non-controlling interests on the condensed consolidated statements of operations:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2020	2019	2020	2019
DME Inc.
Temporary equity	(292)	(78)	(337)	(158)
Permanent equity	(292)	(78)	(337)	(158)
Total DME Inc.	(584)	(156)	(674)	(316)
GP Corp.
Permanent equity	(30)	(43)	(60)	(85)
GE FM Holdings
Permanent equity	17	13	30	26
Forest
Permanent equity	0	-	0	-
Total	$(597)	$(186)	$(704)	$(375)

Non-controlling interest in DME Inc. classified as temporary equity

In connection with the acquisition of the durable medical equipment businesses in September 2018, the Company issued a 9.95% common stock equity ownership in DME Inc.  The holder of the interest has a board observer rights for the DME Inc. board of directors, but no voting rights.  DME Inc. has the right of first offer if the holder desires to sell the security and in the event of a sale of DME Inc., the holder must sell their securities (drag along rights) and has the right to participate in sales of DME Inc. securities (tag along rights).  In addition, upon the seventh anniversary of issuance date, if (i) the holder owns 50% of the common shares issued to it at the closing of the transaction, (ii) an initial public offering of DME Inc. has not commenced and (iii) the holder has not had an earlier opportunity to sell its shares at their fair market value, the holder has the right to request a marketing process for a sale of DME Inc. and has the right to put its common shares to DME Inc. at the price for such shares implied by such marketing process.  The Company also has the right to call the holder’s common shares at such price.  The holder of the non-controlling interest is entitled to participate in earnings of DME Inc. and is not required to fund losses.  As the redemption is contingent upon future events outside of the Company’s control which are not probable, the Company has classified the non-controlling interest as temporary equity and its fair value on the date of issuance, adjusted for any earnings in DME Inc.

The holder of this non-controlling interest, Corbel, is also the holder of the Series A-1 Preferred Stock and previously was the holder of the Corbel Facility.  See Note 5 – Related Party Transactions and Note 10 – Borrowings.

Non-controlling interest in DME Inc. classified as permanent equity

In connection with the acquisition of the durable medical equipment businesses in September 2018, the Company issued one of the former owners, a 9.95% common stock equity ownership in DME Inc.  The rights are consistent with the non-controlling interest classified as temporary equity, other than the holder does not have a contingent put right.  Accordingly, Company has classified the non-controlling interest as permanent equity at its fair value on the date of issuance, adjusted for any earnings in DME Inc.

GECC GP Corp. – Non-controlling interest classified as permanent equity

In connection with the acquisition of the investment management business in November 2016, the Company issued certain affiliates and employees of the Company a 19.9% interest in GP Corp.

GE FM Holdings – Non-controlling interest classified as permanent equity

In connection with the acquisition of the real estate business in March 2018, the Company issued the former owner a 19.9% interest in GE FM Holdings.

Forest – Non-controlling interest classified as permanent equity

In connection with the JPM Transactions on December 29, 2020, the Company sold JPM a 20.0% common stock interest in Forest in exchange for $2.7 million.  JPM has a representative on the Forest board of directors and the right to designate a number of directors commensurate with their common stock ownership interest.  Forest has the right of first offer if the holder desires to sell the security and in the event of a sale of Forest, the holder must sell their securities (drag along rights) and has the right to participate in sales of Forest securities (tag along rights).  The holder of the non-controlling interest is entitled to participate in earnings of Forest and is not required to fund losses.

The holder of this non-controlling interest, JPM, is also the holder of Forest Preferred Stock discussed below.  See Note 5 – Related Party Transactions.

Redeemable Preferred Stock of Subsidiaries

The following table summarizes the preferred stock of subsidiary balances on the condensed consolidated balance sheets:

(in thousands)	December 31, 2020	June 30, 2020
HC LLC
Series A-1 Preferred Stock	1,556	-
Series A-2 Preferred Stock	-	-
Total HC LLC	1,556	-
Forest
Forest Preferred Stock	33,856	-

Total preferred stock classified as liability	$35,412	$-

HC LLC - Series A-1 Preferred Stock classified as a liability

In connection with the JPM Transactions, the Company issued 10,090 shares of Series A-1 Preferred Stock with a face value of $1,000 per share at issuance.  The shares were issued pro-rata to the stockholders of DME Inc. in the form of a distribution and no consideration was provided in exchange for such instruments.  The shares provide for a 9% annual dividend, which is payable quarterly.  The shares are mandatorily redeemable by the Company at their face value of $1,000 per share on the earlier of certain redemption events or December 29, 2027.  The redemption events include a bankruptcy, change in control or sale of the durable medical equipment business.  The shares are redeemable at any time at the option of Company at a redemption price equal to face value.  The shares rank senior and have preference to the common shares of HC LLC.  The shares are non-voting, do not participate in the earnings of HC LLC and contain standard protective rights.

As the shares of Series A-1 Preferred Stock are mandatorily redeemable at a specified date, the security has been classified as a liability in the consolidated balance sheet.  The dividends on the shares are included in interest expense in the consolidated statement of operations.

The fair value of each share of Series A-1 Preferred Stock on the issuance date was determined to be $801 per share.  The difference between the fair value and the redemption value of $1,000 per share as well as debt issuance costs of $0.2 million is accounted for as a debt discount and accretion of the discount will be charged to interest expense over the 7-year period to redemption using the effective interest method.

The holders of the Series A-1 Preferred Stock include our majority-owned consolidated subsidiary Forest (8,082 shares), as well as Corbel and VHG (each 1,004 shares), who are also the holders of non-controlling interests in DME Inc. discussed above.  See Note 5 – Related Party Transactions.  Such shares of Series A-1 Preferred Stock issued to consolidated subsidiaries and their effects on our operations have been eliminated in consolidation.

HC LLC Series A-2 Preferred Stock classified as a liability

In connection with the JPM Transactions, the Company issued 34,010 shares of Series A-2 Preferred Stock with a face value of $1,000 per share at issuance.  The shares were issued to Forest in exchange for cash equal to the face value of such shares.  The shares provide for a 9% annual dividend, which is payable quarterly.  The shares are mandatorily redeemable by the Company at their face value of $1,000 per share on December 29, 2027, or at a 0-3% premium decreasing over time based upon the occurrence of certain redemption events prior to December 29, 2027.  The redemption events include a bankruptcy, change in control or sale of the durable medical equipment business.  The shares are redeemable at any time at the option of Company at a redemption price at face value plus the 0-3% premium then in place.  The shares rank senior and have preference to the common shares of HC LCC.  The shares are non-voting and contain standard protective rights.  In addition, upon a sale of the durable medical equipment business, the holders of HC LLC Series A-2 Preferred Stock are entitled to the greater of their liquidation preference or 33% of proceeds arising from such sale.

As the shares of Series A-2 Preferred Stock are mandatorily redeemable at a specified date, the security has been classified as a liability in the consolidated balance sheet.  The dividends on the shares are included in interest expense in the consolidated statement of operations.

We have identified the feature allowing holders of the HC LLC Series A-2 Preferred Stock to participate in up to 33% of proceeds arising from a sale of the durable medical equipment business as an embedded derivative.  We have bifurcated this embedded derivative from the mandatorily redeemable preferred stock host and have recorded the derivative liability at fair value.  The fair value of the derivative liability on the issuance date was $6.5 million, and will be marked to fair value at each reporting date going forward.  The fair value of each share of Series A-2 Preferred Stock on the issuance date was determined to be $810 per share.  The difference between the fair value and the redemption value of $1,000 per share as well as debt issuance costs of $1.1 million is accounted for as a debt discount and accretion of the discount will be charged to interest expense over the 7-year period to redemption using the effective interest method.

The holder of the Series A-2 Preferred Stock is our majority-owned consolidated subsidiary Forest.  Such shares and related embedded derivatives issued to consolidated subsidiaries and their effects on our operations have been eliminated in consolidation.

Forest Preferred Stock classified as a liability

In connection with the JPM Transactions, Forest issued 35,010 shares of preferred stock in Forest with a face value of $1,000 per share at issuance.  The preferred shares were sold to JPM in exchange for cash equal to the face value of such shares.  The preferred shares provide for a 9% annual dividend, which is payable quarterly.  The preferred shares are mandatorily redeemable by the Company at their face value of $1,000 per share on December 29, 2027, or at a 0-3% premium decreasing over time based upon the occurrence of certain redemption events prior to December 29, 2027.  The redemption events include the occurrence of an ownership change that triggers an IRC § 382 limitation which reduces Forest net operating loss carryforwards to less than $300 million.  The preferred shares are redeemable at any time at the option of Company at a redemption price at face value plus the 0-3% premium then in place.  The preferred shares rank senior and have preference to the common shares of Forest.  The shares are non-voting, do not participate in the earnings of Forest and contain standard protective rights.

As the preferred shares are mandatorily redeemable at a specified date, the security has been classified as a liability in the consolidated balance sheet.  The dividends on the preferred stock are included in interest expense in the consolidated statement of operations.

The fair value of each share of Forest Preferred Stock on the issuance date was determined to equal its face value based on the transaction price.  Debt issuance costs of $1.2 million is accounted for as a debt discount and accretion of the discount will be charged to interest expense over the 7-year period to redemption using the effective interest method.

The holder of the Forest Preferred Stock is JPM, who is also the holder of the non-controlling interests in Forest discussed above.  See Note 5 – Related Party Transactions.

15. Stockholders’ Equity

Restricted Stock Awards (Performance Shares) and Restricted Stock Units

During the six months ended December 31, 2020, there were no awards or forfeitures of restricted stock awards included in the below table and 732,909 remain outstanding as of December 31, 2020.  Restricted stock awards granted have both performance and service requirements in connection with the formation of the investment management business.  The vesting of these awards is subject to a five-year service requirement and an investment management cumulative revenue collection target of $40 million for the five-year period ended November 3, 2021.  In order to recognize compensation expense over the vesting period, the Company estimates the probability of the performance target being met on an on-going basis.  As of December 31, 2020, the Company estimates that approximately 243,322 of the restricted stock awards are probable of vesting under the performance condition.

Restricted stock units are subject to service requirements.  The Company accounts for forfeitures of the restricted stock units in the period incurred.  During the three and six months ended December 31, 2020 the Company granted 0 and 44,490 shares of restricted stock units, respectively, to employees and directors.

The activity of the Company’s restricted stock awards and units for the six months ended December 31, 2020 was as follows:
Restricted Stock Awards and Restricted Stock Units	Restricted Stock (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2020	941	$3.71
Granted	44	2.36
Vested	(161)	2.66
Forfeited	-	-
Outstanding at December 31, 2020	824	$3.84

Stock Options

The following table summarizes the Company’s option award activity as of and through December 31, 2020:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2020	2,475	$3.69	5.51	$-
Options granted	-	-
Exercised	-	-
Forfeited, cancelled or expired	-	-
Outstanding at December 31, 2020	2,475	$3.69	5.01	$-
Exercisable at December 31, 2020	1,798	$3.64	4.53	$-
Vested and expected to vest as of December 31, 2020	2,475	$3.69	5.01	$-

During the three months ended December 31, 2020 and 2019, the Company recognized total stock-based compensation associated with all restricted stock and stock options of $0.3 million and $0.2 million, respectively.  During the six months ended December 31, 2020 and 2019, the Company recognized total stock-based compensation associated with all restricted stock and stock options of $0.7 million and $0.3 million, respectively.

As of December 31, 2020, unrecognized compensation costs associated with outstanding stock and stock-linked awards totaled approximately $1.7 million.

16. Income Tax

As of June 30, 2020, the Company had net operating loss (NOL) carryforwards for federal and state income tax purposes of approximately $1.5 billion and $203 million, respectively.  The federal NOL carryforwards generated prior to fiscal year 2018 will expire from 2021 through 2037.  The federal NOL carryforwards generated in fiscal year 2018 or later can be carried forward indefinitely.  The state NOL carryforwards will expire from 2029 through 2038.  The Company assesses NOL carryforwards based on taxable income on an annual basis.

In light of the Company’s history of cumulative operating losses, the Company recorded a valuation allowance for all of its federal and state deferred tax assets, as it is presently unable to conclude that it is more likely than not that the federal and state deferred tax assets in excess of deferred tax liabilities will be realized.

17. Commitments and Contingencies

From time to time, the Company is involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business.  The Company maintains insurance to mitigate losses related to certain risks.  The Company is not a named party in any other pending or threatened litigation that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

18. Segment Information

The Company allocates resources based on three business operating segments: durable medical equipment, investment management and real estate with general corporate representing unallocated costs and activity to arrive at consolidated operations.  Activity not allocated to the segments include, but are not limited to, certain investment and financing activities, professional fees, costs associated with being a public company, acquisition costs and costs associated with executive and corporate management departments, including compensation, benefits, rent and insurance.

The following tables illustrate results of operations by segment:

	For the three months ended December 31, 2020
(in thousands)	Durable Medical Equipment	Investment Management	Real Estate	General Corporate	Intercompany Eliminations(1)	Consolidated Total
Revenue:
Total revenue	$14,543	$760	$1,276	$45	$(45)	$16,579
Operating costs and expenses:
Cost of durable medical equipment sold and services	(4,703)	-	-	-	-	(4,703)
Cost of durable medical equipment rentals	(1,621)	-	-	-	-	(1,621)
Depreciation and amortization	(462)	(127)	(431)	(1)	-	(1,021)
Stock-based compensation(2)	-	(197)	-	(88)	-	(285)
Transaction costs(3)	(87)	-	-	(229)	-	(316)
Other selling, general and administrative	(8,028)	(719)	(127)	(1,006)	45	(9,835)
Total operating expenses	(14,901)	(1,043)	(558)	(1,324)	45	(17,781)
Other income (expense):
Interest expense	(687)	(25)	(647)	(552)	-	(1,911)
Other income (expense)	(1,833)	-	-	3,950	-	2,117
Total other expense, net	(2,520)	(25)	(647)	3,398	-	206
Total pre-tax income (loss)	$(2,878)	$(308)	$71	$2,119	$-	$(996)

	For the three months ended December 31, 2019
(in thousands)	Durable Medical Equipment	Investment Management	Real Estate	General Corporate	Intercompany Eliminations(1)	Consolidated Total
Revenue:
Total revenue	$14,391	$889	$1,271	$57	$(57)	$16,551
Operating costs and expenses:
Cost of durable medical equipment sold and services	(3,689)	-	-	-	-	(3,689)
Cost of durable medical equipment rentals	(2,185)	-	-	-	-	(2,185)
Depreciation and amortization	(520)	(179)	(430)	(1)	-	(1,130)
Stock-based compensation(2)	-	(98)	-	(110)	-	(208)
Transaction costs(3)	-	-	-	(486)	-	(486)
Other general and administrative	(7,736)	(566)	(126)	(752)	57	(9,123)
Total operating expenses	(14,130)	(843)	(556)	(1,349)	57	(16,821)
Other income (expense):
Interest expense	(937)	(41)	(655)	-	-	(1,633)
Other income (expense)	-	-	-	(223)	-	(223)
Total other expense, net	(937)	(41)	(655)	(223)	-	(1,856)
Total pre-tax income (loss)	$(676)	$5	$60	$(1,515)	$-	$(2,126)

	For the six months ended December 31, 2020
(in thousands)	Durable Medical Equipment	Investment Management	Real Estate	General Corporate	Intercompany Eliminations(1)	Consolidated Total
Revenue:
Total revenue	$29,153	$1,533	$2,548	$136	$(136)	$33,234
Operating costs and expenses:
Cost of durable medical equipment sold and services	(8,910)	-	-	-	-	(8,910)
Cost of durable medical equipment rentals	(3,536)	-	-	-	-	(3,536)
Depreciation and amortization	(925)	(255)	(861)	(1)	-	(2,042)
Stock-based compensation(2)	-	(391)	-	(323)	-	(714)
Transaction costs(3)	(87)	-	-	(261)	-	(348)
Other selling, general and administrative	(15,799)	(1,251)	(252)	(2,152)	136	(19,318)
Total operating expenses	(29,257)	(1,897)	(1,113)	(2,737)	136	(34,868)
Other income (expense):
Interest expense	(1,396)	(51)	(1,297)	(1,124)	-	(3,868)
Other income (expense)	(1,836)	-	-	2,578	-	742
Total other income (expense), net	(3,232)	(51)	(1,297)	1,454	-	(3,126)
Total pre-tax income (loss)	$(3,336)	$(415)	$138	$(1,147)	$-	$(4,760)

	For the six months ended December 31, 2019
(in thousands)	Durable Medical Equipment	Investment Management	Real Estate	General Corporate	Intercompany Eliminations(1)	Consolidated Total
Revenue:
Total revenue	$27,622	$1,756	$2,544	$80	$(80)	$31,922
Operating costs and expenses:
Cost of durable medical equipment sold and services	(7,152)	-	-	-	-	(7,152)
Cost of durable medical equipment rentals	(4,450)	-	-	-	-	(4,450)
Depreciation and amortization	(977)	(358)	(861)	(1)	-	(2,197)
Stock-based compensation(2)	-	(273)	-	(228)	-	(501)
Transaction costs(3)	-	-	-	(577)	-	(577)
Other selling, general and administrative	(14,608)	(1,082)	(250)	(2,329)	80	(18,189)
Total operating expenses	(27,187)	(1,713)	(1,111)	(3,135)	80	(33,066)
Other income (expense):
Interest expense	(1,933)	(83)	(1,313)	-	-	(3,329)
Other income (expense)	3	-	-	(692)	-	(689)
Total other income (expense), net	(1,930)	(83)	(1,313)	(692)	-	(4,018)
Total pre-tax income (loss)	$(1,495)	$(40)	$120	$(3,747)	$-	$(5,162)

(1)

The Company’s wholly-owned subsidiary, Great Elm DME Manager, LLC (DME Manager), provides advisory services to DME Inc. and receives consulting fee from DME Inc. for those services.  DME Manager is part of general corporate operations while DME Inc. is part of the durable medical equipment segment.  The corresponding expense to DME Inc. and revenue to DME Manager are eliminated in consolidation.  Additionally, the Company’s majority-owned subsidiary, Forest, owns Series A-1 Preferred Stock and Series A-2 Preferred Stock of HC LLC.  Forest is part of general corporate operations while HC LLC is part of the durable medical equipment segment.  The corresponding interest expense to HC LLC and interest income to Forest are eliminated in consolidation.

(2)

Stock-based compensation attributable to the investment management segment is included in investment management expenses in the condensed consolidated statements of operations.  Stock-based compensation attributable to the general corporate segment is included in selling, general and administrative expense in the condensed consolidated statements of operations.

(3)

Transaction costs, which consist of legal and other professional services incurred in connection with consummated and unconsummated transactions, are included in selling, general and administrative expense in the condensed consolidated statements of operations.

The following tables illustrate assets by segment:

	As of December 31, 2020
(in thousands)	Durable Medical Equipment	Investment Management	Real Estate	General Corporate	Total
Fixed assets, net	$8,121	$27	$52,576	$4	$60,728
Identifiable intangible assets, net	7,374	2,035	4,622	-	14,031
Goodwill	50,010	-	-	-	50,010
Other assets	19,310	2,978	2,782	49,540	74,610
Total	$84,815	$5,040	$59,980	$49,544	$199,379

	As of June 30, 2020
(in thousands)	Durable Medical Equipment	Investment Management	Real Estate	General Corporate	Total
Fixed assets, net	$8,854	$35	$53,188	$4	$62,081
Identifiable intangible assets, net	7,974	2,284	4,871	-	15,129
Goodwill	50,010	-	-	-	50,010
Other assets	19,055	2,654	2,171	44,345	68,225
Total	$85,893	$4,973	$60,230	$44,349	$195,445

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a holding company seeking to acquire assets and businesses, where our people and other assets provide a competitive advantage.  We currently have three business operating segments: durable medical equipment, investment management and real estate, with general corporate representing unallocated costs and activity to arrive at consolidated operations.

In September 2018, we launched our durable medical equipment segment by acquiring two durable medical equipment businesses that specialize in the distribution of respiratory care equipment, including positive air pressure equipment and supplies, ventilators and oxygen equipment, and also provide sleep study services.

Our investment management business manages a business development company, Great Elm Capital Corp. (GECC), a credit-focused private fund, Great Elm Opportunities Fund I, LP, and separate accounts for an institutional investor.  The combined assets under management of these entities at December 31, 2020 was approximately $228.1 million.

Our real estate business, which we launched in March 2018, has a majority-interest in two Class A office buildings totaling 257,000 square feet situated on 17 acres of land in Fort Myers, Florida (collectively, the Property).  The Property is fully-leased, on a triple-net basis, to a single tenant through March 31, 2030.

The operations of our general corporate segment encompass our corporate headquarters operations, in addition to management consulting services provided to certain of our subsidiaries.

We continue to explore other opportunities in the durable medical equipment, investment management and real estate sectors, as well as opportunities in other areas that we believe provide attractive risk-adjusted returns on invested capital.  As of the date of this report, we have not entered into any binding commitments to make additional acquisitions or investments in any of these areas.

As of June 30, 2020, we had $1.5 billion of net operating loss (NOL) carryforwards for federal income tax purposes.

Holding Company Reorganization

On December 29, 2020, the Company completed a reorganization of the Company’s corporate structure (the Holding Company Reorganization), where Great Elm Capital Group, Inc. (GEC) changed its name to Forest Investments, Inc. (Forest) and became a wholly owned subsidiary of a new holding company, Great Elm Group, Inc. (the Company).  Outstanding shares of Forest under the ticker symbol “GEC” were automatically converted into shares of common stock of Great Elm Group, Inc., ticker symbol “GEG.”  Forest common stock was then delisted from the NASDAQ Global Select Market and subsequently deregistered under Section 12(b) of the Exchange Act. The Reorganization is intended to be a tax-free transaction for U.S. federal income tax purposes for the Company’s shareholders.

Following the consummation of the Holding Company Reorganization, J.P. Morgan Broker-Dealer Holdings Inc. (JPM), a Delaware corporation and affiliate of JPMorgan Chase & Co., Forest, the Company and JPM agreed to effect certain transactions pursuant to which JPM provided financing in an aggregate amount of $37.7 million.

In connection with such financing, among other things:

•	Forest issued to JPM 35,010 newly issued shares of 9.0% preferred stock (the Forest Preferred Stock) with a maturity date of December 29, 2027 for $1,000.00 per share;

•

HC LLC issued 10,090 newly issued shares of 9.0% Series A-1 preferred stock (the Series A-1 Preferred Stock) with a maturity date of December 29, 2027 and face value of $1,000.00 per share to the owners of DME Inc. in the form of a distribution.  Ultimately, 80.1% of such preferred stock is held by Forest, 9.95% is held by Corbel Capital Partners SBIC, L.P. (Corbel), and 9.95% is held by Valley Healthcare Group, LLC (VHG).  Upon a sale of the durable medical equipment business, such holders of Series A-1 Preferred Stock are only entitled to their liquidation preference;

•

HC LLC, a wholly-owned subsidiary of DME Inc., and sole owner of the durable medical equipment operating subsidiaries, issued to Forest 34,010 newly issued shares of 9.0% Series A-2 preferred stock (the Series A-2 Preferred Stock) with a maturity date of December 29, 2027 for $1,000.00 per share.  Upon a sale of the durable medical equipment business, such holders of Series A-2 Preferred Stock are entitled to the greater of their liquidation preference or 33% of proceeds arising from such sale;

•	HC LLC distributed to the owners of DME Inc. cash of $1.9 million and reimbursed GEG $1.3 million to cover deal costs;
•

Forest distributed to the Company, its sole stockholder, all of the assets and liabilities of Forest other than certain excluded assets and related liabilities, including Forest’s real estate business, and a preferred investment in the Company’s durable medical equipment business; and

•	JPM acquired 20% of Forest’s common stock for a purchase price of $2.7 million.

(each collectively noted above, the JPM Transactions).

Using proceeds from the JPM Transactions, DME Inc. paid off the term loan with Corbel (the Corbel Facility).

COVID-19

During the three and six months ended December 31, 2020, the Company continued to experience suppressed revenues relative to its pre-pandemic expectations due to the continuing impact of the COVID-19 pandemic.  In particular, the investment management business continues to experience reduced assets under management in our managed portfolios as compared to pre-pandemic levels.  COVID-19 may continue to impact such managed portfolios as well as the value of the shares of GECC held by the Company in the future.  In addition, the durable medical equipment business continues to experience a suppressed referral pipeline for sleep studies and durable medical equipment set-ups.  The impact of COVID-19 continues to evolve and its duration and ultimate disruption to the Company’s customers and to its operations cannot be estimated at this time. However, the Company expects to experience decreased durable medical equipment rental revenues in the near future due to the reduction in new patient set-ups during the pandemic. Should the disruption continue for an extended period of time, the impact could have a more severe adverse effect on our business and operations.

In addition, COVID-19 may impact our ability to act on new acquisitions or other business opportunities.

The Company prioritizes the health and safety of employees and customers.  Beginning in early March 2020, all employees at our corporate headquarters as well as certain employees of DME Inc. moved to a remote-working model.  In addition, the officers of the Company have maintained regular communications with key service providers, including legal and accounting professionals, other consultants and vendors, noting that those firms have similarly moved to remote-working models to the extent possible.  Such employees and key service providers have been able to effectively transition to working remotely while maintaining a consistent level of capabilities and service, however, we will continue to monitor and make adjustments as necessary.

At DME Inc. we invested in virtual patient set-ups which allow our respiratory therapists to interact with patients by video to maintain social distance.  Certain other employees whose responsibilities have been impacted by social distancing have been temporarily redeployed within the organization. DME Inc. has experienced increased operating expenses related to paid employee absences due to COVID-19 illnesses and exposures, costs related to cleaning and disinfecting workspaces, and additional shipping costs for remote set-ups.

We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide and the magnitude of the economic impact of the outbreak, particularly with respect to the travel restrictions, business closures and other quarantine measures imposed on our employees, suppliers and service providers by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities.  As such, we are unable to predict the duration of any business and supply-chain disruptions, the extent to which the COVID-19 pandemic will negatively affect our operating companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP).  The preparation of these financial statements requires our management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  These items are monitored and analyzed by our management for changes in facts and circumstances, and material changes in these estimates could occur in the future.  During the six months ended December 31, 2020, we did not make material changes in our critical accounting policies or underlying assumptions as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 as it relates to recurring transactions.

Results of Operations

The following discussion reflects the historical performance of our three business operating segments and general corporate.  We expect that our results of operations in future periods will be adversely impacted by the COVID-19 outbreak and its negative effects on the global economic conditions.

The following table provides the results of our consolidated operations:

	For the three months ended December 31,			For the six months ended December 31,
	2020	Percent Change	2019	2020	Percent Change	2019
Revenue:
Total revenue	$16,579	0%	$16,551	$33,234	4%	$31,922
Operating costs and expenses:
Cost of goods sold	(4,703)	27%	(3,689)	(8,910)	25%	(7,152)
Cost of rentals	(1,621)	(26)%	(2,185)	(3,536)	(21)%	(4,450)
Other selling, general and administrative	(10,436)	6%	(9,817)	(20,380)	6%	(19,267)
Depreciation and amortization	(1,021)	(10)%	(1,130)	(2,042)	(7)%	(2,197)
Total operating expenses	(17,781)		(16,821)	(34,868)		(33,066)
Operating income (loss)	(1,202)		(270)	(1,634)		(1,144)
Other income (expense):
Interest expense	(1,911)	17%	(1,633)	(3,868)	16%	(3,329)
Other income (expense)	2,117	(1049)%	(223)	742	(208)%	(689)
Total other expense, net	206		(1,856)	(3,126)		(4,018)
Total pre-tax income (loss)	$(996)		$(2,126)	$(4,760)		$(5,162)

Revenue

The increases in revenues for the three and six months ended December 31, 2020 as compared to the corresponding periods in the prior year are primarily attributable to organic growth in the durable medical equipment businesses resupply sales.  This increase was partially offset by decreases in durable medical equipment rentals due to the continued suppressed referral pipeline for new equipment set-ups and increased revenue reserve constraints, as well as decrease in management fees earned from our investment management business.

Operating costs and expenses

The increase in operating costs for the three and six months ended December 31, 2020, as compared to the corresponding periods in the prior year, is primarily attributable to additional costs associated with the durable medical equipment business partially due to the impact of COVID-19, including cost of goods sold and cost of rentals, which is discussed in more detail under “—Durable Medical Equipment” below.

Other income (expense)

Interest expense increased for the three and six months ended December 31, 2020, as compared to the three and six months ended December 31, 2019, primarily due to interest expense associated with the Convertible Notes issued in February 2020.

Other income and expense for the three and six months ended December 31, 2020 and 2019 primarily consisted of dividend income and net unrealized gains and losses on the Company’s investment in GECC which is discussed in more detail under “—General Corporate” below.

In addition, the Company recognized approximately $1.9 million in losses on extinguishment of debt during the three months ended December 31, 2020.  There was no corresponding activity in the prior periods presented in the table above.

Durable Medical Equipment Business

The key metrics of our durable medical equipment business include:

▪	Patients and setup growth – which drives revenue growth and takes advantage of scalable operations
▪	Earnings before interest, taxes, depreciation and amortization (EBITDA)

The following table provides the results of our durable medical equipment business:

	For the three months ended December 31,			For the six months ended December 31,
(in thousands)	2020	Percent Change	2019	2020	Percent Change	2019
Revenue:
Total revenue	$14,543	1%	$14,391	$29,153	6%	$27,622
Operating costs and expenses:
Cost of goods sold	(4,703)	27%	(3,689)	(8,910)	25%	(7,152)
Cost of rentals	(1,621)	(26)%	(2,185)	(3,536)	(21)%	(4,450)
Transaction costs	(87)	-%	-	(87)	-%	-
Other selling, general and administrative	(8,028)	4%	(7,736)	(15,799)	8%	(14,608)
Depreciation and amortization	(462)	(11)%	(520)	(925)	(5)%	(977)
Total operating expenses	(14,901)		(14,130)	(29,257)		(27,187)
Other income (expense):
Interest expense	(687)	(27)%	(937)	(1,396)	(28)%	(1,933)
Other income (expense)	(1,833)	-%	-	(1,836)	(61300)%	3
Total other expense, net	(2,520)		(937)	(3,232)		(1,930)
Operating income (loss):
Total pre-tax income (loss)	$(2,878)		$(676)	$(3,336)		$(1,495)

Durable Medical Equipment Revenue

For the three months ended December 31, 2020, revenues from the sale of medical equipment and sleep study services were $8.4 million and $1.1 million, respectively, while for the three months ended December 31, 2019, such revenues were $7.6 million and $1.5 million, respectively.

For the six months ended December 31, 2020, revenues from the sale of medical equipment and sleep study services were $16.4 million and $2.3 million respectively, while for the six months ended December 31, 2019 such revenues were $13.9 million and $2.8 million, respectively.

The increases in medical equipment sales versus the corresponding period in the prior year are primarily attributable to organic growth of CPAP resupply sales, while the decrease in sleep study services is primarily attributable to softened demand for sleep studies during the ongoing COVID-19 pandemic.

For the three and six months ended December 31, 2020, rental revenue was $5.0 million and $10.4 million, respectively, as compared to $5.3 million and $10.8 million, respectively, for the three and six months ended December 31, 2019.  This decrease is due primarily to reduced referral pipelines for new equipment set-ups during the ongoing COVID-19 pandemic, which are customarily driven by in-house or external sleep studies.

Revenue reserve constraints increased $1.0 million and $1.2 million, respectively during the three and six months ended December 31, 2020 as compared to the corresponding periods in the prior year.  This decrease in revenues is attributable to several factors, including collections experience during the pandemic and the resulting composition of receivables at period end, as well as a favorable change in estimate recorded in the three months ended December 31, 2019 related to the integration of acquired receivables.

Durable Medical Equipment Operating Costs and Expenses

Cost of goods sold includes inventory costs for medical equipment sold and direct costs associated with running sleep study services, including staff compensation to perform the studies and the purchase of supplies used in the studies.  Cost of rentals includes depreciation on medical equipment held for lease and costs related to maintenance expenses.

The increase in operating costs for the three months ended December 31, 2020 as compared to the corresponding periods in the prior year is primarily attributable to costs of goods sold and cost of rentals. Such increases in costs corresponded to increases in revenues but were also impacted by the revenue mix within the durable medical equipment business.  We incurred lower margins on sales and services as high margin sleep lab testing decreased as a percentage of revenue and was replaced with lower margin equipment and supplies sales.  The Company realized higher margins on rentals due to lower capital expenditures for new set-ups.

In addition to these factors, the increase in operating costs for the six months ended December 31, 2020 as compared to the corresponding periods in the prior year are also impacted by increases in other operating expenses of the durable medical equipment business to enhance scalability of the durable medical equipment business.

For the three months ended December 31, 2020 and 2019, payroll related costs were $5.8 million and $5.2 million, respectively, and for the six months ended December 31, 2020 and 2019, payroll related costs were $11.0 million and $9.9 million, respectively.  The increases in payroll related costs were primarily related to accrued management bonus plan in the current year that was not present in the prior comparable period, along with a shared services agreement between GEG and DME Inc.

The durable medical equipment business has also experienced increased operating expenses related to paid employee absences due to COVID-19 illnesses and exposures, costs related to cleaning and disinfecting workspaces, and additional shipping costs for remote set-ups.  For the three and six months ended December 31, 2020, freight and postage expenses were $0.4 million and $0.8 million, respectively, as compared to $0.3 million and $0.6 million, respectively, for the three and six months ended December 31, 2019.  The increase in freight and postage costs was primarily attributable to the additional costs of remote patient set-ups which were performed in person prior to the COVID-19 pandemic.

Depreciation and amortization includes the depreciation of fixed assets, excluding depreciation on the equipment held for rental, which is included in the cost of rentals, and amortization of the intangible assets resulting from the acquisition of the durable medical equipment businesses.  Depreciation and amortization for the three and six months ended December 2020 decreased as compared to the three and six months ended December 31, 2019 due to decreased capital expenditures during the COVID-19 pandemic.

Durable Medical Equipment Other Expenses

The decrease in interest expense for the three and six months ended December 31, 2020 as compared to the corresponding periods in the prior year is attributable primarily to lower outstanding principal balances on the Corbel Facility and DME Revolver, decreasing to $25.3 million before being paid down in full on December 29, 2020 in conjunction with the JPM Transactions.  This is compared to $32.4 million at September 30, 2019.

During the three and six months ended December 31, 2020, the Company recognized a $1.9 million loss on the extinguishment of the Corbel Term Loan, which was paid down in conjunction with the JPM Transactions.

Investment Management Business

The key metrics of our investment management business are:

•	Assets under management ― which provides the basis on which our management fees and performance milestones for vesting of certain equity awards are based; and
•	Investment performance ― on which our incentive fees (if any) are based and on which we are measured against our competition.

The following table provides the results of our investment management business:

	For the three months ended December 31,			For the six months ended December 31,
(in thousands)	2020	Percent Change	2019	2020	Percent Change	2019
Revenue:
Total revenue	$760	(15)%	$889	$1,533	(13)%	$1,756
Operating costs and expenses:
Stock-based compensation	(197)	101%	(98)	(391)	43%	(273)
Consulting agreement	-	-%	-	-	(100)%	(211)
Other general and administrative	(719)	27%	(566)	(1,251)	44%	(871)
Depreciation and amortization	(127)	(29)%	(179)	(255)	(29)%	(358)
Total operating expenses	(1,043)		(843)	(1,897)		(1,713)
Other income (expense):
Interest expense	(25)	(39)%	(41)	(51)	(39)%	(83)
Other income (expense)	-	-%	-	-	-%	-
Total other expense, net	(25)		(41)	(51)		(83)
Operating income (loss):
Total pre-tax income (loss)	$(308)		$5	$(415)		$(40)

Investment Management Revenue

Investment management revenues include management fees and administrative fees.  For three and six months ended December 31, 2020, management fees were $0.6 million and $1.2 million, respectively, and administrative fees were $0.2 million and $0.3 million, respectively.  For the three and six months ended December 31, 2019, management fees were $0.8 million and $1.5 million, respectively, and administrative fees were $0.1 million and $0.2 million, respectively.

The decrease in management fees for the three and six months ended December 31, 2020 as compared to the three and six months ended December 31, 2019 is primarily attributable to decreases in the average assets on which such fees are calculated as a result of the impact of COVID-19 on the portfolio managed.

Investment Management Costs and Expenses

GECM had a consulting agreement with a third party to provide services in exchange for 26% of the fees earned from the management of GECC, excluding incentive fees.  The consulting agreement expired in November 2019 and as such, there were no corresponding fees incurred for the three and six months ended December 31, 2020.

Other general and administrative costs consist primarily of professional fees, facilities and other overhead costs, and payroll and related costs, excluding stock-based compensation.  The increase in general and administrative costs for the three and six months ended December 31, 2020 as compared to the three and six months ended December 31, 2019, is primarily attributable to an increase in allocated payroll costs due to additional staffing in the investment management business.

Interest expense for the three and six months ended December 31, 2020 decreased as compared to the three and six months ended December 31, 2019 due to the decrease in LIBOR, on which the interest rate is based.

Real Estate Business

The key metrics of our real estate business include rental revenues, depreciation on rental properties and interest expense on the related debt.

The following table provides the results of our real estate business:

	For the three months ended December 31,			For the six months ended December 31,
(in thousands)	2020	Percent Change	2019	2020	Percent Change	2019
Revenue:
Total revenue	$1,276	0%	$1,271	$2,548	0%	$2,544
Operating costs and expenses:
General and administrative	(127)	1%	(126)	(252)	1%	(250)
Depreciation and amortization	(431)	0%	(430)	(861)	-%	(861)
Total operating expenses	(558)		(556)	(1,113)		(1,111)
Other income (expense):
Interest expense	(647)	(1)%	(655)	(1,297)	(1)%	(1,313)
Other income (expense)	-	-%	-	-	-%	-
Total other expense, net	(647)		(655)	(1,297)		(1,313)
Operating income (loss):
Total pre-tax income (loss)	$71		$60	$138		$120

Real Estate Revenue

Real estate rental revenue for the three and six months ended December 31, 2020 was consistent with the three and six months ended December 31, 2019.  Real estate rental revenue consists of rents received from the Class A office buildings in Fort Meyers, Florida.

Real Estate Costs and Expenses

The real estate business’ costs primarily consist of management fees, insurance and state sales tax, depreciation of real estate assets and the amortization of the in-place lease intangible assets.  Our costs and expenses have generally remained consistent year over year.

General Corporate

The following table provides the results of our general corporate activities:

	For the three months ended December 31,			For the six months ended December 31,
(in thousands)	2020	Percent Change	2019	2020	Percent Change	2019
Revenue:
Total revenue	$45	(21)%	$57	$136	70%	$80
Operating costs and expenses:
Stock-based compensation	(88)	(20)%	(110)	(323)	42%	(228)
Transaction costs	(229)	(53)%	(486)	(261)	(55)%	(577)
Other general and administrative	(1,006)	34%	(752)	(2,152)	(8)%	(2,329)
Depreciation and amortization	(1)	-%	(1)	(1)	-%	(1)
Total operating expenses	(1,324)		(1,349)	(2,737)		(3,135)
Other income (expense):
Interest expense	(552)	-%	-	(1,124)	-%	-
Other income (expense)	3,950	(1871)%	(223)	2,578	(473)%	(692)
Total other income (expense), net	3,398		(223)	1,454		(692)
Operating income (loss):
Total pre-tax income (loss)	$2,119		$(1,515)	$(1,147)		$(3,747)

General Corporate Revenue

For the three and six months ended December 31, 2020 and 2019, all revenue was derived from fees earned by Great Elm DME Manager, LLC (DME Manager), which provides consulting services to Great Elm DME, Inc. (DME Inc.).

General Corporate Costs and Expenses

Our general and administrative costs primarily consisted of professional fees and payroll costs in connection with our general corporate oversight of our subsidiaries and diligence efforts towards identifying asset and business acquisition opportunities.  Transaction costs primarily consist of professional fees in connection with our acquisitions of assets and businesses, as well as diligence for potential future opportunities.

The decrease in other general and administrative costs for the six months ended December 31, 2020 as compared to the six months ended December 31, 2019 is primarily attributable to lower audit-related professional fees due to the change in auditors in the prior fiscal year, as well as the Company becoming a non-accelerated filer with reduced reporting requirements under the updated rules of the SEC.

Other Income (Expense)

Interest expense for the three and six months ended December 31, 2020 consists of interest on the Convertible Notes which were issued in February 2020.  There is no corresponding debt or related interest expense for the three and six months ended December 31, 2019.

Other income (expense) primarily consists of dividends and unrealized losses on the Company’s investment in GECC.  Dividend income increased for the three and six months ended December 31, 2020 as compared to the corresponding periods in the prior year as the Company’s investment in GECC increased through stock distributions received and participation in the GECC rights offering in October 2020.  In addition, the Company recognized net unrealized gains of $2.6 million and $0.7 million for the three and six months ended December 31, 2020, respectively, and net unrealized losses of $0.8 million and $1.8 million for the three and six months ended December 31, 2019, respectively.  Our investment in GECC is marked-to-market by reference to the closing price on Nasdaq as of each period end.

Income Taxes

As of June 30, 2020, the Company had NOL carryforwards for federal and state income tax purposes of approximately $1.5 billion and $203 million, respectively.  The federal NOL carryforwards generated prior to fiscal year 2018 will expire from 2021 through 2037.  The federal NOL carryforwards generated in fiscal year 2018 or later can be carried forward indefinitely.  The state NOL carryforwards will expire from 2029 through 2038.  The Company assesses NOL carryforwards based on taxable income on an annual basis.

Liquidity and Capital Resources

Cash Flows

Cash flows used in operating activities for the six months ended December 31, 2020 were $1.7 million.  The net cash outflow was primarily the result of our net loss of $4.8 million, $3.3 million in purchases of investments made by the consolidated fund and $1.4 million of distributions received in stock from the Company’s investment in GECC.  These outflows were partially offset by non-cash inflows of $5.2 million related to depreciation and amortization and $1.9 million related to amortization of debt issuance costs.

Cash flows provided by operating activities for the six months ended December 31, 2019 were $3.1 million.  The net cash inflow was primarily the result of our net loss of $5.3 million offset by non-cash charges of $8.2 million.  Additional net cash inflows from operations are attributable to an increase of $1.9 million in accounts payable, accrued liabilities and other liabilities partially offset by outflows due to decreases of $0.7 million and $0.8 million related to operating leases and related party payables, respectively.  The fluctuations in these accounts are due to the timing of cash payments and cash receipts in the normal course of business.

Cash flows used in investing activities for the six months ended December 31, 2020 were $11.4 million.  The net cash outflow primarily consisted of $8.8 million in purchases of investments related to participation in the GECC non-transferable rights offering in October 2020 and $3.1 million in purchases of equipment to be held for rental.

Cash flows used in investing activities for the six months ended December 31, 2019 were $3.0 million.  The net cash outflow primarily consisted of $3.5 million in purchases of equipment for rental partially offset by proceeds from sale of equipment held for rental and disposal of property and equipment.

Cash flows provided by financing activities for the six months ended December 31, 2020 were $5.6 million which primarily consisted of $37.7 million in gross proceeds from the JPM Transactions and $1.6 million in proceeds from new equipment financing debt.  Such inflows were partially offset by principal payments of $32.1 million on our debt, including $31.0 million used to pay off the Corbel Facility, and debt issuance costs of $1.3 million in connection with the JPM Transactions.

Cash flows used in financing activities for the six months ended December 31, 2019 were $3.6 million which primarily consisted of principal payments on long term debt, related party notes payable and our revolving line of credit.

Financial Condition

As of December 31, 2020, we had an unrestricted cash balance of $32.9 million.  We also hold 5,425,644 shares of GECC common stock with an estimated fair value of $19.5 million as of December 31, 2020.

We intend to make acquisitions or investments that we believe will result in the investment of all of our liquid financial resources, to issue equity securities and to incur indebtedness.  If we are unsuccessful at raising additional capital resources, through either debt or equity, it is unlikely we will be able execute our strategic growth plan.

Borrowings

As of December 31, 2020, the Company had $31.3 million face value in Convertible Notes outstanding.  The Convertible Notes are held by a consortium of investors, including related parties.  The Convertible Notes accrue interest at 5.0% per annum, payable semiannually in arrears on June 30 and December 31, in cash or in kind at the option of the Company.

The Convertible Notes are due on February 26, 2030, but are convertible at the option of the holders, subject to the terms therein, prior to maturity into shares of our common stock.  Upon conversion of any note, the Company will pay or deliver, as the case may be, to the noteholder, in respect of each $1,000 principal amount of notes being converted, shares of common stock equal to the conversion rate in effect on the conversion date, together with cash, if applicable, in lieu of delivering any fractional share of common stock.

As of December 31, 2020, JPM held $35.0 million face value in shares of Forest Preferred Stock. The shares provide for a 9% annual dividend, which is payable quarterly.  The shares are mandatorily redeemable by the Company at their face value of $1,000 per share on December 29, 2027, or at a 0-3% premium decreasing over time based upon the occurrence of certain redemption events prior to December 29, 2027.  The redemption events include the occurrence of an ownership change that triggers an IRC § 382 limitation which reduces Forest net operating loss carryforwards to less than $300 million.  The shares are redeemable at any time at the option of Company at a redemption price at face value plus the 0-3% premium then in place.  The shares rank senior and have preference to the common shares of Forest.  The shares are non-voting, do not participate in the earnings of Forest and contain standard protective rights.

As of December 31, 2020, Corbel and VHG, both related parties, held $2.0 million in face value of shares of HC LLC Series A-1 Preferred Stock. The shares provide for a 9% annual dividend, which is payable quarterly.  The shares are mandatorily redeemable by the Company at their face value of $1,000 per share on the earlier of certain redemption events or December 29, 2027.  The redemption events include a bankruptcy, change in control or sale of the durable medical equipment business.  The shares are redeemable at any time at the option of Company at a redemption price equal to face value.  The shares rank senior and have preference to the common shares of HC LLC.  The shares are non-voting, do not participate in the earnings of HC LLC and contain standard protective rights.

The HC LLC Series A-1 Preferred Stock includes covenants that limit additional indebtedness, liens, asset dispositions and investments, require compliance and maintenance of licenses and government approvals and other customary conditions.  In order to incur certain additional debt, DME Inc. must also comply with a leverage ratio and levered free cash flow ratio, which are based in part on the HC LLC EBITDA levels.

The Company has a credit facility with Pacific Mercantile Bank that accrues interest at the prime rate plus 0.4% (at December 31, 2020, the effective rate was 3.7%) through maturity on November 29, 2022 (the DME Revolver).  The DME Revolver allows for borrowings up to $10 million.  The DME Revolver requires monthly interest payments.  The DME Revolver is secured by all of the assets of the durable medical equipment business and the Company is required to meet certain financial covenants.  The DME Revolver was not drawn as of December 31, 2020.

The DME Revolver includes covenants that restrict DME Inc. business operations to its current business, limit additional indebtedness, liens, asset dispositions and investments, require compliance and maintenance of licenses and government approvals and other customary conditions.  Events of default include the failure to pay amounts when due, bankruptcy, or violation of covenants, including a change in control of DME Inc.  DME Inc. must also comply with a fixed-charge coverage and leverage ratio financial covenants, which are based in part on the DME Inc. EBITDA levels.

As of December 31, 2020, the Company had a related party GP Corp. Note due to MAST Capital totaling $3.1 million that accrues interest at a variable rate of three-month LIBOR plus 3.0%, as adjusted for each 90-day period (at December 31, 2020, the effective rate was 3.2%) through maturity on November 3, 2026.  The GP Corp. Note requires minimum annual principal payments of $0.08 million and quarterly interest-only payments.  The GP Corp. Note is secured by the profit sharing agreement between one of our wholly-owned subsidiaries, Great Elm Capital Management, Inc. (GECM) and GECC GP Corp. (the Profit Sharing Agreement) that transfers profits generated by our management of GECC, with no recourse to any of our other assets, entities or operations.

The GP Corp. Note is non-recourse to any of the Company’s operations or net assets not related to GECM’s management services to GECC.  The GP Corp. Note may be prepaid at par value at any time with prior written notice to the holders of the GP Corp. Note.  Additionally, GECC GP Corp. is required to prepay the GP Corp. Note upon certain material liquidation transactions including any termination of the Profit Sharing Agreement.

As of December 31, 2020, the Company had a senior note due to Wells Fargo Bank Northwest, National as trustee totaling $48.9 million that accrues interest at a rate of 3.49% through maturity on March 15, 2030 (the Senior Note).  The Senior Note requires monthly principal and interest payments through the maturity date.  The Senior Note is secured by a first lien mortgage on the Property and an Assignment of Leases and Rents, with no recourse to any of our assets, entities or operations.

The principal and interest due on the Senior Note may be prepaid at the option of the borrower, based on an amount determined by discounting the remaining principal and interest payments at a rate equal to an applicable premium in excess of a rate corresponding to the specified U.S. Treasury security over the remaining average life of the Senior Note.

As of December 31, 2020, the Company had a subordinated note due to Wells Fargo Bank Northwest, National as trustee totaling $4.1 million that accrues interest at a rate of 15.0% through maturity on March 15, 2030 (the Subordinated Note).  The Subordinated Note is a capital appreciation note, whereby the monthly interest is capitalized to the principal balance and due at maturity.  The Subordinated Note is secured by a second lien mortgage on the Property, and an Assignment of Leases and Rents, with no recourse to any of our assets, entities or operations.

The principal and interest due on the Subordinated Note may be prepaid at the option of the borrower, based on an amount determined by discounting the remaining principal and interest payments at a rate equal to an applicable premium in excess of a rate corresponding to the specified U.S. Treasury security over the remaining average life of the Subordinated Note.

The note agreements for both the Senior Note and the Subordinated Note include negative covenants that restrict the Company’s majority-owned subsidiary, CRIC IT Fort Myers LLC’s (the Property Owner), business operations to ownership and lease of the Property, limit additional indebtedness, require maintenance of insurance and other customary requirements related to the Property.  Events of default include non-payment of amounts when due, inability to pay indebtedness or material change in the business operations or financial condition of the Property Owner or the lease tenant that in the lender’s reasonable determination would reasonably be expected to materially impair the value of the Property, prevent timely repayment of the notes or performance of any material obligations under the notes and related agreements.  The payments under the notes are also guaranteed on a full and several basis by the non-controlling interest holder of the Property Owner.  Both the Senior Note and Subordinated Note are non-recourse to the Company, but are secured by the Property, the rights associated with the leases and the stock owned by the Company in the Property Owner.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the market risks discussed in Item 7A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Item 4. Controls and Procedures.

We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020.  Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that the information we are required to disclose in reports that we file under the Securities Exchange Act of 1934, as amended, (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure.  Our CEO and CFO participated in this evaluation and concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting for the quarter ended December 31, 2020, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

No changes required to be disclosed.

Item 1A. Risk Factors.

We have disclosed the risk factors affecting our business, financial condition and operating results in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.  There have been no material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

All references are to filings by Great Elm Group, Inc. (the Registrant) with the SEC under File No. 001-39832.

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated December 21, 2020, by and among Great Elm Capital Group, Inc., Great Elm Group, Inc. and Forest Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on December 29, 2020)

3.1	Certificate of Incorporation of Great Elm Group, Inc., dated October 23, 2020 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 29, 2020)

3.2	Bylaws of Great Elm Group, Inc., dated October 23, 2020 (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on December 29, 2020)

4.1	Form of Great Elm Group, Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on December 29, 2020)

4.2

Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock of Great Elm Group, Inc., dated December 23, 2020 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on December 29, 2020)

4.3

Stockholders’ Rights Agreement, dated as of December 29, 2020, between Great Elm Group, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on December 29, 2020)

4.4	Form of 5.0% Convertible Senior PIK Notes due 2030 (incorporated by reference to Exhibit 4.4 to the Form 8-K filed on December 29, 2020)

4.5	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.5 to the Form 8-K filed on December 29, 2020)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Materials from the Great Elm Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in inline Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-Controlling Interest, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related Notes to the Condensed Consolidated Financial Statements, tagged in detail (furnished herewith).

104	The cover page from the Great Elm Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in inline XBRL (included as Exhibit 101).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT ELM GROUP, INC.

Date: February 16, 2021	/s/ Peter A. Reed
Peter A. Reed
Chief Executive Officer

Date: February 16, 2021	/s/ Brent J. Pearson
Brent J. Pearson
Chief Financial Officer