Form 10-Q
period 2021-03-31
Great Elm Group, Inc.
filed 2021-05-14
CIK 1831096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 9, 2021, there were 26,600,278 shares of the registrant’s common stock outstanding.

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	2
	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2021 and June 30, 2020	3
	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2021 and 2020	4
	Unaudited Condensed Consolidated Statement of Stockholders’ Equity and Contingently Redeemable Non-Controlling Interest for the three and nine months ended March 31, 2021	5
	Unaudited Condensed Consolidated Statement of Stockholders’ Equity and Contingently Redeemable Non-Controlling Interest for the three and nine months ended March 31, 2020	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2021 and 2020	7
	Unaudited Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54
Item 4.	Controls and Procedures	54

PART II. OTHER INFORMATION		54

Item 1.	Legal Proceedings	54
Item 1A.	Risk Factors	54
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 3.	Defaults Upon Senior Securities	55
Item 4.	Mine Safety Disclosures	55
Item 5.	Other Information	55
Item 6.	Exhibits	55

SIGNATURES		56

Unless the context otherwise requires, “we,” “us,” “our,” “GEG," the “Company” and terms of similar import refer to Great Elm Group, Inc. and/or its subsidiaries. Our corporate website address is www.greatelmcap.com. The information contained in, or accessible through, our corporate website does not constitute part of this report.  On December 29, 2020, the Company completed a reorganization of the Company’s corporate structure, and outstanding shares of Great Elm Capital Group, Inc. (GEC) were automatically converted into shares of common stock of the Company.  Where context requires, references to “we,” “us,” “our,” “GEG” and the “Company” include GEC.

Cautionary Statement Regarding Forward-Looking Information

This report and certain information incorporated herein by reference, contain forward‑looking statements under the Private Securities Litigation Reform Act of 1995. Such statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “seek,” “anticipate,” “intend,” “estimate,” “plan,” “target,” “project,” “forecast,” “envision” and other similar phrases. Although we believe the assumptions and expectations reflected in these forward‑looking statements are reasonable, these assumptions and expectations may not prove to be correct and we may not achieve the financial results or benefits anticipated. These forward‑looking statements are not guarantees of actual results. Our actual results may differ materially from those suggested in the forward‑looking statements.  These forward‑looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation:

▪	the ability of Great Elm Capital Management, Inc. (GECM) to profitably manage Great Elm Capital Corp. (GECC), a business development company GECM manages through our investment management business;
▪	the dividend rate that GECC will pay;
▪	our ability to continue to develop and grow our durable medical equipment, investment management and real estate businesses;
▪	our ability to raise capital to fund our business plan;
▪	our ability to make acquisitions and manage any businesses we may acquire;
▪	conditions in the equity capital markets and debt capital markets as well as the economy generally;
▪	our ability to maintain the security of electronic and other confidential information;
▪	serious disruptions and catastrophic events, including the impact of COVID‑19 on the global economy;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Great Elm Group, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

Dollar amounts in thousands (except per share data)

ASSETS	March 31, 2021	June 30, 2020
Current assets:
Cash and cash equivalents	$24,321	$40,519
Restricted cash	984	846
Accounts receivable	7,172	7,991
Related party receivables	1,477	1,059
Investments, at fair value (cost $40,726 and $30,279, respectively)	18,835	8,705
Inventories	1,187	1,470
Prepaid and other current assets	3,589	738
Assets of consolidated funds
Investments, at fair value (cost $25,661)	25,625	-
Prepaid expenses	94	-
Total current assets	83,284	61,328
Real estate assets, net	52,271	53,188
Property and equipment, net	941	1,410
Equipment held for rental, net	7,148	7,483
Identifiable intangible assets, net	13,854	15,129
Goodwill	50,658	50,010
Right of use assets	5,276	5,392
Other assets	1,825	1,505
Total assets	$215,257	$195,445
LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,780	$5,007
Accrued expenses and other liabilities	5,619	3,565
Deferred revenue	5,374	5,652
Current portion of lease liabilities	1,828	1,617
Current portion of long term debt	2,460	6,221
Current portion of related party notes payable	-	1,418
Current portion of equipment financing debt	2,155	2,034
Liabilities of consolidated funds
Due to broker and other liabilities	12,248	-
Total current liabilities	35,464	25,514
Lease liabilities, net of current portion	3,720	4,060
Long term debt, net of current portion	51,541	52,781
Related party notes payable, net of current portion	-	26,485
Convertible notes (face value $33,530 and $30,521, respectively, including $15,857 and $13,277, respectively, held by related parties)	21,036	17,444
Equipment financing debt, net of current portion	83	196
Redeemable preferred stock of subsidiaries (held by related parties, face value $37,018)	35,474	-
Other liabilities	1,020	395
Total liabilities	148,338	126,875
Commitments and Contingencies (Note 18)
Contingently redeemable non-controlling interest	2,055	3,890
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 authorized and zero outstanding	-	-
Common stock, $0.001 par value; 350,000,000 shares authorized and 26,495,976 shares issued and 25,837,000 outstanding at March 31, 2021; and 26,217,380 shares issued and 25,529,534 outstanding at June 30, 2020	26	26
Additional paid-in-capital	3,319,516	3,318,117
Accumulated deficit	(3,264,214)	(3,257,349)
Total Great Elm Group, Inc. stockholders' equity	55,328	60,794
Non-controlling interests	9,536	3,886
Total stockholders' equity	64,864	64,680
Total liabilities, non-controlling interest and stockholders' equity	$215,257	$195,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

Dollar amounts in thousands (except per share data)

	For the three months ended March 31,		For the nine months ended March 31,
	2021	2020	2021	2020
Revenues:
Durable medical equipment sales and services revenue	$8,606	$8,933	$27,363	$25,725
Durable medical equipment rental income	4,511	5,198	14,907	16,028
Investment management revenues	728	829	2,261	2,585
Real estate rental income	1,276	1,276	3,824	3,820
Total revenues	15,121	16,236	48,355	48,158

Operating costs and expenses:
Cost of durable medical equipment sold and services	3,806	3,966	12,716	11,118
Cost of durable medical equipment rentals[1]	1,657	2,072	5,193	6,522
Durable medical equipment other operating expenses[2]	6,084	8,079	21,834	22,607
Investment management expenses	904	149	2,546	1,504
Real estate expenses	128	125	380	375
Depreciation and amortization	1,048	1,053	3,090	3,250
Selling, general and administrative	1,854	1,801	4,582	4,935
Expenses of consolidated funds	19	-	27	-
Total operating costs and expenses	15,500	17,245	50,368	50,311
Operating loss	(379)	(1,009)	(2,013)	(2,153)
Dividends and interest income	554	491	2,408	1,608
Net realized and unrealized loss on investment in GECC	(1,112)	(9,794)	(454)	(11,603)
Net realized and unrealized gain on investments of consolidated funds	155	-	221	-
Interest expense	(2,179)	(1,754)	(6,047)	(5,083)
Loss on extinguishment of debt	-	-	(1,866)	-
Other income, net	-	-	30	3
Loss, before income taxes	(2,961)	(12,066)	(7,721)	(17,228)
Income tax benefit (expense)	43	148	(6)	5
Net loss	$(2,918)	$(11,918)	$(7,727)	$(17,223)
Less: net loss attributable to non-controlling interest	(158)	(301)	(862)	(676)
Net loss attributable to Great Elm Group, Inc.	$(2,760)	$(11,617)	$(6,865)	$(16,547)
Net loss attributable to shareholders per share
Basic	$(0.11)	$(0.46)	$(0.27)	$(0.65)
Diluted	(0.11)	(0.46)	(0.27)	(0.65)
Weighted average shares outstanding
Basic	25,757	25,430	25,669	25,401
Diluted	25,757	25,430	25,669	25,401

[1] Includes depreciation expense of:	1,478	1,882	4,683	5,895
[2] Net of CARES Act Stimulus of:	2,275	-	2,275	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-controlling Interest (Unaudited)

Dollar and share amounts in thousands

Dollar and share amounts in thousands	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Group, Inc. Stockholders'	Non- controlling	Total Stockholders'	Contingently Redeemable Non-controlling
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
BALANCE, June 30, 2020	25,530	$26	$3,318,117	$(3,257,349)	$60,794	$3,886	$64,680	$3,890
Net loss	-	-	-	(3,756)	(3,756)	(61)	(3,817)	(46)
Issuance of common stock related to vesting of restricted stock	116	0	-	-	-	-	-	-
Stock-based compensation	-	-	429	-	429	-	429	-
BALANCE, September 30, 2020	25,646	$26	$3,318,546	$(3,261,105)	$57,467	$3,825	$61,292	$3,844
Net loss	-	-	-	(349)	(349)	(305)	(654)	(292)
Issuance of common stock related to vesting of restricted stock	45	0	-	-	-	-	-	-
Distributions to non-controlling interest holders of DME Inc.	-	-	-	-	-	(985)	(985)	(985)
Issuance of Forest common stock	-	-	-	-	-	2,700	2,700	-
Stock-based compensation	-	-	285	-	285	-	285	-
BALANCE, December 31, 2020	25,691	$26	$3,318,831	$(3,261,454)	$57,403	$5,235	$62,638	$2,567
Net loss	-	-	-	(2,760)	(2,760)	351	(2,409)	(509)
Issuance of common stock related to vesting of restricted stock	146	0	-	-	0	-	0	-
Non-cash distributions to non-controlling interest holders of DME, Inc.	-	-	-	-	-	(3)	(3)	(3)
Deemed capital contribution related to issuance of convertible notes	-	-	602	-	602	-	602	-
Repurchase of interests in subsidiary	-	-	(533)	-	(533)	678	145	-
Issuance of LP interests in Consolidated Fund	-	-	-	-	-	3,275	3,275	-
Stock-based compensation	-	-	616	-	616	-	616	-
BALANCE, March 31, 2021	25,837	$26	$3,319,516	$(3,264,214)	$55,328	$9,536	$64,864	$2,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-controlling Interest (Unaudited)

Dollar and share amounts in thousands

	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Group, Inc. Stockholders'	Non- controlling	Total Stockholders'	Contingently Redeemable Non-controlling
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
BALANCE, June 30, 2019	25,353	$25	$3,305,415	$(3,244,374)	$61,066	$4,016	$65,082	$3,912
Net loss	-	-	-	(3,089)	(3,089)	(109)	(3,198)	(80)
Issuance of common stock related to vesting of restricted stock	30	0	0	-	0	-	0	-
Stock-based compensation	-	-	293	-	293	-	293	-
BALANCE, September 30, 2019	25,383	$25	$3,305,708	$(3,247,463)	$58,270	$3,907	$62,177	$3,832
Net loss	-	-	-	(1,841)	(1,841)	(108)	(1,949)	(78)
Issuance of common stock related to vesting of restricted stock	29	0	0	-	0	-	0	-
Stock-based compensation	-	-	208	-	208	-	208	-
BALANCE, December 31, 2019	25,412	25	3,305,916	(3,249,304)	56,637	3,799	60,436	3,754
Net loss	-	-	-	(11,617)	(11,617)	(162)	(11,779)	(139)
Issuance of common stock related to vesting of restricted stock	28	-	-	-	-	-	-	-
Stock-based compensation	-	-	(267)	-	(267)	-	(267)	-
Issuance of convertible notes	-	-	12,224	-	12,224	-	12,224	-
BALANCE, March 31, 2020	25,439	$25	$3,317,873	$(3,260,921)	$56,977	$3,637	$60,614	$3,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Dollar amounts in thousands

	For the nine months ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(7,727)	$(17,223)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,773	9,144
Stock-based compensation	1,330	234
Sales of investments by consolidated funds	4,130	-
Purchases of investments by consolidated funds	(29,364)	-
Stock dividends received from GECC	(1,868)	-
Unrealized loss on investments	490	11,603
Realized gain on investments	(257)	-
Non-cash interest and amortization of debt issuance costs	2,099	722
Loss on extinguishment of debt	1,866	-
Deferred tax benefit	(3)	(116)
Other non-cash expense, net	1,188	1,070
Gain on sale of equipment held for rental	(292)	(612)
Change in fair value of contingent consideration	-	(1,135)
Changes in operating assets and liabilities:
Related party receivable	(418)	250
Accounts receivable	1,445	310
Inventories	496	(414)
Prepaid assets, deposits, and other assets	(2,933)	(821)
Operating leases	(1,201)	(1,071)
Related party payable	-	(805)
Deferred revenues	(278)	-
Accounts payable, accrued liabilities and other liabilities	2,360	3,448
Net cash provided by (used in) operating activities	(21,164)	4,584
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(748)	-
Purchases of investments	(75)	-
Sales of investments	35	-
Participation in related party rights offering	(8,751)	-
Purchases of equipment held for rental	(4,613)	(5,384)
Proceeds from sale of equipment held for rental	862	1,394
Purchases of property and equipment	(71)	(591)
Proceeds from sale of property and equipment	-	37
Net cash used in investing activities	(13,361)	(4,544)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

Dollar amounts in thousands

	For the nine months ended March 31,
	2021	2020
Cash flows from financing activities:
Proceeds on revolving line of credit	-	2,550
Principal payments on revolving line of credit	(3,900)	(2,050)
Principal payments on long term debt	(1,723)	(1,598)
Principal payments on related party notes payable	(25,105)	(2,123)
Principal payments on equipment financing debt	(3,440)	(2,065)
Proceeds from equipment financing debt	2,901	2,338
Capitalized issuance costs	(1,250)	(392)
Due to broker of consolidated funds	12,060	-
Repurchases of interests in subsidiary	(68)	-
Proceeds from convertible notes	-	30,000
Payments of debt extinguishment costs	(1,627)	-
Dividends paid to non-controlling interest holders of DME Inc.	(368)	-
Issuance of Forest preferred stock	35,010	-
Capital contributions from non-controlling interests in consolidated funds	3,275	-
Proceeds from sale of Forest common stock, gross	2,700	-
Net cash provided by financing activities	18,465	26,660
Net increase (decrease) in cash, cash equivalents and restricted cash	(16,060)	26,700
Cash, cash equivalents and restricted cash at beginning of period	41,365	12,830
Cash, cash equivalents and restricted cash at end of period	$25,305	$39,530

Cash paid for interest	$2,231	$4,585

Non-cash investing and financing activities
Lease liabilities and right of use assets arising from operating leases	$426	$607
Contingent consideration	397	-
Distribution of HC LLC (as defined below) preferred stock to non-controlling interest holders of DME Inc.	1,608	-
Repurchase of GP Corp. Note	3,072	-
Issuance of convertible notes	2,250	-

The following table reconciles the amounts shown for cash and cash equivalents and restricted cash in the condensed consolidated balance sheets to the amounts shown for cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows.

	March 31, 2021	June 30, 2020
Cash and cash equivalents	$24,321	$40,519
Restricted cash	984	846
Cash, cash equivalents and restricted cash	$25,305	$41,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2021

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

On December 29, 2020, the Company completed a reorganization of the Company's corporate structure, where Great Elm Capital Group, Inc. (GEC) changed its name to Forest Investments, Inc. (Forest) and became a wholly owned subsidiary of a new holding company, Great Elm Group, Inc.  Outstanding shares of Forest under the ticker symbol “GEC” were automatically converted into shares of common stock of Great Elm Group, Inc., ticker symbol “GEG”.  Forest common stock was then delisted from the NASDAQ Global Select Market and subsequently deregistered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act).  The Holding Company Reorganization (as defined in Note 5 – Holding Company Reorganization and Financing Transaction) was a tax-free transaction for U.S. federal income tax purposes for the Company’s shareholders.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries.  Wholly-owned subsidiaries include Great Elm Capital Management, Inc. (GECM), Great Elm Opportunities GP, Inc., Great Elm DME Holdings, Inc. and Great Elm DME Manager, LLC (DME Manager).  Majority-owned subsidiaries include Forest, GECC GP Corp., Great Elm FM Acquisition, Inc., Great Elm FM Holdings, Inc., CRIC IT Fort Myers, LLC (CRIC IT), Great Elm DME, Inc. (DME Inc.) and Great Elm Healthcare, LLC (HC LLC) and its seven wholly-owned subsidiaries.  In addition, we have determined that we are the primary beneficiary in each of Great Elm Opportunity Fund I, LP Series C and Great Elm SPAC Opportunity Fund, LLC (GESOF), variable interest entities, and therefore the operations of these funds have been included in our consolidated results.

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

Use of Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities.  On an on-going basis, the Company evaluates all of these estimates and assumptions.  Included in these estimates and assumptions are items that relate to revenue recognition, recognition of rental income, the valuation of excess and obsolete inventories, depreciable lives of equipment, impairment of long lived tangible and intangible assets, valuation allowance for deferred tax assets, fair value measurements including the initial bifurcation and subsequent measurement of embedded derivatives and features and hybrid instruments, stock-based compensation and contingent consideration, estimates associated with the application of acquisition accounting, and the value of lease liabilities and corresponding right to use assets.  Although these and other estimates and assumptions are based on the best available information, actual results could be different from these estimates.

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

Non-controlling interests in the Company’s subsidiaries are reported as a component of liabilities for mandatorily redeemable interests, temporary equity for contingently redeemable interests or permanent equity, separate from the Company’s equity.  See Note 15 – Non-Controlling Interests and Preferred Stock of Subsidiaries.  Results of operations attributable to the non-controlling interests are included in the Company’s condensed consolidated statements of operations.

Segments

The Company has three business operating segments: durable medical equipment, investment management and real estate, with general corporate representing unallocated costs and activity to arrive at consolidated operations.  The Company regularly reviews each segment for purposes of allocating resources and assessing performance.

Accounts Receivable

Substantially all of the accounts receivable balance relates to the durable medical equipment business.  Accounts receivable are customer obligations due under normal sales and rental terms and represent the amount estimated to be collected from the customers and, if applicable, the third-party private insurance provider or government program (collectively, Payors), based on the contractual agreements.  The Company does not require collateral in connection with its customer transactions and aside from verifying insurance coverage, does not perform credit checks on patient customers.  Revenue and accounts receivable have been constrained to the extent that billed amounts exceed the amounts estimated to be collected.  The constrained transaction price relates primarily to expected billing adjustments with the Payors and patient customers.  Management’s evaluation of variable consideration takes into account such factors as past experience, information about specific receivables, Payors and patient customers.  The revenue reserves related to constraints on variable consideration were $4.7 million and $4.8 million as of March 31, 2021 and June 30, 2020, respectively.  During the three and nine months ended March 31, 2021 and 2020, the Company recognized reductions to revenue of $2.2 million and $4.9 million, and $1.1 million and $2.6 million, respectively, related to such constraints.  See Note 3 – Revenue.

The assessment of variable consideration to be constrained is based on estimates, and ultimate losses may vary from current estimates. As adjustments to these estimates become necessary, they are reported in earnings in the periods in which they become known.  There were no material adjustments to revenues made in the nine months ended March 31, 2021 relating to prior periods.  Changes in constraints on variable consideration are recorded as a component of net revenues.

The Company generally does not allow returns from customers for reasons not covered under the manufacturer’s standard warranty.  Therefore, there is no provision for sales return reserves.  The Company does not have significant bad debt experience with Payors, and therefore the allowance for doubtful accounts is immaterial.

As of March 31, 2021 and June 30, 2020, the Company had unbilled receivables of approximately $1.4 million and $1.9 million, respectively, that relate to transactions where the Company has the ultimate right to invoice a Payor under the terms of the arrangement but are not currently billed.  Previously disclosed unbilled amounts have been updated to reflect current presentation.  These unbilled amounts are included in accounts receivable in the condensed consolidated balance sheets.

Net Income (Loss) per Share

The following table presents the calculation of basic and diluted earnings (loss) per share:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands except per share amounts)	2021	2020	2021	2020
Net loss	$(2,918)	$(11,918)	$(7,727)	$(17,223)
Less: net loss attributable to non-controlling interest	(158)	(301)	(862)	(676)
Net loss attributable to Great Elm Group, Inc.	$(2,760)	$(11,617)	$(6,865)	$(16,547)
Net loss attributable to shareholders per share
Basic	$(0.11)	$(0.46)	$(0.27)	$(0.65)
Diluted	$(0.11)	$(0.46)	$(0.27)	$(0.65)
Weighted average shares outstanding
Basic	25,757	25,430	25,669	25,401
Diluted	25,757	25,430	25,669	25,401

When calculating earnings per share, we are required to adjust for the dilutive effect of common stock equivalents.  As of March 31, 2021, the Company had 13,088,564 potential shares of common stock, including 9,656,616 potential shares of Company common stock issuable upon conversion of Convertible Notes (as defined in Note 13 – Convertible Notes) and 3,431,948 potential shares issuable upon the exercise of stock options and vesting of restricted stock units and restricted stock awards that are not included in the diluted net loss per share calculations because to do so would be antidilutive.  As of March 31, 2020, the Company had 3,459,602 potential shares of Company common stock issuable upon exercise of the stock options and vesting of restricted stock units and restricted stock awards that are not included in the diluted net loss per share calculations because to do so would be antidilutive.

As of March 31, 2021 and 2020, the Company had an aggregate of 732,909 issued shares that are subject to forfeiture by the employee at a nominal price if service and performance milestones are not met.  The Company does not account for such shares as being outstanding for accounting purposes since they are unvested and subject to forfeiture.

Restrictions on Subsidiary Dividends

Under the Senior Note (as defined below) and Subordinated Note (as defined below), CRIC IT Fort Myers, LLC is restricted from paying any dividends until the Notes are satisfied.  The ability of DME Inc. to pay dividends is subject to compliance with the restricted payment covenants under the DME Revolver (as defined below).

Concentration of Risk

The Company’s net investment revenue and receivables for the periods presented were primarily attributable to the management of one investment vehicle, GECC, which is also a related party.  See Note 6 – Related Party Transactions.

The Company’s real estate rental revenue is derived from one tenant.

The Company’s durable medical equipment revenue and related accounts receivable are concentrated with third-party Payors.  The following table summarizes customer concentrations as a percentage of revenues:

	For the three months ended March 31,		For the nine months ended March 31,
	2021	2020	2021	2020
Government Payor A	29%	28%	33%	28%
Government Payor B	*	*	*	*
Third-party Payor C	10%	*	11%	10%

* Not a significant concentration.

The following table summarizes customer concentrations as a percentage of accounts receivable:

	As of
	March 31, 2021	June 30, 2020
Government Payor A	22%	20%
Government Payor B	*	11%
Third-party Payor C	13%	11%

* Not a significant concentration

Recently Adopted Accounting Standards

Fair Value Measurements  In August 2018, the FASB issued Accounting Standards Update (ASU) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, resulting in various disclosures related to fair value measurements being eliminated, modified or supplemented.  ASU 2018-13 is effective for interim and annual periods beginning after December 15, 2019, with an option to early adopt any eliminated or modified disclosures, and to delay adoption of the additional disclosures, until the effective date.  The Company early adopted the eliminated and modified disclosures of ASU 2018-13 during the three months ended September 30, 2018 and, as a result, updated its financial statement disclosures accordingly. A modified narrative description of measurement uncertainty for level 3 fair value measurements was applied prospectively, with all other amendments applied retrospectively.  The Company has adopted the supplemental disclosures as of July 1, 2020.

Recently Issued Accounting Standards

Current Expected Credit Losses  In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which changes the impairment model for financial instruments, including trade receivables from an incurred loss method to a new forward looking approach, based on expected losses.  The estimate of expected credit losses will require entities to incorporate considerations of historical experience, current information and reasonable and supportable forecasts.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  The Company is evaluating the potential impact that the adoption of this ASU will have on its consolidated financial statements.

Reference Rate Reform In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): facilitation of the Effects of Reference Rate Reform on Financial Reporting, in response to the United Kingdom Financial Conduct Authority which announced the desire to phase out the use of the London Interbank Offered Rate (LIBOR) by the end of 2021.  The provisions provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform on financial reporting due to the cessation of LIBOR if certain criteria are met.  If LIBOR ceases to exist, we may need to renegotiate outstanding notes payable outstanding which extend beyond 2021 with the respective counterparties.  Adoption of the provisions in ASU 2020-04 are optional and effective from March 12, 2020 through December 31, 2022.  We are currently evaluating the impact of this ASU on our financial statements.

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

3. Revenue

The revenues from each major source of revenue are summarized in the following table:
	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2021	2020	2021	2020
Product and Services Revenue
Investment Management
Management Fees	$613	$683	$1,823	$2,201
Administration Fees	115	146	438	384
	728	829	2,261	2,585
Durable Medical Equipment
Equipment Sales	7,309	7,549	23,728	21,497
Service Revenues	1,297	1,384	3,635	4,228
	8,606	8,933	27,363	25,725

Total product and services revenue	$9,334	$9,762	$29,624	$28,310

Rental Revenues
Real Estate
Rental Income	1,276	1,276	3,824	3,820
Durable Medical Equipment
Medical Equipment Rental Income	4,511	5,198	14,907	16,028
Total rental revenue	5,787	6,474	18,731	19,848

Total	$15,121	$16,236	$48,355	$48,158

Revenue Accounting Under Topic 606

In determining the appropriate amount of revenue to be recognized under FASB Accounting Standards Codification Topic 606, Revenues (Topic 606) the Company performed the following steps: (i) identified the promised goods or services in the contract; (ii) determined whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measured the transaction price, including the constraint on variable consideration; (iv) allocated the transaction price to the performance obligations; and (v) recognized revenue when (or as) the Company satisfies each performance obligation.

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

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable.  Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available.  Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain Payors may result in adjustments to amounts originally recorded.  Such adjustments are typically identified and recorded at the point of cash application or claim denial.  The Company constrains revenue for these estimated adjustments.  There were no material changes in estimates recorded in the nine months ended March 31, 2021, relating to prior periods.

The payment terms and conditions of customer contracts vary by customer type and the products and services offered.

The Company may provide shipping services prior to the point of delivery and has concluded that the services represent a fulfilment activity and not a performance obligation.  Returns and refunds are not accepted on either equipment sales or sleep study services.  The Company does not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products or services are not recognized as revenue.  The Company does not incur contract acquisition costs.  The Company does not have any partially or unfilled performance obligations related to contracts with customers.  However, during the quarter ended June 30, 2020, the Company applied for and received $4.4 million in advanced payments from the Centers for Medicare and Medicaid Services under their Accelerated and Advance Payment Program, which was expanded to increase cash flow to providers of services and suppliers impacted by the COVID-19 pandemic.  These advance payments will begin to be recouped against the Company’s future Medicare and Medicaid claims beginning in the fourth quarter of our fiscal year 2021.  These amounts are included within deferred revenue on the condensed consolidated balance sheet.  The Company has no other contract liabilities as of March 31, 2021 or December 31, 2020.

Included in sales and services revenue are unbilled amounts for which the revenue recognition criteria had been met as of period end but were not yet billed to the Payor.  The estimate of net unbilled rental revenue recognized is based on historical trends and estimates of future collectability.  As of March 31, 2021 and June 30, 2020, net unbilled sales and services revenue is approximately $0.9 million and $1.2 million, respectively, and is included in accounts receivable.

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

Management Fees

The Company earns management fees based on the investment management agreements GECM has with GECC and other private funds managed by GECM (collectively, the “Funds”).  The performance obligation is satisfied over time as the services are rendered, since the Funds simultaneously receive and consume the benefits provided as GECM performs services.  Management fee rates range from 1% to 1.5% of the management fee assets specified with each agreement.  Based on the terms of the specific agreement, management fees may be calculated and billed in advance or in arrears of the period, no less frequently than quarterly.  Management fee revenue is recognized over time as the services are provided.

Incentive Fees

The Company earns incentive fees based on the investment management agreements GECM has with GECC and separately managed accounts.  Where an investment management agreement includes both management fees and incentive fees, the performance obligation is considered to be a single obligation for both fees.  Incentive fees are variable consideration associated with the GECC investment management agreement.  Incentive fees are recognized based on investment performance during the period, subject to the achievement of minimum return levels or high-water marks, in accordance with the terms of the respective investment management agreements.  Incentive fees range from 5.0% to 20.0% of the performance-based metric specified within each agreement.  Because of the uncertainty of when incentive fees will be collected due to market conditions and investment performance, incentive fees are fully constrained and not recorded until received and the probability of significant reversal of the fees is eliminated in accordance with the respective investment management agreements.  As of March 31, 2021, there is $9.3 million in incentive fees which have been earned per the terms of the investment management agreements but not recognized as they are still subject to the constraints described above.

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

Revenue Accounting Under Topic 842

Durable Medical Equipment Revenue

Equipment Rental Revenue

Under FASB Accounting Standards Codification Topic 842, Leases (Topic 842) rental income from operating leases is recognized on a straight-line basis, based on contractual lease terms with fixed and determinable increases over the non-cancellable term of the related lease when collectability is reasonably assured.  The Company leases durable medical equipment to customers for a fixed monthly amount on a month-to-month basis.  The contractual length of the lease term varies based on the type of equipment that is rented to the customer, but generally is from 10 to 36-months.  In the case of capped rental agreements, title to the equipment transfers to the customer at the end of the contractual rental period.  The customer has the right to cancel the lease at any time during the rental period for a subsequent month’s rental and payments are generally billed in advance on a month-to-month basis.  Under Topic 842, rental income from operating leases is recognized on a month-to-month basis, based on contractual lease terms when collectability is reasonably assured.  Certain customer co-payments are included in revenue when considered probable of payment.

The lease term begins on the date products are delivered to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including Medicare, private payors, and Medicaid. Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain Payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application or claim denial.  There were no material changes in estimates recorded in the nine months ended March 31, 2021, relating to prior periods.

Although invoicing typically occurs at the beginning of the monthly rental period, we recognize revenue from rentals on a daily basis.  Since rental agreements can commence at any time during a given month, we defer revenue related to the remaining monthly rental period as of period end.  Deferred revenue related to rentals was $1.0 million and $1.3 million as of March 31, 2021 and June 30, 2020, respectively.

Included in rental revenue are unbilled amounts for which the revenue recognition criteria had been met as of period end but were not yet billed to the Payor.  Net unbilled rental revenue is recognized to the extent payment is probable.  As of March 31, 2021 and June 30, 2020, net unbilled rental revenue is approximately $0.5 million and $0.7 million, respectively, and is included in accounts receivable.

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

4.  Acquisitions

Acquisition of Advanced Medical DME, LLC and PM Sleep Lab, LLC

On March 1, 2021, through its majority-owned subsidiary, DME Inc., the Company acquired Advanced Medical DME, LLC and PM Sleep Lab, LLC (AMPM), providers of sleep testing, Positive Air Pressure (PAP), and other respiratory products and services in nine locations throughout Kansas and Missouri.  The acquisition is accounted for as a business combination.  The Company expects to achieve synergies and costs reductions through integrating these operations into our existing durable medical equipment operations.  Operating results of the acquired businesses have been included in the consolidated statements of operations since March 1, 2021.

The purchase consideration was $1.1 million, comprised of $0.4 million paid upon closing net of cash acquired, $0.3 placed in escrow for potential satisfaction of certain indemnification obligations, and $0.4 million representing the acquisition date fair value of contingent consideration. We have recorded a preliminary allocation of the purchase price for AMPM, which resulted in goodwill of $0.7 million and intangible assets, including trade names of $0.4 million.  Goodwill was assigned to the durable medical equipment segment and is attributable primarily to expected synergies and the assembled workforce of the acquired business.  None of the goodwill is expected to be deductible for income tax purposes.  The presentation of pro forma financial disclosures are not required in connection with the AMPM acquisition.

The contingent consideration arrangement requires the Company to pay up to $2.1 million of additional consideration to the seller if certain revenue thresholds are achieved for the 12 months ended September 1, 2022.  The fair value of the contingent consideration arrangement at the acquisition date was $0.4 million.  The Company estimated the fair value of the contingent consideration using a Monte Carlo simulation model.  The key assumptions in applying the Monte Carlo simulation model include volatility of 40.0% and a discount rate of 10.3%.  The contingent consideration is included within the other liabilities in the consolidated balance sheets.

5. Holding Company Reorganization and Financing Transaction

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

Financing Transaction

Following the consummation of the Holding Company Reorganization, J.P. Morgan Broker-Dealer Holdings Inc. (JPM), a Delaware corporation and affiliate of JPMorgan Chase & Co., Forest and the Company agreed to effect certain transactions pursuant to which JPM provided financing in an aggregate amount of $37.7 million.

In connection with such financing, among other things:

•	Forest issued to JPM 35,010 newly issued shares of 9.0% preferred stock (the Forest Preferred Stock) with a maturity date of December 29, 2027 for $1,000.00 per share;

•

HC LLC issued 10,090 newly issued shares of 9.0% Series A-1 preferred stock (the Series A-1 Preferred Stock) with a maturity date of December 29, 2027 and face value of $1,000.00 per share to the owners of DME Inc., which in turn distributed such preferred stock pro rata to the holders of its common stock such that 80.1% of such preferred stock is held by Forest, 9.95% is held by Corbel Capital Partners SBIC, L.P. (Corbel), and 9.95% is held by Valley Healthcare Group, LLC (VHG).  Upon a sale of the durable medical equipment business, such holders of Series A-1 Preferred Stock are only entitled to their liquidation preference;

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
•

Forest distributed to the Company, its sole stockholder, all of the assets and liabilities of Forest other than certain excluded assets and related liabilities, including Forest’s real estate business, and a preferred investment in the Company’s durable medical equipment business; and

•

JPM acquired 20% of Forest’s common stock for a purchase price of $2.7 million.  The Company’s wholly-owned subsidiary, DME Manager, concurrently entered into an agreement with Forest to provide advisory services in exchange for annual consulting fees of $0.45 million.

(each collectively noted above, the JPM Transactions).

Using proceeds from the JPM Transactions, DME Inc. paid off the term loan with Corbel (the Corbel Facility).  See Note 12 – Borrowings.

6. Related Party Transactions

Related party transactions are measured in part by the amount of consideration paid or received as established and agreed by the parties. Consideration paid for such services in each case is the negotiated value.

Durable Medical Equipment

In connection with the acquisition of the durable medical equipment businesses in September 2018, DME Inc. and its subsidiaries entered into the Corbel Facility.  Jeffrey S. Serota, a member of the Company’s board of directors, serves as Vice Chairman to Corbel Capital Partners.  Corbel previously held an interest in one of our acquired durable medical equipment businesses and was one of the sellers in our acquisition of the business.  As a result of the acquisition, at March 31, 2021 Corbel holds a non-controlling interest in DME Inc.  Pursuant to the Corbel Facility, Corbel was paid a structuring fee and a quarterly monitoring fee.  In conjunction with the JPM Transactions, the Corbel Facility was repaid early on December 29, 2020, and DME Inc. paid a deferred structuring fee as well as a prepayment penalty.  See Note 12 - Borrowings for additional information on the Corbel Facility and Note 15 – Non-Controlling Interests and Preferred Stock of Subsidiaries.

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

The Company’s wholly-owned subsidiary, Great Elm Opportunities GP, Inc. (GEO GP) serves as the general partner of Great Elm Opportunities Fund I, LP (GEOF).  GECM serves as the investment manager of GEOF.  As the general partner, GEO GP provides administrative services and oversees GECM’s management of the investment portfolio of GEOF.  The Company’s wholly-owned subsidiary, GECM, serves as the managing member of GESOF, and provides administrative services and manages the investment portfolio of GESOF.

GEOF is a Delaware multi-series limited partnership and GESOF is a Delaware limited liability company.  The Company has determined that GEOF, each series of GEOF and GESOF are VIEs and that the criteria for consolidation are met for one series of GEOF, which series was launched in December 2020 and began liquidation in February 2021 when the net assets of such series, which consisted of limited partnership interests in GESOF, were distributed to such series’ sole limited partner, the Company.  The Company has determined that the criteria for consolidation are met for GESOF, which was launched in February 2021.  The operations of each of these consolidated funds (the Consolidated Funds) are included in our consolidated financial statements.  See Note 2 – Summary of Significant Accounting Policies for additional details.

The Company has retained the specialized investment company accounting guidance under GAAP with respect to the Consolidated Funds.  As such, investments of the Consolidated Funds are included in the condensed consolidated balance sheets at fair value and the net unrealized gain (loss) on those investments is included as a component of other income on the condensed consolidated income statement.  Non-controlling interests in these Consolidated Funds are included in net loss attributable to non-controlling interest.  As of March 31, 2021 no single issuer or investment of the Consolidated Funds had a fair value greater than 5% of the Company’s total consolidated assets.

Additionally, the Company receives dividends from its investment in GECC and earns unrealized profits and losses based on the mark-to-market performance of its investment in GECC and the investments held in the Consolidated Funds.  See Note 7 – Fair Value Measurements.

The following tables summarize activity and outstanding balances between the managed investment products and the Company.

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2021	2020	2021	2020
Change in unrealized loss on investment in GECC	$(1,112)	$(9,794)	$(454)	$(11,603)
Dividend income from GECC	554	489	2,400	1,567

	As of
(in thousands)	March 31, 2021	June 30, 2020
Dividends receivable from GECC	$554	$163
Investment management revenues receivable	726	746
Receivable for reimbursable expenses paid	207	158

Outstanding receivables are included in related party receivables in the condensed consolidated balance sheets.  Outstanding receivables from the Consolidated Funds are eliminated in consolidation.  As of March 31, 2021, the Company had $0.01 million in receivable for reimbursable expenses paid on behalf of the Consolidated Funds.

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

GECM has a profit sharing agreement with the Company’s majority-owned subsidiary GECC GP Corp. (Profit Sharing Agreement).  Under the Profit Sharing Agreement, GECM’s profit from GECC is paid to GECC GP Corp.  Since its inception in November 2016, GECM has operated at a cumulative loss through March 31, 2021; correspondingly, no profits were available to GECC GP Corp. under the Profit Sharing Agreement.  Certain employees of the Company have a non-controlling interest in GECC GP Corp.  See Note 15 – Non-Controlling Interests and Preferred Stock of Subsidiaries.

MAST Capital Management, LLC (MAST Capital) is the beneficial owner of approximately 7.5% of the Company’s outstanding common stock as of March 31, 2021.  On March 10, 2021, the Company purchased from MAST Capital all of its previously-held shares of GECC GP Corp., the previously-held GP Corp. Note and its previously-held board appointment rights in exchange for $2.3 million in newly issued Convertible Notes (as defined below).  See Note 12 - Borrowings for additional discussion of the GP Corp. Note and Note 13 – Convertible Notes for additional discussion of the convertible notes.

In October 2020, GECM entered into a shared personnel and reimbursement agreement with Imperial Capital Asset Management, LLC (ICAM).  Jason W. Reese, the Executive Chairman of the Company’s board of directors, is the Chief Executive Officer of ICAM.  Costs incurred under this agreement are included in investment management expenses in the condensed consolidated statement of operations.  For the three months and nine months ended March 31, 2021, such costs were $0.1 million and $0.2 million.

Real Estate

In connection with the acquisition of the real estate business in March 2018, the Company issued the former owner a 19.9% interest in Great Elm FM Holdings, Inc. (GE FM Holdings).  See Note 15 – Non-Controlling Interests and Preferred Stock of Subsidiaries.

General Corporate

In conjunction with the JPM Transactions, on December 29, 2020 Forest sold Forest Preferred Stock and the Company sold common stock in Forest to JPM for cash consideration of $35.0 million and $2.7 million, respectively.  As a result of these transactions, JPM holds a non-controlling interest in Forest.  See Note 15 – Non-Controlling Interests and Preferred Stock of Subsidiaries.

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

7. Fair Value Measurements

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

All financial assets or liabilities that are measured at fair value on a recurring and non-recurring basis have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  The assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized in the tables below:

	Fair Value as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investment in GECC	$18,835	$-	$-	$18,835
Equity investments of Consolidated Funds	$25,625	$-	$-	$25,625
Total assets	$44,460	$-	$-	$44,460
Liabilities:
Participation feature of HC LLC Series A-2 Preferred Stock	$-	$-	*	*
Contingent consideration liability	$-	$-	$397	$397
Total liabilities	$-	$-	$397	$397

*Balance eliminates in consolidation.

	Fair Value as of June 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in GECC	$8,705	$-	$-	$8,705
Total assets	$8,705	$-	$-	$8,705
Liabilities:
Contingent consideration liability	$-	$-	$-	$-
Total liabilities	$-	$-	$-	$-

The following is a reconciliation of changes in contingent consideration, a Level 3 liability, for the nine months ended March 31, 2021 and 2020:

	For the nine months ended March 31,
(in thousands)	2021	2020
Beginning balance	$-	$1,135
Additions	397	-
Payments	-	-
Change in fair value	-	(1,135)
Ending balance	$397	$-

There were no transfers between levels of the fair value hierarchy during the nine months ended March 31, 2021 and 2020.

The previous contingent consideration arrangement required the Company to pay up to $2.1 million of additional consideration to the former shareholders of the durable medical equipment businesses if certain earnings before interest, taxes, depreciation and amortization (EBITDA) thresholds, as adjusted per the terms of the purchase agreement, were achieved for the 12 months ended December 31, 2019.   The Company determined that the EBITDA achieved, as adjusted per terms of the contract, for the 12 months ended December 31, 2019 was below the earnout threshold for payout. As such, during the year ended June 30, 2020, the fair value of the contingent consideration was updated to zero.  This determination of the earnout was finalized and agreed to with the former shareholders of the durable medical equipment businesses during the quarter ended December 31, 2020.

In conjunction with the acquisition of AMPM on March 1, 2021, the Company entered into a separate contingent consideration agreement that requires the Company to pay up to $2.1 million if certain revenue thresholds of the acquired business are achieved for the 12 months ending September 1, 2022.  The Company estimated the fair value of the contingent consideration using a Monte Carlo simulation model.  The key assumptions in applying the Monte Carlo simulation model as of March 31, 2021 include volatility of 40.0% and a discount rate of 10.3%.  The contingent consideration is included within the other liabilities in the consolidated balance sheets.

On December 29, 2020, in conjunction with the JPM Transactions, the Company issued HC LLC Series A-2 Preferred Stock to our consolidated subsidiary, Forest.  See Note 15 – Non-Controlling Interests and Preferred Stock of Subsidiaries.  An embedded derivative was identified in the instrument requiring bifurcation from the host instrument as a derivative to be carried at fair value.  The value of the derivative related to a participation feature upon the sale of the durable medical equipment business.  As of the issuance date, the fair value was determined using an option pricing model based on the transaction price.  The key assumption used in the option pricing model is a volatility rate of 72.7% and an option term of 3 years.  Subsequent to the issuance date, fair value of this derivative is determined using an option pricing model based on the estimated value of HC LLC derived from a discounted cash flow income approach and a guideline public company market approach.  The key assumptions in applying the valuation approach as of March 31, 2021 include financial forecasts of the durable medical equipment business, a discount rate of 15.5% and a volatility rate of 66.9% (level 3 inputs in accordance with the GAAP fair value hierarchy).  The fair value of the embedded derivative as of the issuance date and as of March 31, 2021 was $6.5 million and $11.3 million respectively.  Since the HC LLC Series A-2 Preferred Stock are issued to Forest, a consolidated subsidiary, the instruments and their effects on our operations have been eliminated in consolidation and therefore the valuation of the participation feature is reflected as zero within the table above.  However, this valuation does impact our segment results and non-controlling interest accounts.

The Company is the owner of approximately 23.6% (or 5,539,724 shares) of the outstanding shares of GECC and values its ownership based on the NASDAQ-listed market price of GECC common stock (a Level 1 input in accordance with the GAAP fair value hierarchy).

8. Fixed Assets

The Company’s fixed assets consist of its leased real estate assets, medical equipment held for rental, furniture and fixtures, and leasehold improvements used in its operations.  The following tables detail the Company’s fixed assets:

(in thousands)	March 31, 2021	June 30, 2020
Real Estate Assets
Buildings	$43,355	$43,355
Land and site improvements	9,170	9,170
Tenant improvements	3,500	3,500
	56,025	56,025
Accumulated depreciation	(3,754)	(2,837)
Net carrying amount	$52,271	$53,188

Property and Equipment
Leasehold improvements	$830	$858
Vehicles	232	237
Computer equipment and software	356	277
Furniture and fixtures	391	417
Sleep study equipment	577	589
	2,386	2,378
Accumulated depreciation	(1,445)	(968)
Net carrying amount	$941	$1,410

Medical Equipment Held for Rental
Medical equipment held for rental	$14,501	$13,828
Accumulated depreciation	(7,353)	(6,345)
Net carrying amount	$7,148	$7,483

The following table reconciles depreciation expense included in the following lines of the condensed consolidated statements of operations to total depreciation expense for each period presented.

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2021	2020	2021	2020
Depreciation and amortization	$510	$478	$1,454	$1,433
Cost of durable medical equipment rentals	1,478	1,882	4,683	5,895
Total depreciation expense	$1,988	$2,360	$6,137	$7,328

9. Goodwill and Other Intangible Assets

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

Goodwill of $50.7 million presented on the condensed consolidated balance sheet consists only of the goodwill acquired as part of the acquisitions of the durable medical equipment businesses beginning in September 2018.

The changes in the carrying value of goodwill are as follows:

	For the nine months ended March 31,
(in thousands)	2021	2020
Beginning balance	$50,010	$50,397
Acquisition of businesses	648	-
Purchase accounting adjustment	-	36
Ending balance	$50,658	$50,433

The following tables provide details associated with the Company’s identifiable intangible assets subject to amortization (dollar amounts in thousands):

	As of March 31, 2021			As of June 30, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Durable Medical Equipment
Tradename	$9,056	$(2,273)	$6,783	$8,800	$(1,613)	$7,187
Hospital Contracts	90	(4)	86	-	-	-
Non-compete agreements	1,370	(811)	559	1,360	(573)	787
	10,516	(3,088)	7,428	10,160	(2,186)	7,974

Investment Management
Investment management agreement	3,900	(2,200)	1,700	3,900	(1,887)	2,013
Assembled workforce	526	(297)	229	526	(255)	271
	4,426	(2,497)	1,929	4,426	(2,142)	2,284
Real Estate
In-place lease	6,028	(1,531)	4,497	6,028	(1,157)	4,871

Total	$20,970	$(7,116)	$13,854	$20,614	$(5,485)	$15,129

Aggregate Amortization Expense (in thousands)	2021	2020
For the three months ended March 31,	$1,080	$574
For the nine months ended March 31,	1,631	1,816

Estimated Future Amortization Expense (in thousands):
For the three months ending June 30, 2021	$553
For the year ending June 30, 2022	2,070
For the year ending June 30, 2023	1,967
For the year ending June 30, 2024	1,768
For the year ending June 30, 2025	1,658
Thereafter	5,838
Total	$13,854

10. Lessor Operating Leases

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

The Property is subject to mortgage, security agreement and assignment of leases and rents with the senior and subordinated lenders, which is further described in Note 12 - Borrowings.  The Property Owner has assigned all rights, title and interest in and to the Property and the Leases to the senior and subordinated lenders and all amounts received are paid to a trust which funds the operating costs associated with the Property.  The Company does not have rights to these rent payments while the borrowings remain outstanding.

The Company expects to derive value from the residual value at the end of the existing lease term by further leasing the assets or through a sale transaction.

Rental income from real estate leases is summarized in the following table:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2021	2020	2021	2020
Revenues from base rents	$1,151	$1,151	$3,453	$3,453
Revenues from additional rental payments	125	121	371	367
Total rental revenues	$1,276	$1,272	$3,824	$3,820

The following table summarizes the base rents for the remaining lease term:

(in thousands)	Base Rent Payments
For the three months ending June 30, 2021	$1,068
For the year ending June 30, 2022	4,312
For the year ending June 30, 2023	4,419
For the year ending June 30, 2024	4,529
For the year ending June 30, 2025	4,648
Thereafter	24,025
Total base rent	$43,001

11. Lessee Operating Leases

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

(in thousands)	March 31, 2021	June 30, 2020
Facilities
Right of use assets	$5,135	$6,066

Current portion of lease liabilities	1,770	1,371
Lease liabilities, net of current portion	3,637	4,989
Total liabilities	$5,407	$6,360

Weighted-average remaining life	3.4 years	4.4 years
Weighted-average discount rate	11.4%	11.7%

Vehicles
Right of use assets	$104	$80

Current portion of lease liabilities	29	18
Lease liabilities, net of current portion	75	62
Total liabilities	$104	$80

Weighted-average remaining life	3.6 years	3.7 years
Weighted-average discount rate	10.1%	12.3%

Equipment
Right of use assets	$37	$93

Current portion of lease liabilities	29	34
Lease liabilities, net of current portion	8	59
Total liabilities	$37	$93

Weighted-average remaining life	.9 years	2.6 years
Weighted-average discount rate	10.8%	12.5%

As of March 31, 2021, the Company had remaining right of use assets of $5.3 million and lease liabilities of $5.5 million (consisting of $1.8 million in current portion of lease liabilities and $3.7 million in lease liabilities, net of current portion on the condensed consolidated balance sheet) related to the leases discussed herein.

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

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2021	2020	2021	2020
Facilities
Operating lease cost	$559	$514	$1,638	$1,561
Cash paid for operating leases	527	524	1,616	1,535

Vehicles
Operating lease cost	$23	$6	$37	$20
Cash paid for operating leases	9	6	23	20

Equipment
Operating lease cost	$12	$11	$34	$33
Cash paid for operating leases	12	11	34	33

The following table summarizes the Company’s undiscounted cash payment obligations for its operating leases:

(in thousands)
For the three months ending June 30, 2021	$606
For the year ending June 30, 2022	2,271
For the year ending June 30, 2023	1,570
For the year ending June 30, 2024	1,127
For the year ending June 30, 2025	635
Thereafter	480
Total lease payments	$6,689
Imputed interest	(1,141)
Total lease liabilities	$5,548

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

12. Borrowings

Related party borrowings of the Company’s subsidiaries are summarized in the following table:

(in thousands)	Subsidiaries	March 31, 2021	June 30, 2020
Corbel Facility	DME Inc. and subsidiaries	$-	$25,106
GP Corp. Note	GP Corp.	-	3,072
Total principal		$-	$28,178
Unamortized debt issuance cost		-	(275)
Total long-term related party notes payable		-	27,903
Less current portion of related party notes payable		-	(1,418)
Related party notes payable, net of current portion		$-	$26,485

The Company’s subsidiaries’ other outstanding borrowings are summarized in the following table:

(in thousands)	Subsidiaries	March 31, 2021	June 30, 2020
DME Revolver	DME Inc. and subsidiaries	$-	$3,900
Equipment Financing	DME Inc. and subsidiaries	2,238	2,230
Senior Note	CRIC IT	48,281	50,004
Subordinated Note	CRIC IT	4,253	3,803
Total principal		$54,772	$59,937
Unamortized debt premiums		3,263	3,251
Unamortized debt discounts and issuance costs		(1,796)	(1,956)
Total other outstanding borrowings		56,239	61,232
Less current portion of other outstanding borrowings		(4,615)	(8,255)
Other outstanding borrowings, net of current portion		$51,624	$52,977

The Company incurred interest expense of $1.5 million and $1.6 million for the three months ended March 31, 2021 and 2020, respectively.  The Company incurred interest expenses of $4.2 million and $4.9 million for the nine months ended March 31, 2021 and 2020, respectively.

The Company’s aggregate future required principal debt repayments are summarized in the following table:

(in thousands)	Principal Due
For the three months ending June 30, 2021	$1,552
For the year ending June 30, 2022	3,738
For the year ending June 30, 2023	2,759
For the year ending June 30, 2024	2,906
For the year ending June 30, 2025	3,126
Thereafter	52,708
Total	$66,789

Outstanding principal on related party borrowings	$-
Outstanding principal on other borrowings	54,772
Future interest to be paid-in-kind	12,017
Total future required principal payments	$66,789

Additional details of each borrowing by operating segment are discussed below.

Durable Medical Equipment

In connection with the acquisition of 80.1% of DME Inc., the Company assumed the Corbel Facility with a principal balance of $8.5 million, which was amended and increased to $25 million concurrent with the closing of the first acquisition of the durable medical equipment businesses in September 2018.  In addition, the Company assumed and expanded a revolving line of credit agreement (DME Revolver) with a principal balance of $0.8 million, which was amended and increased to $6.3 million at the date of acquisition.

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

The Corbel Facility was held by Corbel, a related party, which also holds a non-controlling interest in DME Inc. and HC LLC Series A-1 Preferred Stock.  See Note 6 – Related Party Transactions and Note 15 – Non-Controlling Interests and Preferred Stock of Subsidiaries.

Principal payments and interest expense incurred on the Corbel Facility are summarized in the following table:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2021	2020	2021	2020
Principal payments	$-	$807	$25,106	$2,123
Interest expense	-	793	1,296	3,251

The DME Revolver had a balance of $0.0 million at March 31, 2021 and allows for borrowings up to $10 million, subject to a fixed percentage of qualifying accounts receivables and inventories related to the durable medical equipment business operations.  Borrowings under the line of credit are due on November 29, 2022 and accrue interest at a variable rate of the prime rate plus 0.4% per annum.  At March 31, 2021 the interest rate was 3.7%.  Interest is payable monthly in arrears.  The Company has the option to prepay the borrowings without any penalty.  The Company has classified all borrowings under the DME Revolver as long-term in the condensed consolidated balance sheets as of March 31, 2021 based on the maturity date of the facility.

The borrowings under the DME Revolver are collateralized by the assets of the durable medical equipment business and DME Inc. is required to meet certain financial covenants.

The DME Revolver includes covenants that restrict DME Inc.’s and its subsidiaries’ business operations to the current business, limit additional indebtedness, liens, asset dispositions and investments, require compliance and maintenance of licenses and government approvals and other customary conditions.  Events of default include the failure to pay amounts when due, bankruptcy, or violation of covenants, including a change in control of DME Inc.  DME Inc. and its subsidiaries on a consolidated basis must also comply with a fixed-charge coverage and leverage ratio financial covenants, which are based in part on the DME Inc. EBITDA levels.  The obligations under the DME Revolver are non-recourse to the Company.

DME Inc’s operating subsidiaries also utilize equipment financing debt to fund certain inventory and equipment purchases from suppliers.  These equipment financing debt agreements are entered into with 3rd party banks and are generally payable in equal installments over terms of one to three years, depending on the nature of the underlying purchases being financed.  The debt is secured by the inventory and equipment, as applicable, of the operating subsidiaries entering into the agreements, and the long-term agreements have implicit interest rates between 7 – 8%.  During the nine months ended March 31, 2021 and 2020, the Company financed $1.6 million and $1.3 million, respectively, in inventory and equipment through such financing agreements.

Investment Management

The GP Corp. Note matures in November 2026, accrues interest at a variable rate of three-month LIBOR plus 3.0% per annum and is secured by a profit sharing agreement related to GECM’s management of GECC.  On March 10, 2021 GEG purchased the GP Corp. Note as well as non-controlling interests in GECC GP Corp. and certain board appointment rights from MAST Capital.  In exchange, GEG issued $2.3 million of Convertible Notes.  As MAST Capital is a related party, no gain was recorded on the transaction.  The difference in carrying value between the instruments purchased (including the GP Corp. Note and MAST Capital’s non-controlling interests) and that of the newly issued convertible notes was treated as a capital contribution and recorded to additional paid in capital in the amount of $0.6 million.

Payments and interest expense incurred on the GP Corp. Note are summarized in the following table:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2021	2020	2021	2020
Principal payments	$-	$-	$-	$-
Interest expense	22	42	73	130

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

The note agreements include negative covenants that restrict the Property Owner’s business operations to ownership and lease of the Property, limit additional indebtedness, require maintenance of insurance and other customary requirements related to the Property.  Events of default include non-payment of amounts when due, inability to pay indebtedness or material change in the business operations or financial condition of the Property Owner or the lease tenant that in the Lender’s reasonable determination would reasonably be expected to materially impair the value of the Property, prevent timely repayment of the notes or performance of any material obligations under the note and related agreements.  The payments under the notes are also guaranteed on a full and several basis by the non-controlling interest holder of the Property Owner.  Both the Senior Note and Subordinated Note are non-recourse to the Company, but are secured by the Property, the rights associated with the Leases and the stock owned by the Company in the Property Owner.  See Note 10 – Lessor Operating Leases.

13. Convertible Notes

On February 26, 2020, the Company issued Convertible Notes at par with an aggregate principal balance of $30 million due February 26, 2030 (the Convertible Notes).  In addition, on March 10, 2021, the Company issued additional Convertible Notes to MAST Capital in an aggregate principal amount of $2.3 million.  As of March 31, 2021 the total principal balance of Convertible Notes outstanding was $33.5 million including cumulative interest paid-in-kind.  The Convertible Notes are held by a consortium of investors, including $15.9 million issued to certain related parties.  Such Convertible Notes issued to related parties include:

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

▪	$0.7 million issued to entities associated with Eric J. Scheyer, a member of the Company’s board of directors.
▪	$2.3 million issued to MAST Capital, owner of 7.6% of our outstanding company stock.

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

The embedded conversion feature in the Convertible Notes qualifies for the scope exception to derivative accounting in ASC Topic 815, Derivatives and Hedging, for certain contracts involving a reporting entity’s own equity.  However, due to a Company option to settle any conversion request by holders prior to July 1, 2020 in either cash or in shares, the conversion option on the original $30 million issuance is bifurcated and recorded to additional paid-in-capital within equity, creating a debt discount.  In valuing the conversion option, we estimated that the yield on an identical non-convertible instrument would be 12.5%, resulting in a debt discount of $12.6 million.  The Company incurred $1.2 million in issuance costs on the original issuance, which were allocated ratably between the debt and equity portions of the instrument.  Both the debt discount and debt issuance costs are being amortized over the 10-year Convertible Notes term and are netted with the principal balance within convertible debt on our condensed consolidated balance sheet.  As the cash conversion option had expired prior to the issuance of the incremental Convertible Notes issued and paid-in-kind, no bifurcation was required on these issuances, and such Convertible Notes were recorded at par.

The Company incurred interest expense of $0.7 million and $0.2 million related to the convertible notes for the three months ended March 31, 2021 and 2020, respectively. The Company incurred interest expense of $1.8 million and $0.2 million for the nine months ended March 31, 2021 and 2020, respectively.

14. CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was passed into law.  Section 1102 of the CARES Act, the Paycheck Protection Program Loan (PPP Loan) provided additional funding for small businesses, as defined by the Small Business Act, to keep workers employed during through the COVID-19 crisis.  In April 2020, our majority-owned subsidiary DME Inc. applied for and received $3.6 million in PPP Loans.  Proceeds can only be used for specified covered purposes including payroll, rent and utilities in accordance with the CARES Act.  The PPP Loan has a two year term and bears interest at a rate of 1% per annum.  To the extent proceeds are used for these covered purposes, some or all of the related principal balances may be forgiven.  Monthly principal and interest payments are deferred until the U.S. Small Business Administration (SBA) has remitted the loan forgiveness amount to the lender.  The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties.  Between funding and June 30, 2020, the Company spent these proceeds on covered purposes and recognized the proceeds as a reduction to operating expenses.  The Company has submitted a forgiveness application to the SBA seeking full forgiveness of the PPP Loan.  The eligibility requirement of the PPP Loan is subjective, and if determined that we were ineligible to receive the PPP Loan we could be required to pay the PPP Loan in its entirety.

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

On December 27, 2020, the Taxpayer Certainty and Disaster Tax Relief Act of 2020 expanded certain benefits made available under the CARES Act, including modifying and extending the Employee Retention Credit (ERC).  As modified, the ERC provides eligible employers with less than 500 employees a refundable tax credit against the employer’s share of social security taxes.  The ERC is equal to 70% of qualified wages paid to employees during calendar 2021 for a maximum credit per employee of $7,000 per employee for each calendar quarter through June 30, 2021.  During the quarter ended March 31, 2021, the Company claimed ERCs of $2.5 million, consisting of $2.3 million recognized as a reduction to operating expenses and $0.2 million acquired in purchase accounting.  Such claimed ERCs not settled prior to quarter end were settled shortly thereafter and are disclosed as a separate current asset line item on our consolidated balance sheet.  We will continue to monitor our eligibility for this credit during the quarter ending June 30, 2021.

15. Non-Controlling Interests and Preferred Stock of Subsidiaries

Non-Controlling Interests of Subsidiaries

Holders of non-controlling interests (NCI) in a subsidiary of the Company hold certain rights, which result in the classification of the securities as either liability, temporary equity or permanent equity.  The following table summarizes the non-controlling interests of subsidiary balances on the condensed consolidated balance sheets:

(in thousands)	March 31, 2021	June 30, 2020
DME Inc.
Temporary equity	2,055	3,890
Permanent equity	2,055	3,890
Total DME Inc.	4,110	7,780
GP Corp.
Permanent equity	(187)	(782)
GE FM Holdings
Permanent equity	823	778
GESOF
Permanent equity	3,126	-
Forest
Permanent equity	3,720	-
Total Non-controlling interests	$11,592	$7,776

The following table summarizes the net income (loss) attributable to the non-controlling interests on the condensed consolidated statements of operations:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2021	2020	2021	2020
DME Inc.
Temporary equity	(509)	(139)	(846)	(297)
Permanent equity	(509)	(139)	(846)	(297)
Total DME Inc.	(1,018)	(278)	(1,692)	(594)
GP Corp.
Permanent equity	(26)	(37)	(86)	(122)
GE FM Holdings
Permanent equity	15	14	45	40
GESOF
Permanent equity	(148)	-	(148)	-
Forest
Permanent equity	1,019	-	1,019	-
Total	$(158)	$(301)	$(862)	$(676)

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

The holder of this non-controlling interest, Corbel, is also the holder of the Series A-1 Preferred Stock and previously was the holder of the Corbel Facility.  See Note 6 – Related Party Transactions and Note 12 – Borrowings.

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

GECC GP Corp. – Non-controlling interest classified as permanent equity

In connection with the acquisition of the investment management business in November 2016, the Company issued certain affiliates and employees of the Company a 19.9% interest in GP Corp. During the quarter ended March 31, 2021, the Company repurchased 15.6% of such interests, leaving a 4.3% non-controlling interest in GP Corp. as of March 31, 2021.

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

The holder of this non-controlling interest, JPM, is also the holder of Forest Preferred Stock discussed below.  See Note 6 – Related Party Transactions.

GESOF – Non-controlling interest classified as permanent equity

As of March 31, 2021, GEG held 76.8% of the capital in the fund.  The remaining 23.2% of capital in GESOF is recorded as a non-controlling interest.  These non-controlling interests of GESOF include affiliated individuals and entities.

Redeemable Preferred Stock of Subsidiaries

The following table summarizes the preferred stock of subsidiary balances on the condensed consolidated balance sheets:

(in thousands)	March 31, 2021	June 30, 2020
HC LLC
Series A-1 Preferred Stock	1,556	-
Series A-2 Preferred Stock	-	-
Total HC LLC	1,556	-
Forest
Forest Preferred Stock	33,918	-

Total preferred stock classified as liability	$35,474	$-

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

The holders of the Series A-1 Preferred Stock include our majority-owned consolidated subsidiary Forest (8,082 shares), as well as Corbel and VHG (each 1,004 shares), who are also the holders of non-controlling interests in DME Inc. discussed above.  See Note 6 – Related Party Transactions.  Such shares of Series A-1 Preferred Stock issued to consolidated subsidiaries and their effects on our operations have been eliminated in consolidation.

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

The holder of the Forest Preferred Stock is JPM, who is also the holder of the non-controlling interests in Forest discussed above.  See Note 6 – Related Party Transactions.

16. Stockholders’ Equity

Restricted Stock Awards (Performance Shares) and Restricted Stock Units

During the nine months ended March 31, 2021, there were no awards or forfeitures of restricted stock awards included in the below table and 732,909 remain outstanding as of March 31, 2021.  Restricted stock awards granted have both performance and service requirements in connection with the formation of the investment management business.  The vesting of these awards is subject to a five-year service requirement and an investment management cumulative revenue collection target of $40 million for the five-year period ended November 3, 2021.  In order to recognize compensation expense over the vesting period, the Company estimates the probability of the performance target being met on an on-going basis.  As of March 31, 2021, the Company estimates that approximately 241,347 of the restricted stock awards are probable of vesting under the performance condition.

Restricted stock units are subject to service requirements.  The Company accounts for forfeitures of the restricted stock units in the period incurred.  During the three and nine months ended March 31, 2021 the Company granted 18,120 and 305,299 shares of restricted stock units, respectively, to employees and directors.

The activity of the Company’s restricted stock awards and units for the nine months ended March 31, 2021 was as follows:
Restricted Stock Awards and Restricted Stock Units	Restricted Stock (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2020	941	$3.71
Granted	305	2.66
Vested	(307)	2.61
Forfeited	-	-
Outstanding at March 31, 2021	939	$3.73

Stock Options

The following table summarizes the Company’s option award activity as of and through March 31, 2021:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2020	2,475	$3.69	5.51	$-
Options granted	18	3.51	-	-
Exercised	-	-	-	-
Forfeited, cancelled or expired	-	-	-	-
Outstanding at March 31, 2021	2,493	$3.69	5.01	$-
Exercisable at March 31, 2021	1,887	$3.65	4.36	$-
Vested and expected to vest as of March 31, 2021	2,493	$3.69	4.76	$-

During the three months ended March 31, 2021 and 2020, the Company recognized total stock-based compensation associated with all restricted stock and stock options of $0.6 million and $0.3 million, respectively.  During the nine months ended March 31, 2021 and 2020, the Company recognized total stock-based compensation associated with all restricted stock and stock options of $1.3 million and $0.2 million, respectively.

As of March 31, 2021, unrecognized compensation costs associated with outstanding stock and stock-linked awards totaled approximately $1.7 million.

17. Income Tax

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

18. Commitments and Contingencies

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

19. Segment Information

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

The following tables illustrate results of operations by segment:

	For the three months ended March 31, 2021
(in thousands)	Durable Medical Equipment	Investment Management	Real Estate	General Corporate	Intercompany Eliminations(1)	Consolidated Total
Revenue:
Total revenue	$13,117	$739	$1,276	$162	$(173)	$15,121
Operating costs and expenses:
Cost of durable medical equipment sold and services	(3,806)	-	-	-	-	(3,806)
Cost of durable medical equipment rentals	(1,657)	-	-	-	-	(1,657)
Depreciation and amortization	(508)	(109)	(430)	(1)	-	(1,048)
Stock-based compensation(2)	-	(181)	-	(435)	-	(616)
Transaction costs(3)	(107)	-	-	(155)	-	(262)
Other selling, general and administrative	(6,023)	(723)	(128)	(1,410)	173	(8,111)
Total operating expenses	(12,101)	(1,013)	(558)	(2,001)	173	(15,500)
Other income (expense):
Interest expense	(1,280)	(25)	(645)	(1,460)	1,231	(2,179)
Other income (expense)	(4,795)	-	-	5,623	(1,231)	(403)
Total other expense, net	(6,075)	(25)	(645)	4,163	-	(2,582)
Total pre-tax income (loss)	$(5,059)	$(299)	$73	$2,324	$-	$(2,961)

	For the three months ended March 31, 2020
(in thousands)	Durable Medical Equipment	Investment Management	Real Estate	General Corporate	Intercompany Eliminations(1)	Consolidated Total
Revenue:
Total revenue	$14,131	$829	$1,276	$34	$(34)	$16,236
Operating costs and expenses:
Cost of durable medical equipment sold and services	(3,966)	-	-	-	-	(3,966)
Cost of durable medical equipment rentals	(2,072)	-	-	-	-	(2,072)
Depreciation and amortization	(472)	(150)	(430)	(1)	-	(1,053)
Stock-based compensation(2)	-	373	-	(106)	-	267
Transaction costs(3)	-	-	-	(286)	-	(286)
Other general and administrative	(8,113)	(522)	(125)	(1,409)	34	(10,135)
Total operating expenses	(14,623)	(299)	(555)	(1,802)	34	(17,245)
Other income (expense):
Interest expense	(906)	(39)	(654)	(155)	-	(1,754)
Other income (expense)	-	-	-	(9,303)	-	(9,303)
Total other expense, net	(906)	(39)	(654)	(9,458)	-	(11,057)
Total pre-tax income (loss)	$(1,398)	$491	$67	$(11,226)	$-	$(12,066)

	For the nine months ended March 31, 2021
(in thousands)	Durable Medical Equipment	Investment Management	Real Estate	General Corporate	Intercompany Eliminations(1)	Consolidated Total
Revenue:
Total revenue	$42,270	$2,272	$3,824	$298	$(309)	$48,355
Operating costs and expenses:
Cost of durable medical equipment sold and services	(12,716)	-	-	-	-	(12,716)
Cost of durable medical equipment rentals	(5,193)	-	-	-	-	(5,193)
Depreciation and amortization	(1,433)	(364)	(1,291)	(2)	-	(3,090)
Stock-based compensation(2)	-	(572)	-	(758)	-	(1,330)
Transaction costs(3)	(194)	-	-	(416)	-	(610)
Other selling, general and administrative	(21,822)	(1,974)	(380)	(3,562)	309	(27,429)
Total operating expenses	(41,358)	(2,910)	(1,671)	(4,738)	309	(50,368)
Other income (expense):
Interest expense	(2,676)	(76)	(1,942)	(2,584)	1,231	(6,047)
Other income (expense)	(6,631)	-	-	8,201	(1,231)	339
Total other income (expense), net	(9,307)	(76)	(1,942)	5,617	-	(5,708)
Total pre-tax income (loss)	$(8,395)	$(714)	$211	$1,177	$-	$(7,721)

	For the nine months ended March 31, 2020
(in thousands)	Durable Medical Equipment	Investment Management	Real Estate	General Corporate	Intercompany Eliminations(1)	Consolidated Total
Revenue:
Total revenue	$41,753	$2,585	$3,820	$114	$(114)	$48,158
Operating costs and expenses:
Cost of durable medical equipment sold and services	(11,118)	-	-	-	-	(11,118)
Cost of durable medical equipment rentals	(6,522)	-	-	-	-	(6,522)
Depreciation and amortization	(1,449)	(508)	(1,291)	(2)	-	(3,250)
Stock-based compensation(2)	-	100	-	(334)	-	(234)
Transaction costs(3)	-	-	-	(863)	-	(863)
Other selling, general and administrative	(22,721)	(1,604)	(375)	(3,738)	114	(28,324)
Total operating expenses	(41,810)	(2,012)	(1,666)	(4,937)	114	(50,311)
Other income (expense):
Interest expense	(2,839)	(122)	(1,967)	(155)	-	(5,083)
Other income (expense)	3	-	-	(9,995)	-	(9,992)
Total other income (expense), net	(2,836)	(122)	(1,967)	(10,150)	-	(15,075)
Total pre-tax income (loss)	$(2,893)	$451	$187	$(14,973)	$-	$(17,228)

(1)

The Company’s wholly-owned subsidiary, DME Manager, provides advisory services to DME Inc. and receives consulting fee from DME Inc. for those services.  DME Manager is part of general corporate operations while DME Inc. is part of the durable medical equipment segment.  The corresponding expense to DME Inc. and revenue to DME Manager are eliminated in consolidation.  Beginning December 29, 2020, DME Manager also provides advisory services to Forest and receives a consulting fee from Forest for those services.  Both DME Manager and Forest are part of general corporate operations, and the corresponding revenue and expense are eliminated in consolidation.  Additionally, Forest owns Series A-1 Preferred Stock and Series A-2 Preferred Stock of HC LLC.  Forest is part of general corporate operations while HC LLC is part of the durable medical equipment segment.  The corresponding interest expense to HC LLC and interest income to Forest are eliminated in consolidation.

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

The following tables illustrate assets by segment:

	As of March 31, 2021
(in thousands)	Durable Medical Equipment	Investment Management	Real Estate	General Corporate	Total
Fixed assets, net	$8,061	$26	$52,271	$2	$60,360
Identifiable intangible assets, net	7,428	1,929	4,497	-	13,854
Goodwill	50,658	-	-	-	50,658
Other assets	20,751	2,932	2,660	64,042	90,385
Total	$86,898	$4,887	$59,428	$64,044	$215,257

	As of June 30, 2020
(in thousands)	Durable Medical Equipment	Investment Management	Real Estate	General Corporate	Total
Fixed assets, net	$8,854	$35	$53,188	$4	$62,081
Identifiable intangible assets, net	7,974	2,284	4,871	-	15,129
Goodwill	50,010	-	-	-	50,010
Other assets	19,055	2,654	2,171	44,345	68,225
Total	$85,893	$4,973	$60,230	$44,349	$195,445

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

Our investment management business manages a business development company, Great Elm Capital Corp. (GECC), a credit-focused private fund, Great Elm Opportunities Fund I, LP, a Special Purpose Acquisition Company (SPAC)- focused fund, Great Elm SPAC Opportunity Fund, LLC, and separate accounts for an institutional investor.  The combined assets under management of these entities at March 31, 2021 was approximately $245.7 million.

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

Holding Company Reorganization

On December 29, 2020, Great Elm Group, Inc. (the Company) completed a reorganization of the Company’s corporate structure (the Holding Company Reorganization), where Great Elm Capital Group, Inc. (GEC) changed its name to Forest Investments, Inc. (Forest) and became a wholly owned subsidiary of a new holding company, Great Elm Group, Inc. (the Company).  Outstanding shares of Forest under the ticker symbol “GEC” were automatically converted into shares of common stock of Great Elm Group, Inc., ticker symbol “GEG.”  Forest common stock was then delisted from the NASDAQ Global Select Market and subsequently deregistered under Section 12(b) of the Exchange Act.  The Reorganization is intended to be a tax-free transaction for U.S. federal income tax purposes for the Company’s shareholders.

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

•

Great Elm Healthcare, LLC (HC LLC) issued 10,090 newly issued shares of 9.0% Series A-1 preferred stock (the Series A-1 Preferred Stock) with a maturity date of December 29, 2027 and face value of $1,000.00 per share to Great Elm DME, Inc. (DME Inc.), which in turn distributed such preferred stock pro rata to the holders of its common stock such that 80.1% of such preferred stock is held by Forest, 9.95% is held by Corbel Capital Partners SBIC, L.P. (Corbel), and 9.95% is held by Valley Healthcare Group, LLC (VHG).  Upon a sale of the durable medical equipment business, such holders of Series A-1 Preferred Stock are only entitled to their liquidation preference;

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
•

Forest distributed to the Company, its sole stockholder, all of the assets and liabilities of Forest other than certain excluded assets and related liabilities, including Forest’s real estate business, and a preferred investment in the Company’s durable medical equipment business; and

•

JPM acquired 20% of Forest’s common stock for a purchase price of $2.7 million.  The Company’s wholly-owned subsidiary, Great Elm DME Manager, LLC, concurrently entered into an agreement with Forest to provide advisory services in exchange for annual consulting fees of $0.45 million.

(each collectively noted above, the JPM Transactions).

Using proceeds from the JPM Transactions, DME Inc. paid off the term loan with Corbel (the Corbel Facility).

COVID-19

During the three and nine months ended March 31, 2021, the Company continued to experience suppressed revenues relative to its pre-pandemic expectations due to the continuing impact of the COVID-19 pandemic.  In particular, the investment management business continues to experience reduced assets under management in our managed portfolios as compared to pre-pandemic levels.  COVID-19 may continue to impact such managed portfolios as well as the value of the shares of GECC held by the Company in the future.  In addition, the durable medical equipment business continues to experience a suppressed referral pipeline for sleep studies and durable medical equipment set-ups.  The impact of COVID-19 continues to evolve and its duration and ultimate disruption to the Company’s customers and to its operations cannot be estimated at this time. However, the Company expects to continue to experience decreased durable medical equipment rental revenues in the near future due to the reduction in new patient set-ups during the pandemic. Should the disruption continue for an extended period of time, the impact could have a more severe adverse effect on our business and operations.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires our management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  These items are monitored and analyzed by our management for changes in facts and circumstances, and material changes in these estimates could occur in the future.  During the nine months ended March 31, 2021, we did not make material changes in our critical accounting policies or underlying assumptions as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 as it relates to recurring transactions.

Results of Operations

The following discussion reflects the historical performance of our three business operating segments and general corporate.  We expect that our results of operations in future periods will be adversely impacted by the COVID-19 outbreak and its negative effects on the global economic conditions.

The following table provides the results of our consolidated operations:

	For the three months ended March 31,			For the nine months ended March 31,
	2021	Percent Change	2020	2021	Percent Change	2020
Revenue:
Total revenue	$15,121	(7)%	$16,236	$48,355	0%	$48,158
Operating costs and expenses:
Cost of goods sold	(3,806)	(4)%	(3,966)	(12,716)	14%	(11,118)
Cost of rentals	(1,657)	(20)%	(2,072)	(5,193)	(20)%	(6,522)
Other selling, general and administrative	(8,989)	(11)%	(10,154)	(29,369)	(0)%	(29,421)
Depreciation and amortization	(1,048)	(0)%	(1,053)	(3,090)	(5)%	(3,250)
Total operating expenses	(15,500)		(17,245)	(50,368)		(50,311)
Operating income (loss)	(379)		(1,009)	(2,013)		(2,153)
Other income (expense):
Interest expense	(2,179)	24%	(1,754)	(6,047)	19%	(5,083)
Other income (expense)	(403)	(96)%	(9,303)	339	(103)%	(9,992)
Total other expense, net	(2,582)		(11,057)	(5,708)		(15,075)
Total pre-tax income (loss)	$(2,961)		$(12,066)	$(7,721)		$(17,228)

Revenue

Revenues for the three months ended March 31, 2021 decreased $1.1 million as compared to the corresponding period in the prior year.  Durable medical equipment revenues decreased $1.0 million due to the continued suppressed referral pipeline for new equipment set-ups and increased revenue reserve constraints, partially offset by organic growth in resupply sales and one month of contributions from the PM Sleep Lab, LLC acquisition, Investment management revenues decreased $0.1 million related to lower management fees earned on managed portfolios during the quarter.

Revenues for the nine months ended March 31, 2021 increased $0.2 million as compared to the corresponding period in the prior year, consisting of an increase of $0.5 million in durable medical equipment and partially offset by $0.3 million decrease in investment management fees.  The increase in durable medical equipment revenue is primarily attributable to organic growth in resupply sales partially offset by decreases in durable medical equipment rentals due to the continued suppressed referral pipeline for new equipment set-ups and increased revenue reserve constraints, as well as decrease in management fees earned from our investment management business. Investment management revenues decreased $0.3 million related to lower management fees earned on managed portfolios during the quarter.

Operating costs and expenses

Operating costs for the three months ended March 31, 2021 decreased $1.8 million as compared to the corresponding period in the prior year. The decrease is primarily related to $2.3 million in Employee Retention Credits claimed during the quarter under the enhanced Coronavirus Aid, Relief, and Economic Security Act (CARES Act).  In addition, costs of rentals at our durable medical equipment business decreased $0.4 million as demand for new equipment set-ups remained suppressed during the pandemic.  These decreases were partially offset by a $0.5 million benefit in the prior period in connection with updated estimates related to performance-based awards, which were awarded in connection with internal restructuring in September 2017.  Such benefit did not recur in the current period.  The remaining offsetting increase of $0.4 million is primarily related to increased payroll related and consulting costs.

Operating costs for the nine months ended March 31, 2021 were relatively flat.  This comparison includes the offsetting increases of durable medical equipment costs of goods sold of $1.6 million due to related sales growth, a non-recurring benefit in the prior year of $0.7 million in connection with updated estimates related to performance-based awards and increased payroll related and consulting costs, as well as decreases of $2.3 million in Employee Retention Credits claimed during the quarter under the enhanced CARES Act, a reduction in durable medical equipment costs of rentals of $1.2 million due to softened demand during the pandemic and a reduction in amortization expense of intangible assets of $0.2 million.

Other income (expense)

Interest expense increased for the three and nine months ended March 31, 2021, as compared to the three and nine months ended March 31, 2020, primarily due to interest expense associated with the Convertible Notes the Company issued at par with an aggregate principal balance of $32.3 million due February 26, 2030 (the Convertible Notes).

Other income and expense for the three and nine months ended March 31, 2021 and 2020 primarily consisted of dividend income and net unrealized gains and losses on the Company’s investment in GECC which is discussed in more detail under “—General Corporate” below.

In addition, the Company recognized approximately $1.9 million in losses on extinguishment of debt during the three and nine months ended March 31, 2021.  There was no corresponding activity in the prior periods presented in the table above.

Durable Medical Equipment Business

The key metrics of our durable medical equipment business include:

▪	Patients and setup growth – which drives revenue growth and takes advantage of scalable operations
▪	Earnings before interest, taxes, depreciation and amortization (EBITDA)

The following table provides the results of our durable medical equipment business:

	For the three months ended March 31,			For the nine months ended March 31,
(in thousands)	2021	Percent Change	2020	2021	Percent Change	2020
Revenue:
Total revenue	$13,117	(7)%	$14,131	$42,270	1%	$41,753
Operating costs and expenses:
Cost of goods sold	(3,806)	(4)%	(3,966)	(12,716)	14%	(11,118)
Cost of rentals	(1,657)	(20)%	(2,072)	(5,193)	(20)%	(6,522)
Transaction costs	(107)	-%	-	(194)	-%	-
Other selling, general and administrative	(6,023)	(26)%	(8,113)	(21,822)	(4)%	(22,721)
Depreciation and amortization	(508)	8%	(472)	(1,433)	(1)%	(1,449)
Total operating expenses	(12,101)		(14,623)	(41,358)		(41,810)
Other income (expense):
Interest expense	(1,280)	41%	(906)	(2,676)	(6)%	(2,839)
Other income (expense)	(4,795)	-%	-	(6,631)	(221133)%	3
Total other expense, net	(6,075)		(906)	(9,307)		(2,836)
Operating income (loss):
Total pre-tax income (loss)	$(5,059)		$(1,398)	$(8,395)		$(2,893)

Durable Medical Equipment Revenue

For the three months ended March 31, 2021, revenues from the sale of medical equipment and sleep study services were $7.3 million and $1.3 million, respectively, while for the three months ended March 31, 2020, such revenues were $7.5 million and $1.4 million, respectively.  While gross medical equipment sales increased $0.3 million versus the corresponding period in the prior year, primarily attributable to organic growth of CPAP resupply sales, we also incurred increased revenue reserve constraints which offset this increase.

For the nine months ended March 31, 2021, revenues from the sale of medical equipment and sleep study services were $23.7 million and $3.6 million respectively, while for the nine months ended March 31, 2020 such revenues were $21.5 million and $4.2 million, respectively. The increases in medical equipment sales versus the corresponding period in the prior year, are primarily attributable to organic growth of CPAP resupply sales partially offset by increases in revenue reserve constraints, while the decrease in sleep study services is primarily attributable to softened demand for sleep studies during the ongoing COVID-19 pandemic.

For the three and nine months ended March 31, 2021, rental revenue was $4.5 million and $14.9 million, respectively, as compared to $5.2 million and $16.0 million, respectively, for the three and nine months ended March 31, 2020.  This decrease is due primarily to reduced referral pipelines for new equipment set-ups during the ongoing COVID-19 pandemic, which are customarily driven by in-house or external sleep studies.

Revenue reserve constraints increased $0.5 million and $1.5 million, respectively during the three and nine months ended March 31, 20201 as compared to the corresponding periods in the prior year.  This decrease in revenues is attributable to several factors, including collections experience during the pandemic and the resulting composition of receivables at period end.

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

The decrease in operating costs for the three months ended March 31, 2021 as compared to the corresponding period in the prior year is primarily attributable to $2.2 million in Employee Retention Credits claimed during the quarter under the enhanced CARES Act, and decreases in costs of goods sold and cost of rentals corresponding with decreases in related revenues.

The decrease in operating costs for the nine months ended March 31, 2021 as compared to the corresponding period in the prior year is also primarily attributable to $2.2 million in Employee Retention Credits claimed during the quarter under the enhanced CARES Act.  In addition, we incurred higher costs of goods sold and lower cost of rentals, which corresponded to related changes in revenue.  Our margins were also impacted by the revenue mix within the durable medical equipment business.  We incurred lower margins on sales and services as high margin sleep lab testing decreased as a percentage of revenue and was replaced with lower margin equipment and supplies sales.  The Company realized higher margins on rentals due to lower capital expenditures for new set-ups.

In addition to these factors, for the nine months ended March 31, 2021 and 2020, payroll related costs were $16.5 million and $15.2 million, respectively excluding the impact on Employee Retention Credits.  The increases in payroll related costs were primarily related to an accrued management bonus plan in the current year that was not present in the prior comparable period, a shared services agreement between GEG and DME Inc. and the conversion of consultants to full-time employees (which had a corresponding decrease in consulting fees of $0.4 million).

The durable medical equipment business has also experienced increased operating expenses related to paid employee absences due to COVID-19 illnesses and exposures, costs related to cleaning and disinfecting workspaces, and additional shipping costs for remote set-ups.  For the three and nine months ended March 31, 2021, freight and postage expenses were $0.5 million and $1.3 million, respectively, as compared to $0.3 million and $0.9 million, respectively, for the three and nine months ended March 31, 2020.  The increase in freight and postage costs was primarily attributable to the additional costs of remote patient set-ups which were performed in person prior to the COVID-19 pandemic.

Depreciation and amortization includes the depreciation of fixed assets, excluding depreciation on the equipment held for rental, which is included in the cost of rentals, and amortization of the intangible assets resulting from the acquisition of the durable medical equipment businesses.  Depreciation and amortization for the three and nine months ended March 31, 2021 decreased as compared to comparable periods in the prior year due to decreased capital expenditures during the COVID-19 pandemic.

Durable Medical Equipment Other Expenses

The increase in interest expense for the three months ended March 31, 2021 as compared to the corresponding period in the prior year is attributable primarily to higher outstanding principal balances of the HC LLC preferred stock of $44.1 million as compared to $33.4 million outstanding under the Corbel Facility and DME Revolver (as defined below) as of March 31, 2020.

The decrease in interest expense for the nine months ended March 31, 2021 as compared to the corresponding period in the prior year is primarily attributable to a smaller outstanding principal balance of the Corbel Facility and DME Revolver prior to being paid in full on December 29, 2020.  Prior to the repayment, the outstanding principal was $25.3 million which compared to $33.4 million as of March 31, 2020.

During the three and nine months ended March 31, 2021, the Company recognized a $4.8 million charge within the durable medical equipment business related to the recurring fair value adjustment of an embedded derivative in the HC LLC Series A-2 preferred stock issued to Forest.  This has an off-setting impact in our General Corporate activity and eliminates in consolidation.

During the three and nine months ended March 31, 2021, the Company recognized a $1.9 million loss on the extinguishment of the Corbel Term Loan, which was paid in full in December 2020.

Investment Management Business

The key metrics of our investment management business are:

•	Assets under management ― which provides the basis on which our management fees and performance milestones for vesting of certain equity awards are based; and
•	Investment performance ― on which our incentive fees (if any) are based and on which we are measured against our competition.

The following table provides the results of our investment management business:

	For the three months ended March 31,			For the nine months ended March 31,
(in thousands)	2021	Percent Change	2020	2021	Percent Change	2020
Revenue:
Total revenue	$739	(11)%	$829	$2,272	(12)%	$2,585
Operating costs and expenses:
Stock-based compensation	(181)	(149)%	373	(572)	(672)%	100
Consulting agreement	-	-%	-	-	(100)%	(211)
Other general and administrative	(723)	39%	(522)	(1,974)	42%	(1,393)
Depreciation and amortization	(109)	(27)%	(150)	(364)	(28)%	(508)
Total operating expenses	(1,013)		(299)	(2,910)		(2,012)
Other income (expense):
Interest expense	(25)	(36)%	(39)	(76)	(38)%	(122)
Other income (expense)	-	-%	-	-	-%	-
Total other expense, net	(25)		(39)	(76)		(122)
Operating income (loss):
Total pre-tax income (loss)	$(299)		$491	$(714)		$451

Investment Management Revenue

Investment management revenues include management fees and administrative fees.  For three and nine months ended March 31, 2021, management fees were $0.6 million and $1.8 million, respectively, and administrative fees were $0.1 million and $0.4 million, respectively.  For the three and nine months ended March 31, 2020, management fees were $0.7 million and $2.2 million, respectively, and administrative fees were $0.1 million and $0.4 million, respectively.

The decrease in management fees for the three and nine months ended March 31, 2021 as compared to the three and nine months ended March 31, 2020 is primarily attributable to decreases in the average assets on which such fees are calculated as a result of the impact of COVID-19 on the portfolio managed.

Investment Management Costs and Expenses

Great Elm Capital Management, Inc. had a consulting agreement with a third party to provide services in exchange for 26% of the fees earned from the management of GECC, excluding incentive fees.  The consulting agreement expired in November 2019 and as such, there were no corresponding fees incurred for the three and nine months ended March 31, 2021.

Stock-based compensation was impacted by a non-recurring benefit in connection with updated estimates related to performance-based awards of $0.5 million and $0.7 million for the three and nine months ended March 31, 2020.

Other general and administrative costs consist primarily of professional fees, facilities and other overhead costs, and payroll and related costs, excluding stock-based compensation.  The increase in general and administrative costs for the three and nine months ended March 31, 2021 as compared to the three and nine months ended March 31, 2020, is primarily attributable to an increase in allocated payroll costs and consulting fees.

Interest expense for the three and nine months ended March 31, 2021 decreased as compared to the three and nine months ended March 31, 2020 due to the decrease in the London Interbank Offered Rate, on which the interest rate is based.

Real Estate Business

The key metrics of our real estate business include rental revenues, depreciation on rental properties and interest expense on the related debt.

The following table provides the results of our real estate business:

	For the three months ended March 31,			For the nine months ended March 31,
(in thousands)	2021	Percent Change	2020	2021	Percent Change	2020
Revenue:
Total revenue	$1,276	-%	$1,276	$3,824	0%	$3,820
Operating costs and expenses:
General and administrative	(128)	2%	(125)	(380)	1%	(375)
Depreciation and amortization	(430)	-%	(430)	(1,291)	-%	(1,291)
Total operating expenses	(558)		(555)	(1,671)		(1,666)
Other income (expense):
Interest expense	(645)	(1)%	(654)	(1,942)	(1)%	(1,967)
Other income (expense)	-	-%	-	-	-%	-
Total other expense, net	(645)		(654)	(1,942)		(1,967)
Operating income (loss):
Total pre-tax income (loss)	$73		$67	$211		$187

Real Estate Revenue

Real estate rental revenue for the three and nine months ended March 31, 2021 was consistent with the three and nine months ended March 31, 2020.  Real estate rental revenue consists of rents received from the Class A office buildings in Fort Meyers, Florida.

Real Estate Costs and Expenses

The real estate business’ costs primarily consist of management fees, insurance and state sales tax, depreciation of real estate assets and the amortization of the in-place lease intangible assets.  Our costs and expenses have generally remained consistent year over year.

General Corporate

The following table provides the results of our general corporate activities:

	For the three months ended March 31,			For the nine months ended March 31,
(in thousands)	2021	Percent Change	2020	2021	Percent Change	2020
Revenue:
Total revenue	$162	376%	$34	$298	161%	$114
Operating costs and expenses:
Stock-based compensation	(435)	310%	(106)	(758)	127%	(334)
Transaction costs	(155)	(46)%	(286)	(416)	(52)%	(863)
Other general and administrative	(1,410)	0%	(1,409)	(3,562)	(5)%	(3,738)
Depreciation and amortization	(1)	-%	(1)	(2)	-%	(2)
Total operating expenses	(2,001)		(1,802)	(4,738)		(4,937)
Other income (expense):
Interest expense	(1,460)	842%	(155)	(2,584)	1567%	(155)
Other income (expense)	5,623	(160)%	(9,303)	8,201	(182)%	(9,995)
Total other income (expense), net	4,163		(9,458)	5,617		(10,150)
Operating income (loss):
Total pre-tax income (loss)	$2,324		$(11,226)	$1,177		$(14,973)

General Corporate Revenue

For the three and nine months ended March 31, 2020, all revenue was derived from fees earned by Great Elm DME Manager, LLC, which provides consulting services to DME Inc.  In addition to this revenue, the three and nine months ended March 31, 2021, revenue includes $0.1 million in fees earned by DME Manager relating to consulting services provided to Forest Investments, Inc. (Forest).

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

Stock-based compensation increased $0.3 million and $0.4 million for the three and nine months ended March 31, 2021, respectively as compared to the corresponding periods in the prior year.  The increase was due primarily to the election of certain directors to receive their compensation in the form of shares instead of cash, which had a corresponding decrease in other general and administrative.

The decrease in other general and administrative costs for the nine months ended March 31, 2021 as compared to the nine months ended March 31, 2020 is primarily attributable to the impact of director stock-based compensation discussed above as well as lower audit-related professional fees due to the change in auditors in the prior fiscal year, as well as the Company becoming a non-accelerated filer with reduced reporting requirements under the updated rules of the SEC.  This decrease is partially offset by $0.1 million in fees charged to Forest by DME Manager relating to consulting services.

Other Income (Expense)

Interest expense for the three and nine months ended March 31, 2021 consists primarily of interest on the Convertible Notes, as well as on Forest Preferred Stock, which was issued in December 2020.  The corresponding periods in the prior year only include one month of interest on the Convertible Notes and no interest on the Forest Preferred Stock, as it was not outstanding in the prior periods.

Other income (expense) primarily consists of dividends and unrealized losses on the Company’s investment in GECC as well as intercompany interest income on HC LLC Preferred Stock held by our Corporate subsidiary Forest.  Dividend income increased for the three and nine months ended March 31, 2021 as compared to the corresponding periods in the prior year as the Company’s investment in GECC increased through stock distributions received and participation in the GECC rights offering in October 2020.  In addition, the Company recognized net unrealized losses of $1.1 million and $0.5 million for the three and nine months ended March 31, 2021, respectively, and net unrealized losses of $9.8 million and $11.6 million for the three and nine months ended March 31, 2020, respectively.  Our investment in GECC is marked-to-market by reference to the closing price on Nasdaq as of each period end.  Intercompany interest income related to HC LLC Preferred Stock was $1.2 million for the three and nine months ended March 31, 2021, with no corresponding amounts in the prior periods as this Preferred Stock was not outstanding during that time.

In addition, during the three and nine months ended March 31, 2021, General Corporate recognized $4.8 million benefit related to the recurring fair value adjustment of an embedded derivative in the HC LLC Series A-2 preferred stock issued to Forest.  This has an off-setting impact in our durable medical equipment business and eliminates in consolidation.

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

Liquidity and Capital Resources

Cash Flows

Cash flows used in operating activities for the nine months ended March 31, 2021 were $21.2 million.  The net cash outflow was primarily the result of our net loss of $7.7 million, $25.4 million in net purchases of investments made by the consolidated funds and $1.9 million of distributions received in stock from the Company’s investment in GECC.  These outflows were partially offset by non-cash inflows of $7.8 million related to depreciation and amortization, $2.1 million related to amortization of debt issuance costs, $1.9 million related to loss on extinguishment of debt and $1.3 million in stock-based compensation.

Cash flows provided by operating activities for the nine months ended March 31, 2020 were $4.6 million.  The net cash inflow in our continuing operations was primarily the result of our net loss of $17.2 million offset by non-cash charges of $21.7 million.  Additional net cash inflows from operations are attributable to an increase of $3.5 million in accounts payable, accrued liabilities and other liabilities partially offset by outflows due to decreases of $1.1 million and $0.8 million related to operating leases and related party payables, respectively.  The fluctuations in these accounts are due to the timing of cash payments and cash receipts in the normal course of business.

Cash flows used in investing activities for the nine months ended March 31, 2021 were $13.4 million.  The net cash outflow primarily consisted of $8.8 million in purchases of investments related to participation in the GECC non-transferable rights offering in October 2020 and $4.6 million in purchases of equipment to be held for rental.

Cash flows used in investing activities for the nine months ended March 31, 2020 were $4.5 million.  The net cash outflow primarily consisted of $3.5 million in purchases of equipment for rental partially offset by proceeds from sale of equipment held for rental and disposal of property and equipment.

Cash flows provided by financing activities for the nine months ended March 31, 2021 were $18.5 million which primarily consisted of $37.7 million in gross proceeds from the JPM Transactions, $12.1 million in margin borrowing due to broker from investment purchases in the consolidated funds, capital contributions from non-controlling interests in the consolidated funds of $3.3 million and $2.9 million in proceeds from new equipment financing debt.  Such inflows were partially offset by principal payments of $34.1 million on our debt, including $31.0 million used to pay off the Corbel Facility, $1.6 million in payments of debt extinguishment costs and debt issuance costs of $1.3 million in connection with the JPM Transactions.

Cash flows provided by financing activities for the nine months ended March 31, 2020 were $26.7 million which primarily consisted of issuance of Convertible Notes during February 2020, offset by principal payments on long term debt, related party notes payable and our revolving line of credit.

Financial Condition

As of March 31, 2021, we had an unrestricted cash balance of $24.3 million.  We also hold 5,539,724 shares of GECC common stock with an estimated fair value of $18.8 million as of March 31, 2021.

We intend to make acquisitions or investments that we believe will result in the investment of all of our liquid financial resources, to issue equity securities and to incur indebtedness.  If we are unsuccessful at raising additional capital resources, through either debt or equity, it is unlikely we will be able execute our strategic growth plan.

Borrowings

As of March 31, 2021, the Company had $33.5 million face value in Convertible Notes outstanding.  The Convertible Notes are held by a consortium of investors, including related parties.  The Convertible Notes accrue interest at 5.0% per annum, payable semiannually in arrears on June 30 and December 31, in cash or in kind at the option of the Company.

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

As of March 31, 2021, JPM held $35.0 million face value in shares of Forest Preferred Stock. The shares provide for a 9% annual dividend, which is payable quarterly.  The shares are mandatorily redeemable by the Company at their face value of $1,000 per share on December 29, 2027, or at a 0-3% premium decreasing over time based upon the occurrence of certain redemption events prior to December 29, 2027.  The redemption events include the occurrence of an ownership change that triggers an IRC § 382 limitation which reduces Forest net operating loss carryforwards to less than $300 million.  The shares are redeemable at any time at the option of Company at a redemption price at face value plus the 0-3% premium then in place.  The shares rank senior and have preference to the common shares of Forest.  The shares are non-voting, do not participate in the earnings of Forest and contain standard protective rights.

As of March 31, 2021, Corbel and VHG, both related parties, held a combined $2.0 million in face value of shares of HC LLC Series A-1 Preferred Stock. The shares provide for a 9% annual dividend, which is payable quarterly.  The shares are mandatorily redeemable by the Company at their face value of $1,000 per share on the earlier of certain redemption events or December 29, 2027.  The redemption events include a bankruptcy, change in control or sale of the durable medical equipment business.  The shares are redeemable at any time at the option of Company at a redemption price equal to face value.  The shares rank senior and have preference to the common shares of HC LLC.  The shares are non-voting, do not participate in the earnings of HC LLC and contain standard protective rights.

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

The Company has a credit facility with Pacific Mercantile Bank that accrues interest at the prime rate plus 0.4% (at March 31, 2021, the effective rate was 3.7%) through maturity on November 29, 2022 (the DME Revolver).  The DME Revolver allows for borrowings up to $10 million.  The DME Revolver requires monthly interest payments.  The DME Revolver is secured by all of the assets of the durable medical equipment business and the Company is required to meet certain financial covenants.  The DME Revolver was not drawn as of March 31, 2021.

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

As of March 31, 2021, the Company had a senior note due to Wells Fargo Bank Northwest, National as trustee totaling $48.3 million that accrues interest at a rate of 3.49% through maturity on March 15, 2030 (the Senior Note).  The Senior Note requires monthly principal and interest payments through the maturity date.  The Senior Note is secured by a first lien mortgage on the Property and an Assignment of Leases and Rents, with no recourse to any of our assets, entities or operations.

The principal and interest due on the Senior Note may be prepaid at the option of the borrower, based on an amount determined by discounting the remaining principal and interest payments at a rate equal to an applicable premium in excess of a rate corresponding to the specified U.S. Treasury security over the remaining average life of the Senior Note.

As of March 31, 2021, the Company had a subordinated note due to Wells Fargo Bank Northwest, National as trustee totaling $4.3 million that accrues interest at a rate of 15.0% through maturity on March 15, 2030 (the Subordinated Note).  The Subordinated Note is a capital appreciation note, whereby the monthly interest is capitalized to the principal balance and due at maturity.  The Subordinated Note is secured by a second lien mortgage on the Property, and an Assignment of Leases and Rents, with no recourse to any of our assets, entities or operations.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the market risks discussed in Item 7A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Item 4. Controls and Procedures.

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021.  Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that the information we are required to disclose in reports that we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure.  Our CEO and CFO participated in this evaluation and concluded that, as of March 31, 2021, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting for the quarter ended March 31, 2021, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

3.1	Certificate of Incorporation of Great Elm Group, Inc., dated October 23, 2020 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 29, 2020)

3.2	Bylaws of Great Elm Group, Inc., dated October 23, 2020 (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on December 29, 2020)

4.1*	Form of amendment to 5.0% Convertible Senior PIK Notes due 2030

10.1*	Transaction Agreement, dated March 10, 2021, by and among Great Elm Group, Inc. and other parties thereto

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Materials from the Great Elm Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in inline Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-Controlling Interest, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related Notes to the Condensed Consolidated Financial Statements, tagged in detail (furnished herewith).

104	The cover page from the Great Elm Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in inline XBRL (included as Exhibit 101).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT ELM GROUP, INC.

Date: May 14, 2021	/s/ Peter A. Reed
Peter A. Reed
Chief Executive Officer

Date: May 14, 2021	/s/ Brent J. Pearson
Brent J. Pearson
Chief Financial Officer