Form 10-K
period 2021-06-30
Great Elm Group, Inc.
filed 2021-09-21
CIK 1831096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39832

GREAT ELM GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	85-3622015
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
800 South Street, Suite 230, Waltham, MA	02453
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 375-3006

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	GEG	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on December 31, 2020, was 57,971,831.  This number does not include shares of common stock held by our investors Imperial Capital Asset Management, LLC and Northern Right Capital Management, L.P. and persons who are directors or executive officers.

The number of shares of the Registrant’s common stock outstanding as of September 1, 2021 was 25,957,187.

DOCUMENTS INCORPORATED BY REFERENCE

i

Unless the context otherwise requires, “we,” “us,” “our,” the “Company,” “Great Elm,” “GEG” and terms of similar import refer to Great Elm Group, Inc. and/or its subsidiaries.

Cautionary Statement Regarding Forward-Looking Information

This report and certain information incorporated herein by reference contain forward-looking statements under the Private Securities Litigation Reform Act of 1995.  Such statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “seek,” “anticipate,” “intend,” “estimate,” “plan,” “target,” “project,” “forecast,” “envision” and other similar phrases.  Although we believe the assumptions and expectations reflected in these forward-looking statements are reasonable, these assumptions and expectations may not prove to be correct, and we may not achieve the financial results or benefits anticipated.  These forward-looking statements are not guarantees of actual results.  Our actual results may differ materially from those suggested in the forward-looking statements.  These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation:

▪

the ability of Great Elm Capital Management, Inc. (GECM) to profitably manage Great Elm Capital Corp. (NASDAQ: GECC), a business development company (BDC) that we manage through our investment management business;

▪	the dividend rate that GECC will pay;
▪

the ability of GECM to profitably manage Great Elm SPAC Opportunity Fund, LLC (GESOF), a privately-held fund with a focus on investments in special purpose acquisition companies that we manage through our investment management business;

▪	our ability to continue to develop and grow our durable medical equipment and investment management businesses;
▪	our ability to raise capital to fund our business plan;
▪	our ability to make acquisitions and manage any businesses we acquire;
▪	conditions in the equity capital markets and debt capital markets as well as the economy generally;
▪	our ability to maintain the security of electronic and other confidential information;
▪	serious disruptions and catastrophic events, including the impact of the Coronavirus Disease 2019 (COVID‑19) pandemic on the global economy;
▪

competition, mostly from larger, well-financed organizations (both domestic and foreign), including operating companies, global asset managers, investment banks, commercial banks, and private equity funds;

▪	outcomes of litigation and proceedings and the availability of insurance, indemnification and other third-party coverage of any losses suffered in connection therewith;
▪	maintaining our contractual arrangements and relationships with third parties;
▪	our ability to attract, assimilate and retain key personnel;
▪	compliance with laws, regulations and orders;
▪	changes in laws and regulations governing our operations; and
▪	other factors described under “Item 1A. Risk Factors” or as set forth from time to time in our Securities and Exchange Commission (SEC) filings.

These forward-looking statements speak only as of the time of filing of this report and we do not undertake to update or revise them as more information becomes available.  You are cautioned not to place undue reliance on these forward-looking statements.  We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

PART I

Item 1.  Business.

Overview

We are a holding company seeking to acquire assets and businesses, where our people and other assets provide a competitive advantage.  We currently have two business operating segments: durable medical equipment and investment management with general corporate representing unallocated costs and activity to arrive at consolidated operations.

Our goal is to build a diversified holding company focused on generating attractive, risk-adjusted returns on investment and long-term value creation.  We intend to accomplish this principally through:

▪	continuous review of acquisitions of businesses, securities and assets that generate attractive risk-adjusted returns and exhibit the potential for significant long-term value creation;
▪	effective use of the skills of our team and our financial resources, including our tax assets, our willingness to create bespoke solutions and our ability to prudently assume risks; and
▪	constant evaluation of the retention and disposition of our operations and holdings.

In recent years, we have made a number of changes in our business:

▪	During the year ended June 30, 2020, we:
▪

raised $30 million through the issuance of convertible notes to be used for future acquisitions and general corporate purposes, bolstering the Company’s overall financial health and providing the means to pursue strategic acquisitions; and

▪

invested in the employees, systems and processes of the durable medical equipment business to enhance scalability and remediate previously identified material weaknesses in internal controls over financial reporting.

▪	During the year ended June 30, 2021, we:
▪	completed a financing transaction with J.P. Morgan Broker-Dealer Holdings Inc. (JPM);

▪	launched GESOF, a privately-held fund with a focus on investments in special purpose acquisition companies;
▪	Re-acquired the $3.1 million note previously held by MAST Capital, LLC (the GP Corp. Note) and repurchased previously outstanding non-controlling interests in GECC GP Corp. (GP Corp.)
▪	continued to expand the durable medical equipment business with additional acquisitions; and
▪

took significant steps towards simplifying our corporate structure through the sale of our real estate business, the MAST Transactions (as defined below), the Holding Company Reorganization (as defined below) and the Subsidiary Reorganization (as defined below).

As of June 30, 2021, we had approximately $952 million of net operating loss (NOL) carryforwards for Federal income tax purposes.

Our Durable Medical Equipment Business

We launched our durable medical equipment segment in September 2018 by acquiring two durable medical equipment businesses that specialize in the distribution of respiratory care equipment, including positive air pressure equipment and supplies, ventilators and oxygen equipment, and provide sleep study services. Since then, we have grown the business organically through investments in scalability as well as inorganically through tuck-in acquisitions.

Our Investment Management Business

We decided to invest in the asset management business because of our assessment of its ability to generate recurring free cash flows, its growth prospects and our Board of Directors’ (our Board) and employees’ industry expertise.  GECM, our wholly-owned registered investment adviser subsidiary, is an investment adviser providing investment management services to GECC, our largest investment vehicle, as well as private funds, including GESOF, and separate accounts for an institutional investor.  The combined assets under management for these entities as of June 30, 2021 was approximately $294.7 million.

GECC was established in 2016.  At this time, GECC elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the Investment Company Act).  We own approximately 23.6% of GECC’s shares that we may hold to generate dividends or sell to redeploy our capital in higher yielding opportunities.

GECM earns revenue through investment management agreements with each investment vehicle which provide for management fees, incentive fees and/or administrative fees.  These fees are generally based on assets under management, investment performance and allocable expenses incurred in the administration of these investment vehicles.

Discontinued Operations

We launched our real estate business in March 2018 with an investment in a majority-interest in two Class A office buildings totaling 257,000 square feet situated on 17 acres of land in Fort Myers, Florida (collectively, the Property).  The Property was fully-leased, on a triple-net basis, to a single tenant through March 31, 2030.  In June 2021, we sold the real estate business.

For additional information see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

MAST Transactions

On March 10, 2021, we entered into a transaction agreement with MAST Capital Management, LLC (MAST) and David Steinberg pursuant to which MAST and Mr. Steinberg agreed to sell to GEG:

•

all of the obligations and other amounts (currently approximately $3.1 million) owing to MAST under the Amended and Restated Senior Secured Note, dated as of September 18, 2017, by and between MAST and GECC GP Corp. (GP Corp.), a majority-owned subsidiary of GEG;

•	all common stock in GP Corp. held by MAST and its affiliates and Steinberg; and
•

board appointment rights with respect to Forest Investments, Inc. (f/k/a Great Elm Capital Group, Inc.), our majority-owned subsidiary, and certain other rights held by MAST and its affiliates and Steinberg.

In consideration for the foregoing, we agreed to issue to MAST $2.25 million in aggregate principal amount of newly issued Convertible Notes (as defined below).  Following this transaction, MAST will no longer have any right to appoint directors to the board of directors of any GEG entity. We refer to these transactions as the MAST Transactions.

Holding Company Reorganization

On December 21, 2020, GEC announced plans to create a new public holding company, Great Elm Group, Inc. by implementing a non-taxable holding company reorganization (the Holding Company Reorganization).  Following the Holding Company Reorganization, the Company became the successor issuer to GEC.

On December 29, 2020, we completed a reorganization of our corporate structure, where Great Elm Capital Group, Inc. changed its name to Forest Investments, Inc. (Forest) and became a wholly owned subsidiary of GEG. Outstanding shares of Forest under the ticker symbol “GEC” were automatically converted into shares of our common stock, ticker symbol “GEG”. Forest common stock was then delisted from the NASDAQ Global Select Market and subsequently deregistered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act). The Holding Company Reorganization was a tax-free transaction for U.S. federal income tax purposes for our shareholders.

Financing Transaction

Following the consummation of the Holding Company Reorganization, JPM, a Delaware corporation and affiliate of JPMorgan Chase & Co., Forest and the Company agreed to effect certain transactions pursuant to which JPM provided financing in an aggregate amount of $37.7 million.

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

Subsidiary Reorganization

On May 31, 2021, our wholly-owned subsidiary DME Holdings exchanged their 80.1% interests in DME Inc. for an identical 80.1% direct interest in DME Inc.’s subsidiary HC LLC, which is the sole owner of the durable medical equipment operating subsidiaries.  Following the consummation of the reorganization, we no longer have an interest in DME Inc.

On June 29, 2021, GP Corp assigned the rights to a profit sharing agreement with GECM, their intercompany obligation under the GP Corp. Note and other assets and liabilities to their wholly-owned subsidiary Great Elm Capital GP, LLC (GEC GP). Subsequent to the assignment, we exchanged our 98.2% interests in GP Corp. for an identical 98.2% direct interest in GP Corp.’s wholly-owned subsidiary GEC GP. Following the consummation of the reorganization, the Company no longer has an interest in GP Corp.

CARES Act Stimulus

During the years ended June 30, 2021 and 2020, the Company recognized benefits related to stimulus received under the Coronavirus Aid, Relief, and Economic Security Act initially passed into law on March 27,2020 and subsequently expanded (CARES Act) of $4.8 million and $5.1 million, respectively.  Stimulus received in 2021 consists of employee retention payroll tax credits, while stimulus received in 2020 consists of a forgivable Paycheck Protection Program Loan of $3.6 million (PPP Loan) and grants from the U.S. Department of Health and Human Services of $1.4 million.  During the year ended June 30, 2021, we submitted a forgiveness application seeking full forgiveness of the PPP Loan and such forgiveness was approved.

Acquisition Program

Great Elm’s team continues to monitor and identify opportunities in the durable medical equipment, investment management and other sectors through the acquisition of operating businesses.  In the fiscal year ended June 30, 2021, we evaluated a number of opportunities in these areas.

Competition

We face competition from larger, well financed organizations (both domestic and foreign), including operating companies, global asset managers, investment banks, commercial banks, private equity funds, sovereign wealth funds and state-owned enterprises.  Government regulation is a key competitive factor for certain industries.

Employees

We had 369 employees as of June 30, 2021, including the 357 employees of our durable medical equipment subsidiaries.

Information about Great Elm on the Internet

The following documents and reports are available on or through our website as soon as reasonably practicable after we electronically file such materials with, or furnish to, the SEC:

▪	Code of Conduct;
▪	Reportable waivers, if any, from our Code of Conduct by our executive officers;
▪	Charter of the audit committee of our Board;
▪	Charter of the nominating and corporate governance committee of our Board;
▪	Charter of the compensation committee of our Board;
▪	Annual reports on Form 10-K;
▪	Quarterly reports on Form 10-Q;
▪	Current reports on Form 8-K;
▪	Proxy or information statements we send to our stockholders; and
▪	Any amendments to the above-mentioned documents and reports.

The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Our stockholders may also obtain a printed copy of any of the above documents or reports free of charge by sending a request to Great Elm Group, Inc., 800 South Street, Suite 230, Waltham, MA 02453; Attention: Investor Relations, or by calling (617) 375-3006.  We charge $0.50 per page to cover expenses of copying and mailing.

Our corporate headquarters is located at 800 South Street, Suite 230, Waltham, Massachusetts 02453.  Our corporate website address is www.greatelmgroup.com.

The contents of the websites referred to above are not incorporated into this filing.

Item 1A.  Risk Factors.

Our business is subject to a number of risks.  You should carefully consider the following risk factors, together with all of the other information included in this report, before you decide whether to invest in our securities.  The following risks are not the only risks we face.  If any of the following risks occurs or continues to occur, our business, financial condition and results of operations could be materially adversely affected.  In such case, the trading price of our common shares could decline, and you may lose all or part of your investment.  Although the risks are organized by headings, and each risk is discussed separately, many are interrelated.

Risks Related to Our Business

We have a limited track record in the durable medical equipment and investment management businesses, and provide no assurance as to our acquisition and investment program.  We entered the investment management business in November 2016 and we entered the durable medical equipment business in September 2018. Accordingly, there is limited historical information about our performance.

We have plans to make significant investments and will continue to explore opportunities in these and other sectors but cannot provide specificity as to our future investments or financing plans.

These and other factors, including the other risk factors described in this report, make it difficult for you and other market participants to value our company and our prospects.  We are unaware of any comparable company that securities analysts can use to benchmark our performance and valuation.  We cannot give any assurance that any of the uncertainties or risk factors in this report will be favorably resolved.

Our growth strategy may not be successful.  The process to identify potential investment opportunities and strategic transaction partners, to investigate and evaluate the future returns therefrom and business prospects thereof and negotiate definitive agreements with respect to such transactions on mutually acceptable terms can be time consuming and costly.  We are likely to encounter intense competition from other companies with similar business objectives to ours, including private equity and venture capital funds, sovereign wealth funds, special purpose acquisition companies, investment firms with significantly greater financial and other resources and operating businesses competing for acquisitions.  Many of these companies are well established, well financed and have extensive experience in identifying and effecting business combinations.

The Company continually evaluates its assets and investments relative to other market opportunities in order to maximize shareholder value.  As a result, the Company may purchase new assets or businesses or sell existing assets or businesses at any time.  If such a purchase or sale is not successfully completed, integrated or managed effectively, or does not result in the benefits or cost savings we expect, our business, financial condition or results of operations may be adversely affected.

Because we will consider investments in different industries, you have no basis at this time to ascertain the merits or risks of any business that we may ultimately invest in or seek to acquire.  We are a holding company seeking to acquire assets and businesses.  We are not limited to acquisitions and/or investments in any particular industry or type of business.  Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately invest or the target businesses in which we may ultimately invest or seek to acquire.  We may not properly assess all of the significant risks present in that opportunity.  Even if we properly assess those risks, some of them may be outside of our control or ability to affect.  For example, as part of our investment management business we will direct investments in a wide variety of industries and vehicles, including special purpose acquisition companies (SPACs), which may decline in value.  Except as required under the Nasdaq Stock Market LLC (Nasdaq) rules and applicable law, we will not seek stockholder approval of any investment or acquisition that we may pursue, so you will most likely not be provided with an opportunity to evaluate the specific merits or risks of such a transaction before we become committed to the transaction.  Our business, financial condition and results of operations are dependent upon our investments.  Any material adverse change in one of our investments or in a particular industry in which we invest may cause material adverse changes to our business, financial condition and results of operations.  Further, concentration of capital we devote to a particular investment or industry may increase the risk that such investment could significantly impact our financial condition and results of operations, possibly in a material adverse way.

Subsequent to an investment, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.  Even if we conduct extensive due diligence on a target business that we invest in, we cannot assure you that this diligence will identify all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business or outside of our control will not later arise.  As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in us reporting losses.  Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis.  Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities.  In addition, charges of this nature may cause us to violate covenants under our debt agreements.  Accordingly, you could suffer a significant reduction in the value of your shares.

We may not correctly assess the management teams of the businesses we invest in.  The value of the businesses we invest in is driven by the quality of the leaders of those businesses.  When evaluating the desirability of a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information.  Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we expected.  Should the target’s management not possess the necessary skills, qualifications or abilities, the operations and profitability of that business will be negatively impacted.  In addition, we may acquire private, non-public companies, with unsophisticated accounting or compliance operations and personnel.

Our ability to successfully grow our business will be dependent upon the efforts of our key personnel.  The loss of key personnel could negatively impact the operations and profitability of our business.  Our ability to successfully effect our growth strategy is dependent upon the efforts of our key personnel.  The loss of our key personnel could severely negatively impact the operations and profitability of our business.

Increased competition may adversely affect our revenues, profitability and staffing.  All aspects of our business are intensely competitive.  We will compete directly with a number of BDCs, private equity and venture capital funds, financial investment firms and special purpose acquisition companies.  There has been increasing competition from others offering financial services, including services based on technological innovations.  Increased competition or an adverse change in our competitive position could lead to a reduction of business and therefore a reduction of revenues and profits.

Competition also extends to the hiring and retention of highly skilled management and employees.  A competitor may be successful in hiring away employees, which may result in us losing business formerly serviced by such employees.  Competition can also increase our costs of recruiting, hiring and retaining the employees we need to effectively operate our business.

Changing conditions in financial markets and the economy could impact us through decreased revenues, losses or other adverse consequences.  Global or regional changes in the financial markets or economic conditions, including supply chain conditions, could adversely affect our business in many ways, including the following:

▪

Limitations on the availability of credit could affect our ability to borrow on a secured or unsecured basis, which may adversely affect our liquidity and results of operations.  Global market and economic conditions have been disrupted and volatile in the last several years and may be in the future.  Our cost and availability of funding could be affected by illiquid credit markets and wider credit spreads.

▪

Should one of our customers, debtors or competitors fail, our business prospects and revenue could be negatively impacted due to negative market sentiment causing customers to cease doing business with us and our lenders to cease extending credit to us, which could adversely affect our business, funding and liquidity.

We may not be able to generate sufficient taxable income to fully realize the tax benefits of our NOL carry forwards, the potential benefits of which would be reduced if U.S. federal income tax rates are lowered.  At June 30, 2021, we had NOL carryforwards of approximately $952 million.  If we are unable to generate sufficient taxable income prior to the expiration of our U.S. federal NOL carryforwards, the NOL carryforwards would expire unused.  Our projections of future taxable income required to fully realize the recorded amount of the gross deferred tax asset reflect numerous assumptions about our operating businesses and investments and are subject to change as conditions change specific to our business units, investments or general economic conditions.

If our tax filing positions were to be challenged by federal, state and local or foreign tax jurisdictions, we may not be wholly successful in defending our tax filing positions.  We record reserves for unrecognized tax benefits based on our assessment of the probability of successfully sustaining tax filing positions.  Management exercises significant judgment when assessing the probability of successfully sustaining tax filing positions, and in determining whether a contingent tax liability should be recorded and, if so, estimating the amount.  If our tax filing positions are successfully challenged, payments could be required that are in excess of reserved amounts or we may be required to reduce the carrying amount of our net deferred tax asset, either of which result could be significant to our financial position, cash balances and results of operations.

We may issue notes or other debt securities, or otherwise incur substantial debt, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.  We may choose to incur substantial debt to finance our growth plans.  For example, in February 2020, we raised $30 million through the issuance of 5.0% Convertible Senior PIK Notes due 2030.  The incurrence of additional debt could have a variety of negative effects, including:

▪	default and foreclosure on our assets if our operating cash flows are insufficient to repay our debt obligations;
▪

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach covenants that require the maintenance of financial ratios or reserves without a waiver or renegotiation of that covenant;

▪	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
▪	our inability to pay dividends on our common stock;
▪

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock (if declared), expenses, capital expenditures, acquisitions and other general corporate purposes;

▪	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
▪	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
▪

limitation on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

The financial services industry is subject to extensive regulation, including recent legislation and new or pending regulation, which may significantly affect our business.  The financial services industry is subject to extensive laws, rules and regulations.  In recent years in particular, there has been significant legislation and increased regulation affecting the financial services industry.  These legislative and regulatory initiatives affect us, our competitors, our managed investment products and our customers.  These changes could have an effect on our revenue and profitability, limit our ability to pursue business opportunities, impact the value of assets that we hold, require us to change certain business practices, impose additional costs on us, and otherwise adversely affect our business.  Accordingly, we cannot provide assurance that legislation and regulation will not eventually have an adverse effect on our business, results of operations, cash flows and financial condition.

Firms that engage in securities and derivatives trading and wealth and asset management must comply with the laws, rules and regulations imposed by national and state governments and regulatory and self-regulatory bodies with jurisdiction over such activities.  Such laws, rules and regulations cover all aspects of the financial services business, including, but not limited to, sales and trading methods, trade practices, use and safekeeping of customers’ funds and securities, capital structure, anti-money laundering and anti-bribery and corruption efforts, recordkeeping and the conduct of directors, officers and employees.  Regulators will supervise our business activities to monitor compliance with laws, rules and regulations of the relevant jurisdiction.  In addition, if there are instances in which our regulators question our compliance with laws, rules, and regulations, they may investigate the facts and circumstances to determine whether we have complied.

Operational risks may disrupt our business, result in regulatory action against us or limit our growth.  Our businesses will be highly dependent on our ability to process, on a daily basis, transactions across numerous and diverse markets and the transactions we process have become increasingly complex.  If any of our financial, accounting or other data processing systems do not operate properly or are disabled or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer an impairment to our liquidity, a financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage.  These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our buildings.  The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses.

Our financial and other data processing systems will rely on access to and the functionality of operating systems maintained by third parties.  If the accounting, trading or other data processing systems on which we are dependent are unable to meet increasingly demanding standards for processing and security or if they fail or have other significant shortcomings, we could be adversely affected.  Such consequences may include our inability to effect transactions and manage our exposure to risk.

We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.  The increased use of smartphones, tablets and other mobile devices as well as cloud computing may also heighten these and other operational risks.  We and our third-party providers are the subject of attempted unauthorized access, computer viruses and malware, and cyber-attacks designed to disrupt or degrade service or cause other damage and denial of service.  Cyberattacks and other cyber incidents are occurring more frequently, are constantly evolving in nature, are becoming more sophisticated and are being carried out by groups and individuals (including criminal hackers, hacktivists, state-sponsored actors, criminal and terrorist organizations, individuals or groups participating in organized crime and insiders) with a wide range of expertise and motives (including monetization of corporate, payment or other internal or personal data, theft of computing resources, financial fraud, operational disruption, theft of trade secrets and intellectual property for competitive advantage and leverage for political, social, economic and environmental reasons).  Such cyberattacks and cyber incidents can take many forms including cyber extortion, denial of service, social engineering, such as impersonation attempts to fraudulently induce employees or others to disclose information or unwittingly provide access to systems or data, introduction of viruses or malware, such as ransomware through phishing emails, website defacement or theft of passwords and other credentials, unauthorized use of computing resources for digital currency mining and business email compromises.  There can be no assurance that such unauthorized access or cyber incidents will not occur in the future, and they could occur more frequently and on a larger scale.  Legal liability arising from such risks may harm our business.  Many aspects of our business involve substantial risks of liability.

Our financial and operational controls may not be adequate.  As we expand our business, there can be no assurance that financial controls, the level and knowledge of personnel, operational abilities, legal and compliance controls and other corporate support systems will be adequate to manage our business and growth.  The ineffectiveness of any of these controls or systems could adversely affect our business and prospects.  In addition, if we acquire new businesses and introduce new products, we face numerous risks and uncertainties integrating their controls and systems, including financial controls, accounting and data processing systems, management controls and other operations.  A failure to integrate these systems and controls, and even an inefficient integration of these systems and controls, could adversely affect our business and prospects.

Losses not covered by insurance may be large, which could adversely impact our financial performance.  We carry various insurance policies on our assets.  These policies contain policy specifications, limits and deductibles that may mean that such policies do not provide coverage or sufficient coverage against all potential material losses.  There are certain types of risk (generally of a catastrophic nature such as war or environmental contamination) which are either uninsurable or not economically insurable.  Further, there are certain types of risk for which insurance coverage is not equal to the full replacement cost of the insured assets.  Should any uninsured or underinsured loss occur, we could lose our investment in, and anticipated profits and cash flows from, one or more of our assets or operations.

We also carry directors and officers liability insurance (D&O insurance) for losses or advancement of defense costs in the event a legal action is brought against the company’s directors, officers or employees for alleged wrongful acts in their capacity as directors, officers or employees.  Our D&O insurance contains certain customary exclusions that may make it unavailable for the company in the event it is needed; and in any case our D&O insurance may not be adequate to fully protect the company against liability for the conduct of its directors, officers or employees.

Our business is subject to risks arising from epidemic diseases, such as the COVID-19 pandemic.  The COVID-19 pandemic was designated as a global pandemic by the World Health Organization in March 2020 and continues to impact economic activity in the United States and globally despite robust vaccination rollout efforts by governments and the medical community.  Recent surges in virus transmission have caused local, state and federal governments to re-assess their policies and initiatives to mitigate the spread of the virus. The COVID-19 pandemic, or other public health epidemic or pandemic, poses the risk that we or our employees, contractors, suppliers, portfolio companies and other partners may be prevented from conducting business activities for an indefinite period of time, including due to the spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While the ultimate impact of the COVID-19 pandemic on our business remains uncertain, the continued spread of COVID-19 and the measures taken by local governments to date has had a significant impact on our practitioner orders for sleep studies and durable medical equipment set-ups.  We have also observed higher cancellation rates for attended sleep studies since March 2020. Although significant disruption to the supply chain has not been observed to date directly related to COVID-19, future disruptions could occur depending on the future duration and magnitude of the pandemic.  Such disruptions, were they to occur, could adversely impact our business, financial condition or results of operations, or impact the recoverability of our long-lived assets.

Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets.  These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.  As a result, we may experience additional losses on our investments in GECC stock.  Decreases in the market values of investments held within GECC’s portfolio companies could also lead to decreases in asset-based fee revenues within the investment management business.

The COVID-19 pandemic and mitigation measures have and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business, financial condition, result of operations, and the recovery of our long-lived assets, as well as our ability to obtain third-party financing for potential acquisitions on terms acceptable to us, if at all.  The extent to which the COVID-19 pandemic impacts our results and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including the success of continued vaccination rollouts and the potential emergence of new virus strains.

Risks Related to Our Durable Medical Equipment Business

Adverse trends in the healthcare industry may negatively affect our investment in Great Elm Healthcare, LLC (HC LLC), a supplier of durable medical equipment and services.  The healthcare industry is currently experiencing, among other things:

▪	changes in the demand for and methods of delivering healthcare services;
▪	competition among healthcare providers;
▪	consolidation of large health insurers;
▪	regulatory and government reimbursement uncertainty resulting from the Patient Protection and Affordable Care Act (the ACA) and other healthcare reform and transparency laws;
▪	federal court decisions on cases challenging the legality of certain aspects of the ACA;
▪	federal and state government plans to reduce budget deficits and address debt ceiling limits by lowering healthcare provider Medicare and Medicaid reimbursement rates;
▪	expanded patient enrollment in federal and state health care programs;
▪	federal and state regulatory reform related to pricing practices and disclosures for health care services and supplies;
▪	changes in third-party reimbursement methods and policies; and
▪	increased scrutiny of billing, referral and other practices by U.S. federal and state authorities.

These factors may negatively impact the economic performance of HC LLC, which may have a material adverse effect on our business and financial condition.

A significant portion of HC LLC’s patients who rent and use its products have health coverage under the Medicare program, and future changes in the reimbursement rates or payment methodologies under Medicare and other government programs may adversely affect the financial condition of HC LLC, which could materially and adversely affect our business and operating results.  As a provider of respiratory-related product rentals, a portion of HC LLC’s revenue comes from Medicare reimbursement, due in part to a higher proportion of elderly persons suffering from chronic respiratory conditions than in the general population. There are increasing pressures on Medicare to control healthcare costs and to reduce or limit reimbursement rates for home medical products.

Legislation, including the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, the Deficit Reduction Act of 2005, the Medicare Improvements for Patients and Providers Act of 2008, the ACA, the 21st Century Cures Act and the Coronavirus Aid, Relief and Economic Securities (CARES) Act contain provisions that directly impact reimbursement for the durable medical equipment products supplied by HC LLC. These legislative provisions as currently in effect and any changes to such provisions in the future will continue to have a material effect on HC LLC’s business, financial condition and operating results.

Further, due to budgetary shortfalls, many states are considering, or have enacted, cuts to their Medicaid programs. These cuts have included, or may include, elimination or reduction of coverage for HC LLC’s products, amounts eligible for payment under co-insurance arrangements, or reimbursement rates for covered items. Continued state budgetary pressures could lead to further reductions in funding for the reimbursement for HC LLC’s products which, in turn, would adversely affect its, and ultimately our, business, financial condition and results of operations.

The competitive bidding process under Medicare could adversely impact the business and financial condition of HC LLC.  The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 requires the Secretary of Health and Human Services to establish and implement programs under which competitive bid areas (CBAs)are established throughout the U.S. for purposes of awarding contracts for the furnishing of competitively priced items of durable medical equipment. The Centers for Medicare and Medicaid Services (CMS), the agency responsible for administering this Medicare program, conducts a competition for each competitive acquisition area under which suppliers submit bids to supply certain covered items of durable medical equipment. Successful bidders must meet certain program quality standards in order to be awarded a contract and only successful bidders can supply the covered items to Medicare beneficiaries in the CBAs. There are, however, regulations in place that allow non-contracted suppliers to continue to provide products and services to their existing customers at the new competitive bidding payment amounts. The contracts are generally expected to be re-bid every three years.

CMS suspended its competitive bidding process last year and existing contracts expired on December 31, 2018. As of January 1, 2019, there is a temporary gap in the competitive bidding program.  The Company submitted bids for the 2021 competitive bidding program in September 2019. However, in October 2020 CMS announced that relevant product categories had been removed from the 2021 competitive bidding program as resulting prices did not achieve expected savings.  According to guidance from CMS, the next competitive bidding round is anticipated to begin on January 1, 2024.

We continue to monitor developments regarding the implementation of this competitive bidding program, but we are currently unable to predict the future outcome of the competitive bidding program on HC LLC once it recommences.  It is likely that reimbursement rates will continue to fluctuate, thus resulting in payment adjustments which could adversely affect the financial conditions and results of operations of HC LLC.

HC LLC obtains some of the components, subassemblies and completed products included in its sleep and respiratory-focused durable medical equipment from a single source or a limited group of manufacturers or suppliers, and the partial or complete loss of one of these manufacturers or suppliers could cause significant production delays, an inability to meet customer demand and a substantial loss in revenue.  HC LLC utilizes single-source suppliers for some of the components and subassemblies it uses in its sleep and respiratory-focused durable medical equipment. HC LLC’s use of single-source suppliers for some components of its durable medical equipment may expose it to several risks, including, among other things:

▪

HC LLC’s suppliers may encounter financial hardships as a result of unfavorable economic and market conditions unrelated to its demand for components, which could inhibit their ability to fulfill orders and meet HC LLC’s requirements;

▪

HC LLC suppliers may fail to comply with regulatory requirements, be subject to lengthy compliance, validation or qualification periods, or make errors in manufacturing components that could negatively affect the performance or safety of HC LLC’s products or cause delays in the supplying of HC LLC’s products to its customers;

▪	suppliers that are newly identified by HC LLC may not qualify under the stringent quality or regulatory standards to which HC LLC’s business is subject;
▪

HC LLC or its suppliers may not be able to respond to unanticipated changes in customer orders, and if orders do not match forecasts, HC LLC or its suppliers may have excess or inadequate inventory of materials and components;

▪	HC LLC may be subject to price fluctuations due to a lack of long-term supply arrangements for key components;
▪	HC LLC may experience delays in delivery by its suppliers due to customs clearing delays, shipping delays, scarcity of raw materials or changes in demand from HC LLC or its other customers;
▪	HC LLC or its suppliers may lose access to critical services and components, resulting in an interruption in the manufacture, assembly and shipment of its systems;

▪

HC LLC’s suppliers may be subject to allegations by other parties of misappropriation of proprietary information in connection with their supply of products to HC LLC, which could inhibit their ability to fulfill HC LLC’s orders and meet its requirements;

▪	fluctuations in demand for products that HC LLC’s suppliers manufacture for others may affect their ability or willingness to deliver components to HC LLC in a timely manner;
▪	HC LLC’s suppliers may wish to discontinue supplying components or services to HC LLC; and
▪	HC LLC may not be able to find new or alternative components or reconfigure its system and manufacturing processes in a timely manner if the necessary components become unavailable.

HC LLC may experience problems with some of its suppliers in the future. It may not be able to quickly establish additional or replacement suppliers, particularly for single source components or subassemblies. Any interruption or delay in the supply of components or subassemblies, or HC LLC’s inability to obtain components or subassemblies from alternate sources at acceptable prices in a timely manner, could impair its ability to meet the demand of its customers and cause them to cancel orders or switch to competitive products, potentially resulting in a loss of revenues.

On June 14, 2021 the Company received notice from Philips Respironics, a key supplier, that certain positive air pressure equipment and ventilator devices that we distribute and sell would be included in a voluntary recall.  The recall was initiated by Philips Respironics due to potential health risks to patients involving the polyester-based polyurethane sound abatement foam used in the recalled devices.  Based on testing performed by Philips Respironics, this foam may degrade into particles which may enter the device’s air pathway and be ingested or inhaled by the user, and the foam may off-gas certain chemicals leading to potential health risks. Patients using these devices have been instructed to talk with their health care provider regarding the most appropriate options for treatment for their condition in light of this recall.

Since June 14, 2021, the Company has worked with affected patients to register their device on the Philips Respironics’ recall website.

Currently, it is not possible to purchase these positive air pressure equipment and ventilator devices from Philips Respironics.  As a significant supplier in the space, this has led to observed supply chain constraints for such devices.  While the Company regularly maintains certain on-hand inventory stores of such equipment, a prolonged shortage could significantly affect the Company’s ability to service all patient demand for these devices and materially and adversely affect the Company’s business and results of operations.

The Company cannot predict the potential legal, regulatory, and financial risks that may arise out of the recall.  It is possible that some patients will discontinue use of their device, which could affect the Company’s ability to continue billing for service. Furthermore, the Company may be subject to future litigation related to the recall, including but not limited to claims related to personal injury for devices affected by the recall.  The Company cannot predict what additional actions will be required of the Company by the Food and Drug Administration or other state or federal agencies related to the recall.

HC LLC depends upon reimbursement from Medicare, private payors, Medicaid and patients for a significant portion of its revenue, and if it fails to manage the complex and lengthy reimbursement process, its business and operating results could suffer.  A significant portion of HC LLC’s rental revenue is derived from reimbursement by third-party payors. HC LLC accepts assignment of insurance benefits from customers and, in a majority of cases, invoices and collects payments directly from Medicare, private insurance companies and Medicaid, as well as direct from patients under co-insurance provisions.

HC LLC’s financial condition and results of operations may be affected by the healthcare industry’s reimbursement process, which is complex and can involve lengthy delays between the time that a product is delivered to the consumer and the time that the reimbursement amounts are settled. Depending on the payor, HC LLC may be required to obtain certain payor-specific documentation from physicians and other healthcare providers before submitting claims for reimbursement. Certain payors have filing deadlines and they will not pay claims submitted after such time. HC LLC is also subject to extensive pre-payment and post-payment audits by governmental and private payors that could result in material delays, underpayments of negotiated amounts, refunds of monies received or denials of claims submitted for payment under such third-party payor programs and contracts. We cannot ensure that HC LLC will be able to continue to effectively manage the reimbursement process and collect payments for its products promptly. If it fails to manage the complex and lengthy reimbursement process, it could adversely affect HC LLC’s business, financial conditions and results of operations.

During the year ended June 30, 2020, we applied for and received $4.4 million in advanced payments from the CMS under their Accelerated and Advance Payment Program, which was expanded to increase cash flow to providers of services and suppliers impacted by the COVID-19 pandemic through disruption in claims submission and claims processing.  This CMS program has been modified through the CARES Act to provide additional flexibilities, including extending repayment timeframes and repayment amounts.  During the year ended June 30, 2021, $0.9 million of these advanced payments were recouped by CMS, leaving a remaining balance of $3.5 million.  On October 1, 2020, the Continuing Appropriations Act, 2021 and Other Extensions Act further amended the repayment terms for all providers and suppliers who requested and received accelerated and advance payment(s) during the COVID-19 pandemic by further extending the repayment deadlines and reducing the amount of Medicare payments subject to recoupment.  If HC LLS is unable to repay the total amount of the accelerated or advance payment during this extended time-period, CMS may issue demand letters requiring repayment of any outstanding balance, subject to an interest rate of four percent consistent with the terms of the Continuing Appropriations Act, 2021.

If HC LLC fails to comply with state and federal fraud and abuse laws, including anti-kickback, physician self-referral (Stark), false claims and anti-inducement laws, it, and we, could face substantial penalties and HC LLC’s business, operations, and financial condition could be adversely affected.  The federal anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, the exceptions and safe harbors are drawn narrowly, and any remuneration to or from a prescriber or purchaser of healthcare products or services may be subject to scrutiny if it does not qualify for an exception or safe harbor. HC LLC’s practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Failure to meet all requirements of a safe harbor is not determinative of a kickback issue but could subject the practice to increased scrutiny by the government.

The “Stark Law” prohibits a physician from referring Medicare or Medicaid patients to an entity providing “designated health services,” which includes durable medical equipment, if the physician or immediate family member of the physician has an ownership or investment interest in or compensation arrangement with such entity that does not comply with the requirements of a Stark exception. Violation of the Stark Law could result in denial of payment, disgorgement of reimbursements received under a non-compliant arrangement, civil penalties, and exclusion from Medicare, Medicaid or other governmental programs. Although we believe that HC LLC has structured its provider arrangements to comply with current Stark Law requirements, these arrangements may not expressly meet the requirements for applicable exceptions from the law.

Federal false claims laws prohibit any person from knowingly presenting or causing to be presented a false claim for payment to the federal government, or knowingly making or causing to be made a false statement to get a false claim paid. The majority of states also have statutes or regulations similar to the federal anti-kickback and self-referral laws and false claims laws, which apply to items or services, reimbursed under Medicaid and other state programs, or, in several states, apply regardless of payor. These false claims statutes allow any person to bring suit in the name of the government alleging false and fraudulent claims presented to or paid by the government (or other violations of the statutes) and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, have increased significantly in the healthcare industry in recent years. Sanctions under these federal and state laws may include civil monetary penalties, damages, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment. In addition, the recently enacted ACA, among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Because of the breadth of these laws and the narrowness of the safe harbors and exceptions, it is possible that some of HC LLC’s business activities could be subject to challenge under one or more of such laws. Such a challenge, regardless of the outcome, could have a material adverse effect on its business, business relationships, reputation, financial condition and results of operations.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians. Certain states mandate implementation of compliance programs and/or the tracking and reporting of gifts, compensation and other remuneration to physicians. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and/or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may violate one or more of the requirements.

The federal Civil Monetary Penalties Law prohibits the offering or giving of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental healthcare program. While it is HC LLC’s intent to comply with all applicable laws, the government may find that HC LLC’s marketing activities violate the Civil Monetary Penalties Law. If it is found to be in non-compliance, HC LLC could be subject to civil money penalties of up to $0.01 million for each wrongful act, assessment of three times the amount claimed for each item or service and exclusion from the federal or state healthcare programs.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. If HC LLC’s operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, it, and potentially we, may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restricting of HC LLC’s operations. Any penalties, damages, fines, curtailment or restructuring of HC LLC’s operations could harm its ability to operate its business, and ultimately our financial results. Any action against HC LLC for violation of these laws, even if successfully defended against, could cause HC LLC to incur significant legal expenses and divert its management’s attention from operation of its business. Moreover, achieving and sustaining compliance with applicable federal and state fraud and abuse laws may prove costly.

Risks Related to Our Investment Management Business

Our investment management agreements may be terminated.  The investment management agreements (IMAs) we have through GECM with various pooled investment vehicles, such as GECC, may be cancelled at the applicable counterparty’s discretion upon certain notice or upon the occurrence of certain events.  We do not control the boards of directors of such pooled investment vehicles, and they may cancel our respective IMAs at their discretion without making any termination payment to us.  GECM’s investment performance is a key element of retaining this business.  We have recorded an intangible asset attributable to the IMAs that is being amortized over a 15-year economic life even though the IMAs are cancellable by the respective counterparties.

Difficult or changing market conditions can adversely affect our investment management business in many ways, by reducing the value or performance of our funds (including our invested funds and funds invested by third parties) or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our income and cash flow and adversely affect our financial condition.  The build-out of our investment management business is affected by conditions in the financial markets and economic conditions and events throughout the world, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws and regulations, market perceptions and other factors.

Adverse changes could lead to a reduction in investment income, losses on our own capital invested and lower revenues from investment management fees.  Such adverse changes may also lead to a decrease in new capital raised and may cause investors to withdraw their investments and commitments.  Even in the absence of a market downturn, below-market investment performance by our funds and portfolio managers could reduce investment management revenues and assets under management and result in reputational damage that may make it more difficult to attract new investors or retain existing investors.

In July 2017, the Financial Conduct Authority (FCA) of the United Kingdom, which regulates the London Interbank Offered Rate (LIBOR), announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after December 31, 2021.  On March 5, 2021, however, the FCA and ICE Benchmark Administration Limited (IBA), which is the administrator that publishes LIBOR, announced that IBA intends to cease the publication of all settings of non-U.S. dollar LIBOR and the one-week and two-month U.S. dollar LIBOR settings on December 31, 2021, with the publication of the remaining U.S. dollar LIBOR settings being discontinued after June 30, 2023, subject to any rights of the FCA to compel the IBA to continue publication of something called “LIBOR” that would likely be based on a different methodology and information (the March 5 Announcements). In light of the expected permanent cessation of LIBOR, the Federal Reserve Board of Governors has advised regulated financial institutions to cease using LIBOR in new transactions as soon as practicable but in all events by December 31, 2021.

We may pay interest under credit facilities, and may receive interest payments on certain investments, based on various LIBOR settings.  There can be no assurance that the relevant LIBOR settings will continue to be published through December 31, 2021 or June 30, 2023, as applicable.  Conversely, there can be no assurance that LIBOR will not continue to be published after those dates, or that the FCA will not cause so-called “synthetic LIBOR” to be published after those dates.  There also can be no assurance that LIBOR is or will remain reliable and representative of the market or economic reality that it was intended to measure, particularly should the market’s use of LIBOR decline in response to public sector guidance, market changes and industry practices.  In that regard, on June 13, 2021, the Market Risk Advisory Committee (MRAC) of the Commodity Futures Trading Commission (the Commission) adopted a market “best practice” now being considered by the full Commission known as the “SOFR First” initiative, which is intended to hasten the market’s transition from its use and dependence on LIBOR to alternative reference rates like the Secured Overnight Financing Rate (SOFR).  The Alternative Reference Rates Committee (ARRC) convened by the Federal Reserve Board and Federal Reserve Bank of New York has announced the SOFR as its recommended alternative to LIBOR for U.S. dollar obligations.  However, because the SOFR is a broad U.S. Treasury repo financing rate that represents overnight secured funding transactions, it differs fundamentally from LIBOR.

Regulators, industry groups and certain committees (e.g., the ARRC) have published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., SOFR as the recommended alternative to U.S. dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments.  However, at this time, it is not possible to predict whether these recommendations and proposals will be broadly accepted, whether they will continue to evolve and what the effect of their implementation may be on the markets for floating-rate financial instruments.

Funds managed by GECM, our wholly-owned subsidiary, are party to, and derive income from, other agreements that expressly provide for alternative reference rates and spread adjustments to be used in the event that LIBOR ceases to be published.  Despite those provisions, the impact on such agreements of LIBOR no longer being available cannot be entirely predicted at this time.  Nor can a seamless transition of such agreements from LIBOR to those alternative reference rates be guaranteed.  For example, no assurance can be given that the relevant parties to such agreements will satisfy their contractual obligations to transition to alternative reference rates once LIBOR is no longer available.  In addition, the alternative reference rates and spread adjustments used in such agreements could result in a net-effective interest rate that is higher or lower than that which would result from the parties’ use of LIBOR.  The alternative reference rates also may be more or less volatile than LIBOR is prior to its discontinuance, which could result in an increase in the cost of our indebtedness, impact our ability to refinance some or all of our existing indebtedness, reduce income generated from assets currently referencing LIBOR, or otherwise have a material adverse impact on our business, financial condition and operations.  There also can be no assurance that LIBOR transition-related legislation in the United States or abroad will not adversely impact us by, for example, materially altering, disrupting, impairing, modifying or changing the terms of any LIBOR-linked agreements to which we are a party or beneficiary.

As a result of the foregoing, we may need to renegotiate outstanding loans to our funds and their portfolio companies which extend beyond 2021, and that utilize LIBOR as a factor in determining the interest rate, to replace LIBOR with the new standard that is established.  The situation continues to evolve and currently there is no definitive information regarding any particular replacement rate.  As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.  The effect on our investments will vary depending, among other things, on (1) whether fallback or termination provisions in individual contracts currently exist, and if so, the terms of such provisions and (2) whether, how, and when industry participants develop and adopt new reference rates and fallbacks for both legacy and new investments.  We may have discretion to determine a successor or substitute reference rate, including any price or other adjustments to account for differences between the successor or substitute reference rate and previous rate.  Such successor or substitute reference rate and any adjustments selected may negatively impact the income of our investments and may expose such investments to additional tax, accounting and regulatory risks.  The elimination of LIBOR may affect the value, liquidity or return on our investments and may result in costs incurred in connection with closing out positions and entering into new investments, adversely impacting our overall financial condition or results of operations.  Accordingly, it is difficult to predict the full impact of the transition away from LIBOR on our businesses and investments until new reference rates and fallbacks for both legacy and new products, instruments and contracts are commercially accepted.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to execute our growth plans.  If we are deemed to be an investment company under the Investment Company Act, we will be subject to additional regulatory requirements and our activities may be restricted, including:

▪	restrictions on the nature of our investments;
▪	limitations on our ability to borrow;
▪	prohibitions on transactions with affiliates; and
▪	restrictions on the issuance of securities.

Each of these may make it difficult for us to run our business.  In addition, the law may impose upon us burdensome requirements, including:

▪	registration as an investment company and subsequent regulation as an investment company;
▪	adoption of a specific form of corporate structure; and
▪	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.  Though we do not believe that our principal activities will subject us to the Investment Company Act, if we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expense and attention from management for which we have not accounted.

Our officers and directors may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.  Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.  These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under applicable law.

We may engage in a business combination with one or more target businesses that have relationships with our executive officers, directors or existing holders which may raise potential conflicts of interest.  In light of the involvement of our executive officers and directors with other entities in the investment management business and otherwise, we may decide to acquire or do business with one or more businesses affiliated with our executive officers, directors or existing shareholders.

Our directors also serve as officers and board members for other entities.  Such entities may compete with us.  We could pursue an affiliate transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our disinterested directors.  Potential conflicts of interest may exist, and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Risks Relating to Our Common Stock

Our common stock is subject to transfer restrictions.  We have significant NOL carryforwards and other tax attributes, the amount and availability of which are subject to certain qualifications, limitations and uncertainties.  In order to reduce the possibility that certain changes in ownership could result in limitations on the use of the tax attributes, our amended and restated certificate of incorporation (our certificate of incorporation) contains provisions that generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of 4.99% or more of our common stock and the ability of persons or entities now owning 5% or more of our common shares from acquiring additional common shares.  The restriction will remain until the earliest of (1) the repeal of Section 382 of the Internal Revenue Code of 1986, as amended or any successor statute if our Board determines that the restriction on transfer is no longer necessary or desirable for the preservation of tax benefits, (2) the close of business on the first day of a taxable year as to which our Board determines that no tax benefits may be carried forward, (3) such date as our Board may fix for expiration of transfer restrictions and (4) January 29, 2028.  The restriction may be waived by our Board on a case-by-case basis.  You are advised to carefully monitor your ownership of our common shares and consult your own legal advisors to determine whether your ownership of our common shares approaches the proscribed level.

We also have a Tax Rights Plan that would be triggered if any person acquires 4.99% or more of our common stock without prior approval by our Board.  Holders of more than 4.99% of our common stock on the day the rights plan was adopted were exempted from this limitation as to the number shares they held at the time of adoption of the rights plan.

We may issue additional shares of common stock or shares of our preferred stock to obtain additional financial resources, as acquisition currency or under employee incentive plans.  Any such issuances would dilute the interest of our stockholders and likely present other risks.  Our certificate of incorporation authorizes our Board to issue shares of our common stock or preferred stock from time to time in their business judgement up to the amount of our then authorized capitalization.  We may issue a substantial number of additional shares of our common stock and may issue shares of our preferred stock.  These issuances:

▪	may significantly dilute your equity interests;
▪	may require you to make an additional investment in us or suffer dilution of your equity interest;
▪	may subordinate the rights of holders of shares of our common stock if shares of preferred stock are issued with rights senior to those afforded to our common stock;
▪	could cause a change in control if a substantial number of shares of our common stock are issued;
▪	may affect, among other things, our ability to use our NOL carry forwards; and
▪	may adversely affect prevailing market prices for our common stock.

Anti-takeover provisions contained in our certificate of incorporation and amended and restated bylaws (our bylaws), as well as provisions of Delaware law, could impair a takeover attempt.  Our certificate of incorporation, bylaws and Delaware law contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our Board.  Our corporate governance documents include provisions:

▪	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock;
▪	limiting the liability of, and providing indemnification to, our Board and officers;
▪	limiting the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;
▪	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our Board;
▪	controlling the procedures for the conduct and scheduling of Board and stockholder meetings;
▪	limiting the ability for persons to acquire 4.99% or more of our common stock;
▪	providing our Board with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings;
▪	limiting the determination of the number of directors on our Board and the filling of vacancies or newly created seats on the board to our Board then in office; and
▪	providing that directors may be removed by stockholders only for cause.

These provisions, alone or together, could delay hostile takeovers and changes in control of our company or changes in our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.  Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

Our common stockholders may experience significant dilution upon the issuance of common stock upon conversion of 5.0% Convertible Senior PIK Notes due 2030 (The Convertible Notes).  The issuance of common stock upon conversion of some or all of the Convertible Notes will dilute the ownership interests of existing holders of shares of our common stock, which could cause the price of our common stock to decline. Furthermore, the number of shares of common stock to be issued upon conversion of the Convertible Notes may be substantially greater if the conversion rate is adjusted in accordance with the terms of the Convertible Notes. Holders of the Convertible Notes have the right to convert all or any portion of such notes at any time prior to February 22, 2030 into shares of our common stock at a conversion price of $3.4722 per share.  Upon conversion of any note, the Company will pay or deliver, as the case may be, to the noteholder, in respect of each $1,000 principal amount of notes being converted, shares of common stock equal to the conversion rate in effect on the conversion date, together with cash, if applicable, in lieu of delivering any fractional share of common stock.  We cannot predict or accurately forecast the total amount of shares of common stock that ultimately may be issued under the Convertible Notes.  Further, the perception of these sales or issuances, or the conversion of the Convertible Notes, could impair our ability to raise additional capital through the sale of our equity securities.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We currently lease office space for our principal executive offices in Waltham, Massachusetts where our general corporate and investment management businesses operate.  Our lease is non-cancellable through September 2024.

Durable Medical Equipment Business

We lease 20 offices and twelve sleep labs for our durable medical equipment businesses.  These facilities have various expiration dates between 2022 and 2027.  Certain office locations may also include warehouse and retail sales space.  The facilities are primarily located in Arizona, Alaska, Iowa, Kansas, Missouri, Nebraska, Oregon and Washington.

Item 3.  Legal Proceedings.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the trading symbol “GEG”.

Record Holders

As of September 1, 2021, there were 58 record holders of our common stock.

Dividends

We do not currently intend to pay dividends on our common stock.  The payment of dividends in the future is subject to the discretion of our Board and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that our Board may deem to be relevant.

Restrictions on Ownership

We have significant NOL carryforwards and other tax attributes, the amount and availability of which are subject to qualifications, limitations and uncertainties.  In order to reduce the possibility that certain changes in ownership could result in limitations on the use of our tax attributes, our certificate of incorporation contains provisions which generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of 5% or more of the outstanding shares of common stock and the ability of persons or entities now owning 5% or more of the outstanding shares of common stock from acquiring additional common shares.  We also have a tax benefits preservation rights plan that restricts ownership of 4.99% or more of our outstanding shares of common stock.  Persons that owned more than 4.99% of our common stock when the rights plan was adopted were grandfathered as to their then-current holdings of our common stock.  Our Board has granted limited waivers to certain investors to own more than 4.9% of our common stock, including funds managed by MAST Capital Management, LLC (the MAST Funds), Northern Right Capital Management, L.P. (Northern Right) and Imperial Capital Asset Management, LLC (ICAM).  As of September 1, 2021, the MAST Funds and their affiliates, Northern Right and its affiliates, and ICAM and its affiliates own approximately 7.5%, 9.7% and 10.0%, respectively, of the outstanding shares of our common stock.  Ownership information is based on information in publicly available filings.

Stock Purchases

None.

Item 6.  [Reserved]

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations is a supplement to, and should be read in conjunction with, and is qualified entirely by, our consolidated financial statements (including Notes to the Consolidated Financial Statements) and the other consolidated financial information appearing elsewhere in this report.  Some of the information in this discussion and analysis includes forward-looking statements that involve risk and uncertainties.  Actual results and timing of events could differ from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a holding company seeking to acquire assets and businesses, where our people and other assets provide a competitive advantage.  We currently have two business operating segments: durable medical equipment and investment management with general corporate representing unallocated costs and activity to arrive at consolidated operations.

For additional information see “Item 1. Business.”

COVID-19

The Company’s revenues continued to be adversely impacted by the COVID-19 pandemic.  Beginning in March 2020, the Company experienced a decrease in assets under management in our managed portfolios within the investment management business and observed higher patient cancellation rates for attended sleep studies as well as softer patient referral pipelines for new medical device set-ups within our durable medical equipment business.  The impact of COVID-19 continues to evolve and its duration and ultimate disruption to the Company’s customers and to its operations cannot be estimated at this time.  Should the disruption continue for an extended period of time, it could have a more severe adverse effect on our business and operations.

In addition, COVID-19 may impact our ability to act on new acquisitions or other business opportunities.

The Company prioritizes the health and safety of employees and customers.  Beginning in early March 2020, all employees at our headquarters as well as certain employees of HC LLC moved to a remote-working model.  In addition, the officers of GEG have maintained regular communications with key service providers, including legal and accounting professionals, other consultants and vendors, noting that those firms have similarly moved to remote-working models to the extent possible.  Such employees and key service providers have been able to effectively transition to working remotely while maintaining a consistent level of capabilities and service, however, we will continue to monitor and make adjustments as necessary.

At HC LLC we invested in virtual patient set-ups which allow our respiratory therapists to interact with patients by video to maintain social distance.  Certain other employees whose responsibilities have been impacted by social distancing have been temporarily redeployed within the organization.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP).  The preparation of these financial statements requires our management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  These items are monitored and analyzed by our management for changes in facts and circumstances, and material changes in these estimates could occur in the future.

Business Combinations, Acquired Intangible Assets and Goodwill

Business combinations are accounted for at fair value. The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets and liabilities acquired.  Goodwill represents the excess of fair value over identifiable tangible and intangible net assets acquired in business combinations.  Goodwill is not amortized. Instead, goodwill is reviewed for impairment at least annually, or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value.

The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including projected financial information, effective income tax rates, present value discount factors, and long-term growth expectations. The Company utilizes third-party specialists to assist management with the identification and valuation of intangible assets using customary valuation procedures and techniques.

We perform our annual impairment test of goodwill on the first day of the fiscal fourth quarter.  The Company tests long-lived assets, including intangible assets, for impairment if conditions exist that indicate the carrying value may not be recoverable.

All of the Company’s goodwill was acquired in conjunction with the acquisitions of the durable medical equipment businesses and has been recorded within our durable medical equipment reporting unit.  Based on our annual impairment test as of April 1, 2021 the fair value of the durable medical equipment reporting unit exceeded the carrying value by 73.0% and no impairment occurred.  The fair value of this reporting unit was derived using a combination of present value of estimated cash flows and the valuations and prices of comparable businesses.  The discount rate used in this analysis was 15.5%.

Accounts Receivable

Substantially all of the accounts receivable balance relates to the durable medical equipment business.  Accounts receivable are customer obligations due under normal sales and rental terms and represent the amount estimated to be collected from the patient customers and, if applicable, the third-party private insurance provider or government program (collectively, Payors), based on the contractual agreements.  The Company does not require collateral in connection with its customer transactions and aside from verifying insurance coverage, does not perform credit checks on patient customers.  Revenue and accounts receivable have been constrained to the extent that billed amounts exceed the amounts estimated to be collected.  The constrained transaction price relates primarily to expected billing adjustments with the Payors and patient customers.  Management’s evaluation of variable consideration takes into account such factors as past experience, information about specific receivables, Payors and patient customers.

The assessment of variable consideration to be constrained is based on estimates, and ultimate losses may vary from current estimates. As adjustments to these estimates become necessary, they are reported in earnings in the periods in which they become known.  Changes in constraints on variable consideration are recorded as a component of net revenues.  To the extent historical experience is not indicative of future performance, actual collections experience could differ significantly from management’s judgments and expectations, resulting in either increases or decreases to future revenues, as applicable.

The Company generally does not allow returns from providers for reasons not covered under the manufacturer’s standard warranty. Therefore, there is no provision for sales return reserves.  The Company does not have significant bad debt experience with Payors, and therefore does not maintain an allowance for doubtful accounts.

Durable Medical Equipment Revenue

Durable medical equipment revenue from a customer consists of any combination of the sale and rental of durable medical equipment and/or the provision of sleep study services. For durable medical equipment sales and services, the Company recognizes revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers.  For revenue associated with durable medical equipment rentals, the Company recognizes revenue in accordance with ASC Topic 842, Leases.

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

The Company leases durable medical equipment to customers for a fixed monthly amount on a month-to-month basis.  The customer has the right to cancel the lease at any time during the rental period and payments are generally billed in advance on a month-to-month basis.

Due to the nature of the durable medical equipment business, billing adjustments customarily occur during the collections process when explanations of benefits are received by Payors, and as amounts are deferred to secondary Payors or to patient responsibility.  For durable medical equipment sales and services revenue, the Company includes in the transaction price only the amount that the Company expects to be entitled.  Durable medical equipment rental revenue is recognized for amounts where collection from Payors and patients are reasonably assured.  As such, revenue recognized upon satisfaction of the Company’s performance obligations consist of substantially all of the Payor billings at contractual rates as well as estimates of patient co-payments that will ultimately be collected.

Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain Payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application or claim denial.  To the extent historical experience is not indicative of future performance, actual collections experience could differ significantly from management’s judgments and expectations, resulting in either increases or decreases to future durable medical equipment sales and services revenues or durable medical equipment rental income, as applicable.

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

Because of the uncertainty of when incentive fees will be collected due to market conditions and investment performance, incentive fees are fully constrained and not recorded until received and the probability of significant reversal of the fees is eliminated in accordance with the respective investment management agreements.  As of June 30, 2021, the Company had $9.7 million in cumulative earned but constrained incentive fee revenue.  To the extent such constrained incentive fees are collected in the future, they could result in significant increases to future investment management revenue.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards.  Valuation allowances are established when necessary in order to reduce deferred tax assets to the amounts expected to be recovered.

The Company has established a full valuation allowance for its deferred tax assets that are not recoverable from taxable temporary differences due to historical net operating losses.  To the extent that the Company generates taxable income in the future, the reversal of valuation allowances could generate significant tax benefits to future operations.  As of June 30, 2021, the Company has a valuation allowance of $231.8 million.

The calculation of the Company’s tax positions involves dealing with uncertainties in the application of complex tax regulations in several different state tax jurisdictions.  The Company is periodically reviewed by tax authorities regarding the amount of taxes due.  These reviews include inquiries regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions.  The Company records estimated reserves for exposures associated with positions that it takes on its income tax returns that do not meet the more likely than not standards.

Results of Operations

The following discussion is reflective of our two business operating segments: durable medical equipment and investment management.  General corporate represents unallocated costs and activity to arrive at consolidated operations.  Activity not allocated to the segments include, but are not limited to, certain investment and financing activities, professional fees, costs associated with being a public company, acquisition costs and costs associated with executive and corporate management departments, including compensation, benefits, rent and insurance. During the fiscal year ended June 30, 2020 we sold our real-estate business. See “Discontinued Operations” below for more information.

The following table provides the results of our consolidated operations for the years ended June 30, 2021 and 2020:

	For the years ended June 30,
	2021	Percent Change	2020
Revenue:
Total revenue	$60,853	3%	$58,994
Operating costs and expenses:
Cost of goods sold	(16,881)	12%	(15,055)
Cost of rentals	(6,950)	(24)%	(9,105)
Other selling, general and administrative	(38,376)	11%	(34,490)
Depreciation and amortization	(2,383)	(5)%	(2,515)
Total operating expenses	(64,590)		(61,165)
Operating loss	(3,737)		(2,171)
Other income (expense):
Interest expense	(5,620)	23%	(4,576)
Other income (expense)	1,842	NM%	(6,555)
Total other expense, net	(3,778)		(11,131)
Total pre-tax loss from continuing operations	$(7,515)		$(13,302)

NM - not meaningful

Revenues

Revenues for the year ended June 30, 2021 included $57.6 million from the durable medical equipment business and $3.2 million from the investment management business, while revenues for the year ended June 30, 2020 included $55.7 million from the durable medical equipment business and $3.3 million from the investment management business.  The increase in total revenue for the year ended June 30, 2021 as compared to the year ended June 30, 2020 is primarily attributable to contributions from the acquisition of Advanced Medical DME, LLC and PM Sleep Lab, LLC (collectively, AMPM) in March 2021 and organic growth in resupply sales within the durable medical equipment business.  These increases were partially offset by decreases in durable medical equipment rentals due to the continued suppressed referral pipeline for new equipment set-ups and increased revenue reserve constraints, as well as decreases in management fees earned from our investment management business. Investment management revenues decreased $0.1 million related to lower management fees earned on managed portfolios during the year.

Operating costs and expenses

The increase in operating expenses for the year ended June 30, 2021 as compared to the year ended June 30, 2020 is primarily attributable to increases at the durable medical equipment business due to AMPM contributions and increased COVID-19-related costs, as well as an increase in compensation at the investment management segment.

Other income (expense)

Interest expense increased for the year ended June 30, 2021 as compared to the year ended June 30, 2020 due to issuance of preferred stock in Forest Investments, Inc. (Forest), and HC LLC in December 2020 and the Convertible Notes in February 2020.

Other income (expense) typically consists of dividend income and net unrealized gain (loss) on investments.  The year over year net increase is primarily attributable to the net realized and unrealized gain on our investment in GECC and private funds which is discussed under “—Investment Management” below.  In addition, the Company recognized approximately $1.9 million in losses on extinguishment of debt during the year ended June 30, 2021.  There was no corresponding activity in the prior year presented in the table above.

Durable Medical Equipment

The key metrics of our durable medical equipment business include:

▪	Patients and setup growth – which drives revenue growth and takes advantage of scalable operations
▪	Earnings before interest, taxes, depreciation and amortization (EBITDA)

The following table provides the results of our durable medical equipment business.

	For the years ended June 30,
(in thousands)	2021	Percent Change	2020
Revenue:
Total revenue	$57,643	4%	$55,662
Operating costs and expenses:
Cost of goods sold	(16,881)	12%	(15,055)
Cost of rentals	(6,950)	(24)%	(9,105)
Transaction costs	(299)	NM%	-
Other selling, general and administrative	(28,969)	11%	(26,080)
Depreciation and amortization	(1,909)	2%	(1,878)
Total operating expenses	(55,008)		(52,118)
Operating income	2,635		3,544
Other income (expense):
Interest expense	(3,950)	8%	(3,655)
Other income (expense)	(1,174)	NM%	5
Total other expense, net	(5,124)		(3,650)
Total pre-tax loss from continuing operations	$(2,489)		$(106)

NM - not meaningful

Durable Medical Equipment Revenue

In March 2021, the Company acquired AMPM, expanding our geographical footprint throughout Kansas and Missouri.  From acquisition thru June 30, 2021, AMPM contributed approximately $1.5 million in revenues to our durable medical equipment business.

Durable medical equipment revenues include revenue from the sale of medical equipment, sleep study services and medical equipment rentals.  For the year ended June 30, 2021, revenues from the sale of medical equipment and sleep study services were $32.3 million and $5.1 million, respectively, compared to $28.9 million and $5.3 million, respectively during the year ended June 30, 2020.

Revenue from medical equipment rentals was $20.2 million for the year ended June 30, 2021 as compared to $21.5 million for the year ended June 30, 2020.  The decrease is primarily attributable to the continued suppressed referral pipeline for new equipment set ups, partially offset by AMPM contributions.

Due to the COVID-19 pandemic, we have seen continued softness in our sleep study services due primarily to potential patients putting off perceived non-essential health care services.

In addition, a portion of our equipment sales and rentals are dependent on the availability and accessibility of primary physicians to patients.  If patients are unable to access their physicians or otherwise delay seeking medical attention for their conditions, our referral pipeline for new patient set-ups and related sales and rental revenues are adversely impacted.

Durable Medical Equipment Costs and Expenses

Cost of goods sold includes inventory costs for medical equipment sold and direct costs associated with running sleep study services, including staff compensation to perform the studies and the purchase of supplies used in the studies.  Cost of rentals includes depreciation on medical equipment held for lease and costs related to maintenance expenses.  The increases in these costs for the year ended June 30, 2021 as compared to the year ended June 30, 2020 are primarily due to the increases in the related revenues and sales volumes, along with higher sales on lower margin products including resupply revenue versus higher margin services such as sleep studies.

General and administrative expenses consist of employee-related, facility-related, freight and shipping, IT and other costs.  For the years ended June 30, 2021 and 2020, these amounts are net of government stimulus received under the CARES Act of $4.6 million and $5.1 million, respectively.  Excluding such stimulus, employee-related costs were $22.5 million and $20.7 million, respectively. The increase in employee related costs is primarily due to additional payroll-related costs relating to acquired AMPM employees and the conversion of certain consultants into full-time employees.  Facility-related expenses were $3.4 million and $3.1 million, respectively, with increases mainly due to expansion through acquisition and the build out of existing locations, along with increased costs related to COVID-19 including social distancing modifications and enhanced cleaning protocols.  Freight and shipping costs were $1.7 million and $1.4 million, respectively, with increases primarily related to remote patient set-ups that were previously performed in person prior to the pandemic. Information technology costs were $2.2 million and $2.0 million, respectively, with increases due to the AMPM acquisition.  Other costs were $3.7 million and $4.0 million, primarily consisting of professional fees, which decreased as certain consultants were converted into full-time employees, as noted above.

Transaction costs increased for the year ended June 30, 2021 as compared to the prior period as they primarily relate to one-time expenses incurred in the acquisition of AMPM in the current year, whereas no acquisitions were noted in the prior period.

Durable Medical Equipment Other Income (Expense)

In addition to the operating costs and expenses, we recognized interest expense of $4.0 million and 3.7 million for the years ended June 30, 2021 and 2020, respectively.  The increase is primarily related to the issuance of $44 million in Series A-1 Preferred Stock and Series A-2 Preferred Stock in December 2020, a refinancing that retired the previously outstanding term loan of $26 million.

Other income (expense) primarily consists of a debt extinguishment charge of $1.9 million in the current year related to the paydown of the term loan in December 2020.  This charge is partially offset by a $0.7 million gain recorded to mark an embedded derivative on the Series A-2 Preferred Stock to fair value as of June 30, 2021.

Investment Management

The key metrics of our investment management business include:

▪	Assets under management ― which provides the basis on which our management fees and performance milestones for vesting of certain equity awards are based
▪	Investment performance ― on which our incentive fees (if any) are based and on which we are measured against our competition

The following table provides the results of our investment management business:

	For the years ended June 30,
(in thousands)	2021	Percent Change	2020(1)
Revenue:
Total revenue	$3,210	(4)%	$3,332
Operating costs and expenses:
Stock-based compensation	(757)	NM%	34
Consulting agreement	-	(100)%	(283)
Other general and administrative	(2,810)	51%	(1,855)
Depreciation and amortization	(473)	(26)%	(636)
Total operating expenses	(4,040)		(2,740)
Operating income (loss)	(830)		592
Other income (expense):
Interest expense	(101)	(36)%	(157)
Other income (expense)	3,654	NM%	(6,617)
Total other income (expense), net	3,553		(6,774)
Total pre-tax income (loss) from continuing operations	$2,723		$(6,182)

NM - not meaningful

(1)

Previously reported non-operating activity including dividend income and unrealized gains/losses related to managed investments has been reclassified from General Corporate to Investment Management to conform with current segment organization.

Investment Management Revenue

Investment management revenues include management fees and administration fees related to services provided to certain managed investment vehicles.  For the years ended June 30, 2021 and 2020, we recognized $2.7 million and $2.8 million, respectively, of management fee revenue and $0.5 million and $0.5 million, respectively, of administration fee revenue.  The decrease in management fee revenue for the year ended June 30, 2021 as compared to the year ended June 30, 2020 is attributable to decreases in the average assets on which such fees are calculated.  Administration fees for the year ended June 30, 2021 were consistent with the administration fees for the year ended June 30, 2020.

Investment Management Costs and Expenses

Stock-based compensation costs increased for the year ended June 30, 2021 as compared to the year ended June 30, 2020 as the prior period benefit includes changes in estimates related to performance-based awards.

GECM had a consulting agreement with a third party to provide services in exchange for 26% of the fees earned from the management of GECC, excluding incentive fees. The consulting agreement expired in November 2019, as such no such consulting fees were incurred for year ended June 30, 2021.

Other general and administrative costs consist primarily of employee-related, facility-related, professional fees and other overhead costs, excluding stock-based compensation.  The increase in general and administrative costs for the year ended June 30, 2021 as compared to the year ended June 30, 2020 is primarily attributable to the increases in employee-related costs and professional fees related to investment management growth initiatives.

Investment Management Other Income (Expense)

Other income and expense primarily consisted of dividend income and unrealized gains or losses on the Company’s managed investments in GECC and GESOF.  Dividend income for the years ended June 30, 2021 and 2020 was $3.0 million and $2.1 million, respectively.  We recognized unrealized gains of $0.7 million and unrealized losses of $8.7 million, respectively, for the years ended June 30, 2021 and 2020.  We mark-to-market our investment in GECC and underlying investments of GESOF by reference to the closing price of related investments on Nasdaq or other exchanges, as applicable, as of each period end.

General Corporate

The following table provides the results of our general corporate business:

	For the years ended June 30,
(in thousands)	2021	Percent Change	2020(1)
Revenue:
Total revenue	$579	100%	$159
Operating costs and expenses:
Stock-based compensation	(998)	71%	(582)
Transaction costs	(618)	(28)%	(863)
Other general and administrative	(4,504)	(10)%	(5,020)
Depreciation and amortization	(1)	-%	(1)
Total operating expenses	(6,121)		(6,466)
Operating loss	(5,542)		(6,307)
Other income (expense):
Interest expense	(3,923)	NM%	(764)
Other income (expense)	1,716	NM%	57
Total other expense, net	(2,207)		(707)
Total pre-tax loss from continuing operations	$(7,749)		$(7,014)
(1)

Previously reported non-operating activity including dividend income and unrealized gains/losses related to managed investments has been reclassified from General Corporate to Investment Management to conform with current segment organization.

General Corporate Revenue

For the years ended June 30, 2021 and 2020, all revenue was derived from fees earned by Great Elm DME Manager, LLC (DME Manager), a subsidiary in our general corporate segment, which provides consulting services to HC LLC, a subsidiary in our durable medical equipment segment.  In addition to this revenue, the year ended June 30, 2021, revenue includes $0.2 million in fees earned by DME Manager relating to consulting services provided to Forest.

General Corporate Costs and Expenses

Our general and administrative costs primarily consisted of professional fees, employee-related and facility-related costs for our finance, legal and other administrative functions as well as professional fees and payroll costs in connection with our diligence efforts towards identifying asset and business acquisition opportunities.  Excluding the non-recurring benefit in the prior year of $1.1 million related to the change in fair value of contingent consideration, other general and administrative expenses at Corporate decreased $1.7 million or 27% year over year as management focused on vendor management and controlling overhead costs.  The decrease in general and administrative fees is largely derived from the $1.0 million decrease in external audit fees attributable to our change in auditors in the prior year, $0.6 million decrease in employee-related costs as allocable employees focused their attention on our operating segments, and a $0.3 million reduction in board costs as certain directors elected to take their cash compensation in the form of stock awards (this results in a corresponding increase to stock-based compensation). This increase is partially offset by $0.2 million in Forest management fees.

General Corporate Other Income (Expense)

Interest expense consists of interest on the Convertible Notes issued in March 2020, as well as on Forest Preferred Stock, which was issued in December 2020. Interest expenses increased for the year ended June 30, 2021 as compared to the year ended June 30, 2020 as it includes a full year of interest on the Convertible Notes and six months of interest on the preferred stock, whereas the prior year includes only four months of interest on the Convertible Notes.

Other income (expense) during the current year is comprised of intercompany interest income of $2.4 million related to Forest's investments in HC LLC preferred stock. This amount is partially offset by a $0.7 million charge related to changes in the valuation of the embedded derivative. This income has corresponding charges in the durable medical equipment business and such impacts are eliminated in consolidation. Since the preferred stock was issued in December 2020, there is no corresponding activity in the prior year.

Income Taxes

We do not expect that we will owe any federal taxes for the year ended June 30, 2021 or 2020, however, we are required to provide intra period taxes allocated between continuing operations and discontinued operations.  During 2021, the Company recognized an income tax benefit with respect to discontinued operations of $0.1 million related to intra period allocations.  No intraperiod allocations were made in 2020.  State and local taxes were approximately $1.4 and $0.1 million for the year ended June 30, 2021 and 2020, respectively.  State tax provisions during the year ended June 30, 2021 are primarily attributable to discrete taxable entity re-organization transactions at HC LLC and Great Elm Capital GP, LLC.

Summary of Discontinued Operations

On June 23, 2021, the Company’s majority-owned indirect subsidiary Great Elm FM Acquisition, Inc., entered into an agreement with Monomoy Properties Fort Myers, LLC (Monomoy FM) to sell the Company’s real estate business to Monomoy FM for $4.6 million in cash.  The real estate business consists of majority-interests in two Class A office buildings totaling 257,000 square feet situated on 17 acres of land in Fort Myers, Florida. The Company acquired the real estate business in March 2018 for $2.7 million.  After transaction costs, the gain on the sale was $0.3 million.

The sale of the real estate business, which has historically been disclosed as its own reportable segment, represents a strategic shift away from the direct ownership and operation of real estate properties.  Accordingly, our historical financial information has been recast to present the activities of the real estate business within discontinued operations, and the assets and liabilities of the real estate business as assets and liabilities of discontinued operations.

	For the years ended June 30,
(in thousands)	2021	2020
Discontinued operations:
Net revenue	$5,005	$5,104
Real estate expenses	(505)	(544)
Depreciation and amortization	(1,689)	(1,722)
Operating income from discontinued operations	2,811	2,838
Interest expense	(2,536)	(2,619)
Gain on sale of real estate business	263	-
Pretax income from discontinued operations	538	219
Income tax benefit	111	-
Net income from discontinued operations	$649	$219

Operations of the discontinued real estate business were relatively flat year over year. Upon sale of the business on June 23, 2021, we recognized a gain on sale of $0.3 million. In addition, we also recorded a tax benefit of $0.1 million related to intraperiod tax allocations to the discontinued operations.

Liquidity and Capital Resources

The following table presents selected financial information and statistics:

	As of June 30,
(in thousands)	2021	2020
Current Assets	$88,534	$61,328
Current Liabilities	33,005	29,303
Working Capital	$55,529	$32,025
Long Term Liabilities	$62,316	$97,572

	For the years ended June 30,
(in thousands)	2021	2020
Cash provided by (used in) operating activities	$(18,976)	$13,245
Cash provided by (used in) investing activities	(15,482)	(6,632)
Cash provided by (used in) financing activities	18,340	21,776
Net increase (decrease) in cash and cash equivalents	$(16,118)	$28,389

Working Capital and Cash Flows

As of June 30, 2021, we have cash of $24.4 million and investments with a fair value of $24.0 million.

We intend to make acquisitions that will likely result in our investment of all of our liquid financial resources, the issuance of equity securities and the incurrence of indebtedness.  If we are unsuccessful at raising additional capital resources, through either debt or equity, it is unlikely we will be able execute our strategic growth plan.  See “Item 1A. Risk Factors.”

Cash Provided by or Used in Operating Activities. Cash flows used in operating activities totaled $19.0 million and cash flows provided by operating activities totaled $13.2 million for the years ended June 30, 2021 and 2020, respectively.  For the year ended June 30, 2021, net cash used in operating activities consisted primarily of the net loss of $8.7 million and purchase of investments totaling $31.4 million, partially offset by $8.7 million in non- cash depreciation and amortization, $5.8 million in sales of investments by our consolidated funds, $2.5 million in non-cash interest and amortization and loss on extinguishment of debt of $1.9 million.  For the year ended June 30, 2020, net cash provided by operating activities consisted primarily of the net loss of $13.1 million offset by $4.4 million in CMS advanced payments included in deferred revenue and non-cash activity, including $10.8 million in depreciation and amortization and $8.7 million in unrealized loss on our investment in GECC.

Cash Used in Investing Activities. Cash flows used in investing activities totaled $15.5 million and $6.6 million for the years ended June 30, 2021, and 2020, respectively.  For the year ended June 30, 2021, net cash used in investing activities primarily consists of $6.7 million in purchases of equipment held for rental, $8.8 million in participation in related party rights offering and $4.7 million purchases of investments, partially offset by $4.4 million in net proceeds received from the sale of the real estate business.  For the year ended June 30, 2020, net cash used in investing activities primarily consists of $8.1 million in purchases of equipment held for rental which was partially offset by $1.8 million in proceeds from the sale of equipment held for rental.

Cash Provided by Financing Activities. Cash flows provided by financing activities totaled $18.3 million and $21.8 million for the years ended June 30, 2021 and 2020, respectively.  For the year ended June 30, 2021, net cash inflows primarily consisted of $37.7 million in gross proceeds from the JPM Transaction, $11.2 million in margin borrowing due to broker from investment purchases in the consolidated funds, capital contributions from non-controlling interests in the consolidated funds of $4.8 million and $3.6 million in proceeds from new equipment financing debt.  Such inflows were partially offset by principal payments of $33.4 million on our debt, $1.6 million in debt extinguishment costs and capitalized issuance costs of $1.3 million in connection with the JPM Transaction.  For the year ended June 30, 2020, cash inflows of $30.0 million were provided by the issuance of Convertible Notes, partially offset by net principal payments of $5.3 million on our long-term related party notes payable, revolving line of credit and equipment financing and payment of debt issuance costs.

Borrowings

As of June 30, 2021 the Company had $34.3 million face value in Convertible Notes outstanding.  The Convertible Notes are held by a consortium of investors, including related parties.  The Convertible Notes accrue interest at 5.0% per annum, payable semiannually in arrears on June 30 and December 31, in cash or in-kind at the option of the Company.

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

As of June 30, 2021, JPM held $35.0 million face value in shares of Forest Preferred Stock.  The shares provide for a 9% annual dividend, which is payable quarterly.  The shares are mandatorily redeemable by the Company at their face value of $1,000 per share on December 29, 2027, or at a 0-3% premium decreasing over time based upon the occurrence of certain redemption events prior to December 29, 2027.  The redemption events include the occurrence of an ownership change that triggers an IRC § 382 limitation which reduces Forest net operating loss carryforwards to less than $300 million.  The shares are redeemable at any time at the option of Company at a redemption price at face value plus the 0-3% premium then in place.  The shares rank senior and have preference to the common shares of Forest.  The shares are non-voting, do not participate in the earnings of Forest and contain standard protective rights.

As of June 30, 2021, Corbel and VHG, both related parties, held a combined $2.0 million in face value of shares of HC LLC Series A-1 Preferred Stock.  The shares provide for a 9% annual dividend, which is payable quarterly.  The shares are mandatorily redeemable by the Company at their face value of $1,000 per share on the earlier of certain redemption events or December 29, 2027.  The redemption events include a bankruptcy, change in control or sale of the durable medical equipment business.  The shares are redeemable at any time at the option of the Company at a redemption price equal to face value.  The shares rank senior and have preference to the common shares of HC LLC.  The shares are non-voting, do not participate in the earnings of HC LLC and contain standard protective rights.

The HC LLC Series A-1 Preferred Stock includes covenants that limit additional indebtedness, liens, asset dispositions and investments, require compliance and maintenance of licenses and government approvals and other customary conditions.  In order to incur certain additional debt, HC LLC must also comply with a leverage ratio and levered free cash flow ratio, which are based in part on the HC LLC EBITDA levels.

As of June 30, 2021, we had an undrawn credit facility with Pacific Mercantile Bank that accrues interest at the prime rate plus 0.4% (at June 30, 2021, the effective rate was 3.7%) through maturity on November 29, 2022 (the DME Revolver).  The DME Revolver allows for borrowings up to $10 million.  The DME Revolver requires monthly interest payments.  The DME Revolver is secured by all of the assets of the durable medical equipment business and the Company is required to meet certain financial covenants.

The DME Revolver includes covenants that restrict HC LLC business operations to its current business, limit additional indebtedness, liens, asset dispositions and investments, require compliance and maintenance of licenses and government approvals and other customary conditions.  Events of default include the failure to pay amounts when due, bankruptcy, or violation of covenants, including a change in control of HC LLC.  HC LLC must also comply with a fixed-charge coverage and leverage ratio financial covenants, which are based in part on the HC LLC EBITDA levels.  The Company was in compliance with all material covenants and restrictions at June 30, 2021.

HC LLC’s operating subsidiaries also utilize equipment financing debt to fund certain inventory and equipment purchases from suppliers.  These equipment financing debt agreements are entered into with 3rd party banks and are generally payable in equal installments over terms of one to three years, depending on the nature of the underlying purchases being financed.  The debt is secured by the inventory and equipment, as applicable, of the operating subsidiaries entering into the agreements, and the long-term agreements have implicit interest rates between 7 – 8%.  As of June 30, 2021, the Company had $2.0 million in equipment financing debt outstanding.

On March 27, 2020, the President of the United States passed into law the Coronavirus Aid, Relief, and Economic Security Act (CARES Act).  Section 1102 of the CARES Act, the Paycheck Protection Program Loan (PPP Loan) provided additional funding for small businesses, as defined by the Small Business Act, to keep workers employed during through the COVID-19 crisis.  In April 2020, our 80.1% owned subsidiary Great Elm DME, Inc. applied for and received $3.6 million in PPP Loans.  Proceeds can only be used for specified covered purposes including payroll, rent and utilities in accordance with the CARES Act.  Between funding and June 30, 2020, the Company spent these proceeds on covered purposes and has recognized the proceeds as a reduction to operating expenses.  During the year ended June 30, 2021, the Company submitted a forgiveness application to the lender seeking full forgiveness of the PPP Loan, which was approved by the SBA.

Restrictions on Subsidiary Dividends

The ability of HC LLC to pay dividends is subject to compliance with the restricted payment covenants under the DME Revolver.

Off-Balance Sheet Obligations

As of June 30, 2021, we did not invest in any off-balance sheet vehicles that provide financing, liquidity, market or credit risk support or engage in any leasing activities that expose us to any liability that is not reflected in our consolidated financial statements.

New Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

The information required by this Item appears beginning on page F-1 of this Annual Report on Form 10-K and is incorporated in this Item 8 by reference.

Per Rule 3-09 of Regulation S-X, the audited financial statements of GECC for the years ended December 31, 2020 and 2019 included in GECC’s annual report on Form 10-K (File No. 814-01211), filed with the SEC on March 16, 2021 are incorporated herein by reference.  We include the financial statements of GECC because our investment in GECC met the test of significance under Rule 3-09 in Regulation S-X.  The management of GECC is responsible for the form and content of GECC’s financial statements.  Certain officers of GECC are also officers of GEG.  Mr. Reed is our Chief Executive Officer as well as the Chief Executive Officer of GECC and Mr. Kleinman is our President and Chief Operating Officer as well as the Chief Compliance Officer of GECC.  GECM serves as the investment advisor to GECC.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2021.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for preparation of the accompanying consolidated financial statements in accordance with US GAAP.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13(a)-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting is supported by written policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2021 as required by the Exchange Act. In making this assessment, we used the criteria set forth in the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on management’s evaluation under the framework, management concluded that Great Elm Group, Inc.’s internal control over financial reporting was effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Items 401, 405, 406, and 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K will be contained in our definitive proxy statement (our Proxy Statement) and is hereby incorporated by reference thereto.

Item 11.  Executive Compensation.

The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K will be contained in our Proxy Statement and is hereby incorporated by reference thereto.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) and Item 403 of Regulation S-K will be contained in our Proxy Statement and is hereby incorporated by reference thereto.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 and Item 407(a) of Regulation S-K will be contained in our Proxy Statement and is hereby incorporated by reference thereto.

Item 14.  Principal Accountant Fees and Services.

The information required by Item 9(e) of Schedule 14A will be contained in our Proxy Statement and is hereby incorporated by reference thereto.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Financial Statements

The information required by this Item appears beginning on page F-1 of this Annual Report on Form 10-K and is incorporated in this Item 15 by reference.

Financial Statement Schedules

Schedules are omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Exhibits

The exhibit index attached hereto is incorporated by reference.  We will furnish any exhibit upon request made to our Corporate Secretary, 800 South Street, Suite 230, Waltham, MA 02453.  We charge $0.50 per page to cover expenses of copying and mailing.

EXHIBIT INDEX

We will furnish any exhibit upon request made to our Corporate Secretary, 800 South Street, Suite 230, Waltham, MA 02453.  We charge $0.50 per page to cover expenses of copying and mailing.

Unless otherwise indicated, all references are to filings by Great Elm Group, Inc. (the Registrant) with the Securities and Exchange Commission under File No.  001-39832

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated December 21, 2020, by and among Great Elm Capital Group, Inc., the Registrant and Forest Merger Sub, Inc. (incorporated by reference to the Exhibit 2.1 to the Form 8-K filed on December 29, 2020)

2.2*

Purchase Agreement by and among Great Elm FM Acquisition, Inc. and Monomoy Properties Fort Myers FL, LLC, dated June 23, 2021 (incorporated by reference to the Exhibit 2.1 to the Form 8-K filed on June 24, 2021)

3.1	Certificate of Incorporation of the Registrant, dated October 23, 2020 (incorporated by reference to the Exhibit 3.1 to the Form 8-K filed on December 29, 2020)

3.2	Bylaws of the Registrant, dated October 23, 2020 (incorporated by reference to the Exhibit 3.2 to the Form 8-K filed on December 29, 2020)

4.1	Form of the Registrant’s Common Stock Certificate (incorporated by reference to the Exhibit 4.1 to the Form 8-K filed on December 29, 2020)

Exhibit No.	Description
4.2

Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock of the Registrant, dated December 23, 2020 (incorporated by reference to the Exhibit 4.2 to the Form 8-K filed on December 29, 2020)

4.3

Stockholders’ Rights Agreement, dated December 29, 2020, by and between the Registrant and Computershare Trust Company, N.A. (incorporated by reference to the Exhibit 4.3 to the Form 8-K filed on December 29, 2020)

4.4	Form of 5.0% Convertible Senior PIK Notes due 2030 (incorporated by reference to the Exhibit 4.4 to the Form 8-K filed on December 29, 2020)

4.5	Form of Amendment to 5.0% Convertible Senior PIK Notes due 2030 (incorporated by reference to the Exhibit 4.1 to the Form 10-Q filed on May 14, 2021)

4.6

Registration Rights Agreement, dated as of February 26, 2020, by and between Great Elm Capital Group, Inc. and certain accredited investors party thereto (incorporated by reference to the Exhibit 4.5 to the Form 8-K filed on December 29, 2020)

4.7	Description of Securities (incorporated by reference to the Exhibit 4.6 to the Form 8-K filed on December 29, 2020)

10.1+	Offer Letter, dated December 29, 2020 between Peter A. Reed and the Registrant (incorporated by reference to the Exhibit 10.1 to the Form 8-K filed on December 29, 2020)

10.2+	Offer Letter, dated December 29, 2020 between Adam Kleinman and the Registrant (incorporated by reference to the Exhibit 10.2 to the Form 8-K filed on December 29, 2020)

10.3+	Offer Letter, dated December 29, 2020 between Brent Pearson and the Registrant (incorporated by reference to the Exhibit 10.3 to the Form 8-K filed on December 29, 2020)

10.4+

Compensation Plan Agreement, dated December 29, 2020, by and between Great Elm Capital Group, Inc. and the Registrant (incorporated by reference to the Exhibit 10.4 to the Form 8-K filed on December 29, 2020)

10.5+	Form of Director and Officer Indemnification Agreement (incorporated by reference to the Exhibit 10.5 to the Form 8-K filed on December 29, 2020)

10.6+	Form of Performance Stock Award (incorporated by reference to Exhibit 10.8 to the Form 8-K filed on November 9, 2016 by Great Elm Capital Group, Inc. (File No. 001-16073))

10.7+	Form of US Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on May 12, 2004 by Great Elm Capital Group, Inc. (File No. 001-16073))

10.8+

Second Amended and Restated 2006 Stock Incentive Plan, amended and restated effective November 12, 2013 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on February 7, 2014 by Great Elm Capital Group, Inc. (File No. 001-16073))

10.9+

Form of 2006 Stock Incentive Plan Restricted Stock Unit Grant Notice (incorporated by reference to Exhibit 10.9 to the Form 10-Q filed on February 8, 2012 by Great Elm Capital Group, Inc. (File No. 001-16073))

10.10+

Second Amended and Restated 1999 Directors’ Equity Compensation Plan, amended and restated effective September 13, 2013 and November 12, 2013 (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on February 7, 2014 by Great Elm Capital Group, Inc. (File No. 001-16073))

10.11+

Form of Notice of Stock Option Grant and Form of Stock Option Agreement under the Registrant’s Amended and Restated 1999 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 99.2 to the Form S-8 filed on December 4, 2009 by Great Elm Capital Group, Inc. (Registration Statement No. 333-163480))

Exhibit No.	Description
10.12+

Form of Notice of Restricted Stock Bonus Grant and Form of Restricted Stock Bonus Agreement under the Registrant’s Amended and Restated 1999 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 99.3 to the Form S-8 filed on December 4, 2009 by Great Elm Capital Group, Inc.  (Registration Statement No.  333-163480))

10.13+

Amended and Restated 2016 Long-Term Incentive Compensation Plan (incorporated by reference to Annex A to the Proxy Statement filed on September 20, 2018 by Great Elm Capital Group, Inc. (File No. 001-16073))

10.14+	2016 Employee Stock Purchase Plan (incorporated by reference to Annex E to the Proxy Statement filed on May 25, 2016 by Great Elm Capital Group, Inc. (File No. 001-16073))

10.15+

Form of Amended and Restated Notice of Performance Stock Award (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on September 20, 2017 by Great Elm Capital Group, Inc. (File No. 001-16073))

10.16+	Form of Restricted Stock Unit Award (Directors) under the Registrant’s Amended and Restated 2016 Long-Term Incentive Compensation Plan

10.17+	Form of Restricted Stock Unit Award (Employees) under the Registrant’s Amended and Restated 2016 Long-Term Incentive Compensation Plan

10.18+

Amended and Restated Great Elm Capital Management Performance Bonus Plan, dated February 6, 2019, (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 8, 2019 by Great Elm Capital Group, Inc. (File No. 001-16073))

10.19

Transaction Agreement, dated March 10, 2021, by and among the Registrant, MAST Capital Management, LLC and David Steinberg (incorporated by reference to the Exhibit 10.1 to the Form 10-Q filed on May 14, 2021)

10.20

Investment Management Agreement, dated as of September 27, 2016, by and between Great Elm Capital Corp. and Great Elm Capital Management, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 7, 2016 by Great Elm Capital Corp. (File No.  814-01211))

10.21

Administration Agreement, dated as of September 27, 2016, by and between Great Elm Capital Corp. and Great Elm Capital Management, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on November 7, 2016 by Great Elm Capital Corp. (File No.  814-01211))

10.22

Profit Sharing Agreement, dated as of November 3, 2016, by and between Great Elm Capital Management, Inc. and Great Elm Capital GP, LLC (formerly GECC GP Corp.) (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on November 9, 2016)

14.1	Code of Conduct of Great Elm Group, Inc. (incorporated by reference to the Exhibit 14.1 to the Form 8-K filed on December 29, 2020)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
32.2	Certifications of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audited financial statements of Great Elm Capital Corp. (incorporated by reference to the annual report on Form 10-K filed on March 16, 2021 by Great Elm Capital Corp. (File No. 814-01211))

101

Materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021, formatted in inline Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-Controlling Interest, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related Notes to the Condensed Consolidated Financial Statements, tagged in detail (furnished herewith).

104	The cover page from the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021, formatted in inline XBRL (included as Exhibit 101).

*Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. GEG hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit upon request by the Securities and Exchange Commission.

+Indicates a management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary.

We have elected not to provide a Form 10-K summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of September 20, 2021.

GREAT ELM GROUP, INC.

By:	/s/ Peter A. Reed
Name:	Peter A. Reed
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of September 20, 2021.

Signature	Title

/s/ Peter A. Reed	Chief Executive Officer and Director
Peter A. Reed	(Principal Executive Officer)

/s/ Brent J. Pearson	Chief Financial Officer & Chief Accounting Officer
Brent J. Pearson	(Principal Financial and Accounting Officer)

/s/ Matthew A. Drapkin	Director
Matthew A. Drapkin

/s/ Thomas S. Harbin III	Director
Thomas S. Harbin III

/s/ James H. Hugar	Director
James H. Hugar

/s/ James P. Parmelee	Director
James P. Parmelee

/s/ Jason W. Reese	Director
Jason W. Reese

/s/ Eric J. Scheyer	Director
Eric J. Scheyer

/s/ Jeffrey S. Serota	Director
Jeffrey S. Serota

Report of Independent Registered PUBLIC Accounting Firm

Board of Directors and Shareholders

Great Elm Group, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Great Elm Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity and contingently redeemable non-controlling interest, and cash flows for each of the two years in the period ended June 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Durable Medical Equipment Revenue Recognition – Variable Consideration

As described further in notes 2 and 3 to the financial statements, and disclosed in the consolidated statement of operations, the Company recorded $60.9 million of total revenues for the year ended June 30, 2021, of which $57.6 million related to the Durable Medical Equipment operating segment.

The Company’s revenue is recorded based on the amount that the Company expects to receive in exchange for the goods or services provided, which consists of the transaction price net of estimates for variable consideration. Actual amounts of consideration ultimately received may differ from the Company’s initial estimates.  We identified the estimation of the variable consideration within the Durable Medical Equipment revenue streams as a critical audit matter.

The principal considerations for our determination that variable consideration is a critical audit matter are (i) the significant judgment exercised by the Company in estimating variable consideration and (ii) the volume and variability of information necessary to evaluate of the initial amounts recorded that are subject to the Company’s estimate of variable consideration.

Our audit procedures related to variable consideration included the following, among others:

•

For a sample of revenue transactions, we (i) performed detailed transaction testing by agreeing the amount recognized to source documentation, which included fee schedules, explanation of benefits, or cash payments, as available and (ii) evaluated the rate of adjustment from our sample relative to the Company’s incremental constraints for variable consideration

•

Tested management’s process for determining the reasonableness of constraints for variable consideration, including testing of the inputs to the calculation and reperformance of management’s analysis to evaluate the reasonableness of rates applied to those inputs

We have served as the Company’s auditor since 2020.

/s/ Grant Thornton LLP

Boston, Massachusetts

September 20, 2021

GREAT ELM GROUP, INC.

CONSOLIDATED BALANCE SHEETS

Dollar amounts in thousands, except per share amounts

ASSETS	2021	2020
Current assets:
Cash and cash equivalents	$24,382	$40,500
Accounts receivable	6,518	7,991
Related party receivables	1,665	1,059
Investments, at fair value (cost $45,326 and $30,279, respectively)	24,044	8,705
Inventories	1,066	1,470
Prepaid and other current assets	3,791	689
Assets of consolidated funds:
Investments, at fair value (cost $26,814)	26,490	-
Prepaid expenses	578	-
Current assets of discontinued operations	-	914
Total current assets	88,534	61,328
Property and equipment, net	981	1,410
Equipment held for rental, net	7,391	7,483
Identifiable intangible assets, net	8,928	10,258
Goodwill	50,536	50,010
Right of use assets	5,241	5,392
Other assets	258	248
Noncurrent assets of discontinued operations	-	59,316
Total assets	$161,869	$195,445
LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,521	$5,007
Accrued expenses and other liabilities	6,955	3,062
Deferred revenue	4,438	5,652
Current portion of lease liabilities	1,920	1,617
Current portion of long term debt	-	3,895
Current portion of related party notes payable	-	5,207
Current portion of equipment financing debt	1,974	2,034
Liabilities of consolidated funds - accrued expenses and other	12,197	-
Current liabilities of discontinued operations	-	2,829
Total current liabilities	33,005	29,303
Lease liabilities, net of current portion	3,596	4,060
Related party notes payable, net of current portion	-	22,696
Convertible Notes (face value $34,346 and $30,521, respectively, including $16,231 and $13,277, respectively, held by related parties)	22,054	17,444
Equipment financing debt, net of current portion	67	196
Redeemable preferred stock of subsidiaries (held by related parties, face value $37,018)	35,529	-
Other liabilities	1,070	395
Noncurrent liabilities of discontinued operations	-	52,781
Total liabilities	95,321	126,875
Commitments and Contingencies (Note 20)
Contingently redeemable non-controlling interest	2,639	3,890
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 authorized and zero outstanding	-	-
Common stock, $0.001 par value; 350,000,000 shares authorized and 26,613,913 shares issued and 25,948,100 outstanding at June 30, 2021; and 26,217,380 shares issued and 25,529,534 outstanding at June 30, 2020	26	26
Additional paid-in-capital	3,319,767	3,318,117
Accumulated deficit	(3,265,433)	(3,257,349)
Total Great Elm Group, Inc. stockholders' equity	54,360	60,794
Non-controlling interests	9,549	3,886
Total stockholders' equity	63,909	64,680
Total liabilities, non-controlling interest and stockholders' equity	$161,869	$195,445

The accompanying notes are an integral part of these consolidated financial statements.

GREAT ELM GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Dollar amounts in thousands, except per share data

	For the years ended June 30,
	2021	2020
Revenues:
Durable medical equipment sales and services revenue	$37,460	$34,213
Durable medical equipment rental income	20,183	21,449
Investment management revenues	3,210	3,332
Total revenues	60,853	58,994

Operating costs and expenses:
Cost of durable medical equipment sold and services	16,881	15,055
Cost of durable medical equipment rentals(1)	6,950	9,105
Durable medical equipment other operating expenses(2)	28,917	25,921
Investment management expenses	3,492	2,104
Depreciation and amortization	2,383	2,515
Selling, general and administrative(3)	5,892	6,465
Expenses of consolidated funds	75	-
Total operating costs and expenses	64,590	61,165
Operating loss	(3,737)	(2,171)
Dividends and interest income	2,963	2,124
Net realized/ unrealized gain (loss) on investments	155	(8,684)
Net realized/ unrealized gain on investments of consolidated funds	545	-
Interest expense	(5,620)	(4,576)
Extinguishment of debt	(1,866)	-
Other income, net	45	5
Loss from continuing operations, before income taxes	(7,515)	(13,302)
Income tax expense	(1,813)	(44)
Loss from continuing operations	(9,328)	(13,346)
Discontinued operations:
Income from discontinued operations, net of tax	649	219
Net loss	$(8,679)	$(13,127)
Less: net loss attributable to non-controlling interest, continuing operations	(648)	(200)
Less: net income attributable to non-controlling interest, discontinued operations	53	48
Net loss attributable to Great Elm Group	$(8,084)	$(12,975)
Basic income (loss) per share
Continuing operations	$(0.34)	$(0.52)
Discontinued operations	0.03	0.01
Net loss	$(0.31)	$(0.51)
Diluted income (loss) per share from:
Continuing operations	$(0.34)	$(0.52)
Discontinued operations	0.03	0.01
Net loss	$(0.31)	$(0.51)
Weighted average shares outstanding
Basic	25,722	25,418
Diluted	25,722	25,418

(1) Includes depreciation expense of:	6,286	8,267
(2) Net of CARES Act Stimulus of:	4,601	5,069
(3) Net of CARES Act Stimulus of:	168	-

The accompanying notes are an integral part of these consolidated financial statements.

GREAT ELM GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND CONTINGENTLY REDEEMABLE NON-CONTROLLING INTEREST

Dollar and share amounts in thousands	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Group, Inc. Stockholders'	Non- controlling	Total Stockholders'	Contingently Redeemable Non-controlling
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
BALANCE, June 30, 2019	25,353	$25	$3,305,415	$(3,244,374)	$61,066	$4,016	$65,082	$3,912
Net loss	-	-	-	(12,975)	(12,975)	(130)	(13,105)	(22)
Issuance of common stock related to vesting of restricted stock	177	1	0	-	1	-	1	-
Issuance of convertible notes	-	-	12,154	-	12,154	-	12,154	-
Stock-based compensation	-	-	548	-	548	-	548	-
BALANCE, June 30, 2020	25,530	26	3,318,117	(3,257,349)	60,794	3,886	64,680	3,890
Net loss	-	-	-	(8,084)	(8,084)	(332)	(8,416)	(263)
Issuance of common stock related to vesting of restricted stock	418	0	-	-	-	-	-	-
Distributions to non-controlling interest holders of DME Inc.	-	-	-	-	-	(988)	(988)	(988)
Repurchase of interests in subsidiary	-	-	(707)	-	(707)	788	81	-
Issuance of Forest common stock	-	-	-	-	-	2,700	2,700	-
Deemed capital contribution related to issuance of convertible notes	-	-	602	-	602	-	602	-
Issuance of interests in Consolidated Fund	-	-	-	-	-	4,325	4,325	-
Sale of real estate business	-	-	-	-	-	(830)	(830)
Stock-based compensation	-	-	1,755	-	1,755	-	1,755	-
BALANCE, June 30, 2021	25,948	$26	$3,319,767	$(3,265,433)	$54,360	$9,549	$63,909	$2,639

The accompanying notes are an integral part of these consolidated financial statements.

GREAT ELM GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollar amounts in thousands

	For the years ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(8,679)	$(13,127)
Net income from discontinued operations	(649)	(219)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,669	10,782
Stock-based compensation	1,755	548
Sales of investments by consolidated funds	5,842	-
Purchases of investments by consolidated funds	(31,365)	-
Stock dividends received from GECC	(1,868)	(279)
Unrealized (gain) loss on investments	(292)	8,684
Realized loss on investments	137	-
Unrealized (gain) on investments of consolidated funds	(254)	-
Realized (gain) on investments of consolidated funds	(291)	-
Non-cash interest and amortization of capitalized issuance costs	2,522	881
Loss on extinguishment of debt	1,866	-
Deferred tax expense	684	36
Other non-cash expense, net	1,553	1,453
Gain on sale of equipment held for rental	(452)	(932)
Change in fair value of contingent consideration	(126)	(1,135)
Changes in operating assets and liabilities:
Related party receivable	(606)	362
Accounts receivable	2,099	841
Inventories	617	(134)
Prepaid assets, deposits, and other assets	(3,223)	(190)
Operating leases	(1,563)	(1,462)
Related party payable	-	(805)
Deferred revenues	(1,214)	4,773
Accounts payable, accrued liabilities and other liabilities	3,931	1,022
Net cash provided by (used in) operating activities - continuing operations	(20,907)	11,099
Net cash provided by operating activities - discontinued operations	1,931	2,146
Net cash provided by (used in) operating activities	(18,976)	13,245
Cash flows from investing activities:
Proceeds from settlement with seller	-	355
Acquisition of business, net of cash acquired	(748)	-
Purchases of investments	(4,675)	-
Sales of investments	35	-
Participation in related party rights offering	(8,751)	-
Purchases of equipment held for rental	(6,686)	(8,110)
Proceeds from sale of equipment held for rental	1,273	1,800
Purchases of property and equipment	(287)	(737)
Proceeds from sale of property and equipment	-	60
Net cash used in investing activities - continuing operations	(19,839)	(6,632)
Net cash provided by investing activities - discontinued operations	4,357	-
Net cash used in investing activities	(15,482)	(6,632)

GREAT ELM GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Dollar amounts in thousands

	For the years ended June 30,
	2021	2020
Cash flows from financing activities:
Proceeds on revolving line of credit	-	2,550
Principal payments on revolving line of credit	(3,900)	(6,050)
Principal payments on note payable to seller	(25,105)	(2,552)
Principal payments on equipment financing	(4,378)	(2,857)
Proceeds from equipment financing	3,642	3,612
Capitalized issuance costs	(1,250)	(768)
Due to broker of consolidated funds	11,249	-
Payments made to non-controlling interest holders	(132)	-
Proceeds from convertible notes	-	30,000
Payments of debt extinguishment costs	(1,627)	-
Dividends paid to non-controlling interest holders of DME Inc.	(368)	-
Issuance of Forest preferred stock	35,010	-
Proceeds from subscriptions of non-controlling interests in consolidated funds	4,825	-
Proceeds from issuance of Forest common stock, gross	2,700	-
Net cash provided by financing activities - continuing operations	20,666	23,935
Net cash used in financing activities - discontinued operations	(2,326)	(2,159)
Net cash provided by financing activities	18,340	21,776
Net increase (decrease) in cash and cash equivalents	(16,118)	28,389
Cash and cash equivalents at beginning of year	40,500	12,111
Cash and cash equivalents at end of year	$24,382	$40,500

Cash paid for interest	$2,815	$3,540

Non-cash investing and financing activities
Deferred financing costs incurred but not yet paid	$-	$397
Lease liabilities and right of use assets arising from operating leases	1,121	607
Contingent consideration	397	-
Distribution of HC LLC (as defined below) preferred stock to non-controlling interest holders of DME Inc.	1,608	-
Repurchase of GP Corp. Note	3,072	-
Issuance of convertible notes	2,250	-

The accompanying notes are an integral part of these consolidated financial statements.

GREAT ELM GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Great Elm Group, Inc. (referred to as the Company) is a holding company incorporated in Delaware.  The Company currently has two business operating segments: durable medical equipment and investment management, with general corporate representing unallocated costs and activity to arrive at consolidated operations.  The Company is pursuing business development opportunities in durable medical equipment, investment management and other industries.

Investment Management

On September 27, 2016, the Company’s wholly-owned SEC-registered investment advisor subsidiary Great Elm Capital Management, Inc. (GECM), a Delaware corporation, entered into an investment management agreement (the IMA) with Great Elm Capital Corp., a publicly-traded business development company incorporated in Maryland (GECC).

On November 3, 2016, Full Circle Capital Corporation merged with and into GECC and GECM hired the employees of MAST Capital Management, LLC (MAST Capital), a Delaware limited liability company, to manage the assets of GECC.  Through the Company’s majority-owned subsidiary, GECC GP Corp. (GP Corp.), the Company acquired assets and assumed related liabilities associated with the on-going operations of GECM.  A portion of the non-controlling interest of GP Corp. was owned by MAST Capital, and its affiliates and officers.  In March 2021, the Company purchased all interests in GP Corp. held by MAST Capital and its affiliates.

On June 29, 2021, GP Corp assigned the rights to the Profit Sharing Agreement (as defined in Note 7 – Related Party Transactions) with GECM, their intercompany obligation under the GP Corp. Note (as defined in Note 13 – Borrowings) and other assets and liabilities to their wholly-owned subsidiary Great Elm Capital GP, LLC (GEC GP). Subsequent to the assignment, the Company exchanged their 98.2% interests in GP Corp. for an identical 98.2% direct interest in GP Corp.’s wholly-owned subsidiary GEC GP. Following the consummation of the taxable reorganization, the Company no longer has an interest in GP Corp.

Durable Medical Equipment

On September 7, 2018, the Company, through its majority-owned subsidiary, Great Elm DME Holdings, Inc. (DME Holdings), acquired an 80.1% equity interest in Great Elm DME, Inc. (DME Inc.) an entity formed to acquire and combine two companies, Valley Healthcare Holding, LLC and Northwest Medical, LLC. (Northwest), which both specialize in the distribution of respiratory care equipment, including primarily positive air pressure equipment and supplies, ventilators and oxygen equipment and operate in Arizona, Nebraska Oregon, Washington and Alaska.  The Company has subsequently expanded its durable medical equipment business through acquisitions in 2019 and 2021.

On May 31, 2021, our wholly-owned subsidiary DME Holdings exchanged their 80.1% interests in DME Inc. for an identical 80.1% direct interest in DME Inc.’s subsidiary Great Elm Healthcare, LLC (HC LLC), which is the sole owner of the durable medical equipment operating subsidiaries.  Following the consummation of the taxable reorganization, the Company no longer has an interest in DME Inc.

General Corporate

On December 29, 2020, the Company completed a non-taxable reorganization of the Company's corporate structure, where Great Elm Capital Group, Inc. (GEC) changed its name to Forest Investments, Inc. (Forest) and became a wholly owned subsidiary of a new holding company, Great Elm Group, Inc (GEG).  Outstanding shares of Forest under the ticker symbol “GEC” were automatically converted into shares of common stock of Great Elm Group, Inc., ticker symbol “GEG”.  Forest common stock was then delisted from the Nasdaq Global Select Market and subsequently deregistered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act).  The Holding Company Reorganization (as defined in Note 4 – Holding Company Reorganization and Financing Transaction) was a tax-free transaction for U.S. federal income tax purposes for the Company’s shareholders.

Discontinued Operations

We launched our real estate business in March 2018 with an investment of $2.7 million in a majority-interest in two Class A office buildings totaling 257,000 square feet situated on 17 acres of land in Fort Myers, Florida (collectively, the Property).  The Property was fully-leased, on a triple-net basis, to a single tenant through March 31, 2030.  On June 23, 2021, the Company sold its real estate business for $4.6 million in cash.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries.  Wholly-owned subsidiaries include GECM, Great Elm Opportunities GP, Inc. (GEO GP), Great Elm FM Acquisition, Inc. (FM Acquisition), DME Holdings and Great Elm DME Manager, LLC (DME Manager).  Majority-owned subsidiaries (including those divested during the year) include Forest, GEC GP, GP Corp., Great Elm FM Holdings, Inc. (FM Holdings), CRIC IT Fort Myers, LLC, DME Inc. and HC LLC and its seven wholly-owned subsidiaries.  In addition, we have determined that the Company is the primary beneficiary of certain variable interest entities, and therefore the operations of those entities have been included in our consolidated results for the relevant periods.

2.Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America (US GAAP) requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities.  On an on-going basis, the Company evaluates all of these estimates and assumptions.  The most important of these estimates and assumptions relate to revenue recognition, the valuation of excess and obsolete inventories, depreciable lives of equipment, impairment of long lived tangible and intangible assets, valuation allowance for deferred tax assets, fair value measurements including stock-based compensation and contingent consideration, estimates associated with the application of acquisition accounting, and the value of lease liabilities and corresponding right to use assets.  Although these and other estimates and assumptions are based on the best available information, actual results could be different from these estimates.

Assets and liabilities related to the real estate business operating segment on the Company’s consolidated balance sheet as of June 30, 2020 have been reclassified as assets and liabilities of discontinued operations.  All assets and liabilities related to discontinued operations are excluded from the notes unless otherwise noted.  In addition, the historical results of the real estate business operating segment have been reflected in the accompanying consolidated statements of operations for the years ended June 30, 2021 and 2020 as discontinued operations.  See Note 5 – Discontinued Operations.

Principles of Consolidation

The Company consolidates the assets, liabilities, and operating results of its wholly-owned subsidiaries, majority-owned subsidiaries, and subsidiaries in which we hold a controlling financial interest as of the financial statement date.  In most cases, a controlling financial interest often reflects ownership of a majority of the voting interests.  We consolidate a variable interest entity (VIE) when we possess both the power to direct the activities of the VIE that most significantly impacts its economic performance and we are either obligated to absorb the losses that could potentially be significant to the VIE or we hold the right to receive benefits from the VIE that could potentially be significant to the VIE.

All intercompany accounts and transactions have been eliminated in consolidation.

Non-controlling interests in the Company’s subsidiaries are reported as a component of equity, separate from the parent company’s equity or outside of permanent equity for non-controlling interests that are contingently redeemable.  See Note 16 – Non-Controlling Interests and Preferred Stock of Subsidiary.  Results of operations attributable to the non-controlling interests are included in the Company’s consolidated statements of operations.

Segments

The Company has two business operating segments: durable medical equipment and investment management with general corporate representing unallocated costs and activity to arrive at consolidated operations.  The Company regularly reviews each segment for purposes of allocating resources and assessing performance.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments with original maturities of 90 days or less at the date of purchase.  Cash equivalents consist primarily of exchange-traded money market funds.  The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured.

Accounts Receivable

Substantially all of the accounts receivable balance relates to the durable medical equipment business.  Accounts receivable are customer obligations due under normal sales and rental terms and represent the amount estimated to be collected from the patient customers and, if applicable, the third-party private insurance provider or government program (collectively, Payors), based on the contractual agreements.  The Company does not require collateral in connection with its customer transactions and aside from verifying insurance coverage, does not perform credit checks on patient customers.  Revenue and accounts receivable have been constrained to the extent that billed amounts exceed the amounts estimated to be collected.  The constrained transaction price relates primarily to expected billing adjustments with the Payors and patient customers.  Management’s evaluation of variable consideration takes into account such factors as past experience, information about specific receivables, Payors and patient customers.  The revenue reserves related to constraints on variable consideration were $2.5 million and $4.8 million as of June 30, 2021 and 2020, respectively.  The Company recognized a reduction to revenue of $5.9 million and $4.7 million related to such constraints during the years ended June 30, 2021 and 2020.  See Note 3 – Revenue.

The assessment of variable consideration to be constrained is based on estimates, and ultimate losses may vary from current estimates. As adjustments to these estimates become necessary, they are reported in earnings in the periods in which they become known.  There were no material adjustments to revenues made in the year ended June 30, 2021 relating to prior periods.  Changes in variable consideration are recorded as a component of net revenues.

The Company generally does not allow returns from providers for reasons not covered under the manufacturer’s standard warranty. Therefore, there is no provision for sales return reserves.  The Company does not have significant bad debt experience with Payors, and therefore the allowance for doubtful accounts is immaterial.

As of June 30, 2021 the Company had unbilled receivables of approximately $0.3 million that relate to transactions where the Company has the ultimate right to invoice a Payor under the terms of the arrangement, but are not currently billed and are therefore contract assets.  Such contract assets are included in accounts receivable in the consolidated balance sheets.

Investments

Investments include investments in GECC and other private funds, which are carried at fair value.

Fair Value Measurements

Certain assets and liabilities are carried at fair value under US GAAP.  See Note 8 – Fair Value Measurements.

Property, Equipment and Rental Equipment

The Company records property and equipment acquired at cost.  The costs of property acquired from asset acquisitions or business combinations is recorded at fair value at the date of acquisition based on its estimated replacement costs.

Within the durable medical equipment businesses, the Company capitalizes the cost of equipment predominantly leased out to patient customers within equipment held for rental, net.  These purchases are classified as cash outflows from investing activities when they are paid.  The Company capitalizes the cost of equipment predominantly sold to patient customers within inventories.  These purchases are classified as cash outflows from operating activities when they are paid.  A portion of equipment recorded within equipment held for rental, net, could ultimately be sold.  A portion of equipment recorded within inventories could ultimately be leased.  Management is not able to accurately project the ultimate use of equipment, which in many cases is determined by Payor reimbursement terms, and has therefore adopted the above stated policy.

Management has estimated the useful lives of equipment leased to customers where title ultimately transfers to customers (e.g., capped rentals, typically 13 months with title transfer) based upon an analysis of ultimate disposition of rental equipment, some of which is returned to the Company and either re-leased or sold.

The Company recognizes depreciation in amounts sufficient to match the cost of depreciable assets to operations over their estimated service lives, which considers the term of lease for any leased assets.  The Company capitalizes expenditures for improvements that significantly extend the useful life of an asset.  The Company charges expenditures for maintenance and repairs to operations in the periods incurred.  When assets are sold, the asset and accumulated depreciation are eliminated, and a gain or loss is recognized in operating income.

Depreciation is recognized using the straight-line method over their estimated useful lives as follows:

Description	Life in Years
Property and Equipment
Leasehold improvements	lesser of 7 years or life of the lease
Vehicles	5
Sleep study equipment	5
Furniture and fixtures	1 to 5
Computer equipment and software	3
Rental Equipment
Medical equipment for lease	1 to 5

Inventories

Inventories, which principally consist of durable medical equipment and related supplies that are predominantly sold, are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis.  The Company reduces the carrying value of inventories for items that are potentially excess, obsolete, or slow-moving based on changes in customer demand, technology developments or other economic factors.  The Company bases its provisions for excess, expired and obsolete inventory primarily on purchasing activity and usage.  A significant change in the timing or level of demand for our products as compared with forecasted amounts may result in recording additional provisions for excess, expired and obsolete inventory in the future.  As the Company purchases all of its inventories, all inventories are categorized as finished goods.  There were no significant write-offs during the year ended June 30, 2021.

Goodwill and Other Identifiable Intangible Assets

Goodwill represents the excess of fair value over identifiable tangible and intangible net assets acquired in business combinations.  Goodwill is not amortized for US GAAP purposes. Instead goodwill is reviewed for impairment at least annually, or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value.  We perform our annual impairment test on the first day of the fiscal fourth quarter, or as required when impairment triggering events are identified.

The Company amortizes its identifiable intangible assets over their estimated useful lives using a discounted cash flow attribution or straight-line methods as determined appropriate for each identifiable intangible asset.  The Company amortizes its identifiable intangible assets over periods ranging from five to fifteen years.

Long-lived Assets

Long-lived assets include property and equipment, intangible assets and the right to use asset.  These assets are evaluated for potential impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable based on undiscounted cash flows.  If an impairment is indicated, the Company records the impaired asset at fair value and records a charge to operations.

Leases and Right of Use Assets

We determine if an arrangement is a lease at inception.  As of June 30, 2021, all of our leases are operating leases.  Operating leases are included in right of use assets (ROU), current portion of lease liabilities and lease liabilities net of current portion in the consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.  ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term.  As most of our leases do not provide a readily determinable implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.  We use the implicit rate when readily determinable.  The ROU assets also include any lease payments made and adjustments recorded in acquisition accounting.  Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.  Lease expense for operating leases is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components, primarily consisting of common area maintenance charges, and have elected the practical expedient to account for lease and non-lease components together as a single lease component.

Cost of Durable Medical Equipment Sold and Services

Cost of durable medical equipment sold and services is comprised of costs included in inventory for medical equipment sold and direct costs associated with providing sleep study services, including staff to perform the studies and supplies used in the studies.

Cost of Durable Medical Equipment Rentals

Cost of rentals includes depreciation on medical equipment held for lease and related maintenance expenses.

Durable Medical Equipment Other Operating Expenses

The Company classifies direct expenses of its durable medical equipment segment, including payroll, facilities and equipment costs, professional fees and other administrative costs, in durable medical equipment other operating expenses in the accompanying consolidated statements of operations.

Investment Management Expenses

The Company classifies all direct expenses of its investment management segment including: payroll, stock-compensation, and related taxes and benefits; facilities costs; and consulting; in investment management expenses in the accompanying consolidated statements of operations.  The Company had a contractual arrangement through November 2019 with a third party to provide services in exchange for 26% of the fees earned from the management of GECC, excluding incentive fees.  This arrangement was not renewed upon expiration.

Depreciation and Amortization

The Company has separately presented depreciation and amortization expense, except for depreciation expense which is included in cost of durable medical equipment rentals as described above.  Such depreciation and amortization expense is based on the estimated useful lives of the underlying assets.

Stock-based Compensation

Stock-based compensation costs for eligible employees and directors are measured at fair value on the date of grant and are expensed over the requisite service period using a straight-line attribution method for the entire award that are subject to only service vesting conditions.  Awards with both performance and service requirements are expensed using a graded vesting attribution method over the requisite service periods.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are established when necessary, in order to reduce deferred tax assets to the amounts more likely than not to be recovered.

The Company has established a valuation allowance for its deferred tax assets that are not recoverable from taxable temporary differences because the Company is unable to conclude that future utilization of a portion of its net operating loss carryforwards and other deferred tax assets is more likely than not.

The calculation of the Company’s tax positions involves dealing with uncertainties in the application of complex tax regulations for federal and several different state tax jurisdictions.  The Company is periodically reviewed by tax authorities regarding the amount of taxes due.  These reviews include inquiries regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions.  The Company does not recognize income tax benefits for positions that it takes on its income tax returns that do not meet the more likely than not standard on its technical merits.

Business Combinations

Business combinations are accounted for at fair value. Acquisition costs are expensed as incurred and recorded in selling, general and administrative expenses; previously held equity interests are valued at fair value upon the acquisition of a controlling interest; restructuring costs associated with a business combination are expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date affect income tax expense. Measurement period adjustments are made in the period in which the amounts are determined and the current period income effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. All changes that do not qualify as measurement period adjustments are also included in current period earnings. The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of finite-lived intangible assets, or the recognition of additional consideration which would be expensed. The fair value of contingent consideration is remeasured each period based on relevant information and changes to the fair value are included in the operating results for the period within general and administrative expense.

Net Income (Loss) Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share:

	For the years ended June 30,
(in thousands except per share amounts)	2021	2020
Loss from continuing operations	$(9,328)	$(13,346)
Income from discontinued operations, net of tax	649	219
Net loss	$(8,679)	$(13,127)
Less: net loss attributable to non-controlling interest, continuing operations	(648)	(200)
Less: net income attributable to non-controlling interest discontinued operations	53	48
Net loss attributable to Great Elm Group	$(8,084)	$(12,975)
Weighted average shares basic and diluted:
Weighted average shares of common stock outstanding	25,722	25,418
Weighted average shares used in computing income (loss) per share	25,722	25,418
Basic and diluted income (loss) per share from:
Loss from continuing operations	$(0.34)	$(0.52)
Income from discontinued operations	0.03	0.01
Net loss	$(0.31)	$(0.51)

When calculating earnings per share, we are required to adjust for the dilutive effect of common stock equivalents.  As of June 30, 2021 the Company had 13,289,022 potential shares of common stock, including 9,891,734 shares of common stock issuable upon the conversion of the Company’s convertible notes, that are not included in the diluted net income (loss) per share calculation because to do so would be anti-dilutive. As of June 30, 2020, the Company had 12,206,044 potential shares of common stock, including 8,790,049 shares of common stock issuable upon the conversion of the Company’s convertible notes, that are not included in the diluted net income (loss) per share calculation because to do so would be antidilutive.

As of June 30, 2021 and 2020, the Company had an aggregate of 732,909 issued shares that are subject to forfeiture by the employee at a nominal price if service and performance milestones are not met.  The Company does not account for such shares as being outstanding for accounting purposes since they are unvested and subject to forfeiture.

Restrictions on Subsidiary Dividends

The ability of HC LLC. to pay dividends is subject to compliance with the restricted payment covenants under the DME Revolver.

Concentration of Risk

The Company’s net investment revenue and receivables from continuing operations are primarily attributable to the management of one investment vehicle, GECC.  See Note 7 – Related Party Transactions.

The Company’s durable medical equipment revenue and related accounts receivable are concentrated with third-party Payors.  The following table summarizes customer concentrations as a percentage of revenues:

	For the years ended June 30,
	2021	2020(1)
Government Payor	37%	33%
Third-party Payor	12%	11%
(1)	Revenue concentration percentages have been recast from those previously reported to reflect the presentation of the real estate business within discontinued operations.

The following table summarizes customer concentrations as a percentage of accounts receivable:

	As of June 30,
	2021	2020
Government Payor	30%	23%
Third-party Payor	14%	12%

Recently Adopted Accounting Standards

Fair Value Measurements  In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updated (ASU) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, resulting in various disclosures related to fair value measurements being eliminated, modified or supplemented.  ASU 2018-13 is effective for interim and annual periods beginning after December 15, 2019, with an option to early adopt any eliminated or modified disclosures, and to delay adoption of the additional disclosures, until the effective date.  The Company early adopted the eliminated and modified disclosures of ASU 2018-13 during the three months ended September 30, 2018 and adopted the supplemental disclosures related to level 3 fair value measurements as of July 1, 2020.

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

Reference Rate Reform In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): facilitation of the Effects of Reference Rate Reform on Financial Reporting, in response to the United Kingdom Financial Conduct Authority which announced the desire to phase out the use of London Interbank Offered Rate (LIBOR) by the end of 2021.  The provisions provide optional expedients and exceptions for applying US GAAP to contracts, hedging relationships and other transactions affected by reference rate reform on financial reporting due to the cessation of LIBOR if certain criteria are met.  If LIBOR ceases to exist, we may need to renegotiate outstanding notes payable outstanding which extend beyond 2021 with the respective counterparties.  Adoption of the provisions in ASU 2020-04 are optional and effective from March 12, 2020 through December 31, 2022.  The Company is considering the optionality of ASU 2020-04 and is evaluating the potential impact that the adoption of this ASU will have on its consolidated financial statements.

Accounting for Convertible Instruments  In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by eliminating certain separation models.  Under ASU 2020-06, a convertible debt instrument will generally be reported as a single liability at its amortized cost with no separate accounting for embedded conversion features.  Consequently, the interest rate of convertible debt instruments will be closer to the coupon interest rate.  In addition, ASU 2020-06 eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method.  The guidance in this ASU are effective for fiscal years beginning after December 31, 2023, including interim periods within those fiscal years.  Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.  The Company determined to adopt this ASU on July 1, 2021 under the full retrospective method.  When our Convertible Notes were originally issued on February 29, 2020, we recorded a $12.6 million discount to additional paid-in capital and against the Convertible Notes due to the existence of a cash conversion feature.  As such, upon adoption we will reverse this entry to additional-paid in capital and the Convertible Notes in all periods presented, and will reverse any life-to-date interest expense associated with the amortization of the discount as an adjustment to beginning retained earnings of the prior year.  Had this ASU been adopted in the current year, our interest expense and net losses for the years ended June 30, 2021 and 2020 would have been lower by $0.7 million and $0.2 million, respectively.

3.	Revenue

The revenues from each major source of revenue are summarized in the following table:

	For the years ended June 30,
(in thousands)	2021	2020
Product and Services Revenue
Investment Management
Management Fees	$2,652	$2,793
Administration Fees	558	539
	3,210	3,332
Durable Medical Equipment
Equipment Sales	32,293	28,934
Service Revenues	5,167	5,279
	37,460	34,213

Total product and services revenue	$40,670	$37,545

Rental Revenues
Durable Medical Equipment
Medical Equipment Rental Income	20,183	21,449
Total rental revenue	20,183	21,449

Total	$60,853	$58,994

Revenue Accounting Under Topic 606

In determining the appropriate amount of revenue to be recognized under FASB Accounting Standards Codification Topic 606, Revenues, (Topic 606), the Company performed the following steps: (i) identified the promised goods or services in the contract; (ii) determined whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measured the transaction price, including the constraint on variable consideration; (iv) allocated the transaction price to the performance obligations; and (v) recognized revenue when (or as) the Company satisfies each performance obligation.

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

The transaction price on both equipment sales and sleep studies is the amount that the Company expects to receive in exchange for the goods and services provided.  Due to the nature of the durable medical equipment business, billing adjustments customarily occur during the collections process when explanations of benefits are received by Payors, and as amounts are deferred to secondary Payors or to patient responsibility.  As such, we constrain the transaction price for the difference between the amounts billed and what we believe we will collect from Payors and from patients.  The transaction price therefore is predominantly based on contractual payment rates determined by the Payors.  The Company does not generally contract with uninsured customers.  We determine our estimates of billing adjustments based upon contractual agreements, our policies and historical experience.  While the rates are fixed for the product or service with the customer and the Payors, such amounts typically include co-payments, co-insurance and deductibles, which vary in amounts, from the patient customer.  The Company includes in the transaction price only the amount that the Company expects to be entitled, which is substantially all of the Payor billings at contractual rates.  The transaction price is initially constrained by the amount of customer co-payments we estimate will not be collected.

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain Payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application or claim denial.  The Company constrains revenue for these estimated adjustments.  During the year ended June 30, 2021, there were no material changes in estimates relating to prior periods.

The payment terms and conditions of customer contracts vary by customer type and the products and services offered.

The Company may provide shipping services prior to the point of delivery and has concluded that the services represent a fulfilment activity and not a performance obligation.  Returns and refunds are not accepted on either equipment sales or sleep study services.  The Company does not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products or services are not recognized as revenue.  The Company does not incur contract acquisition costs.  The Company generally does not have any partially or unfilled performance obligations related to contracts with customers.  However, during the quarter ended June 30, 2020, the Company applied for and received $4.4 million in advanced payments from the Centers for Medicare and Medicaid Services (CMS) under their Accelerated and Advance Payment Program, which was expanded to increase cash flow to providers of services and suppliers impacted by the 2019 Novel Coronavirus (COVID-19) pandemic. We have issued recoupments of $0.9 million during the year ended June 30, 2021, leaving a remaining balance of $3.5 million.  The Company has no other contract liabilities as of June 30, 2021 or 2020.

Included in sales and services revenue are unbilled amounts for which the revenue recognition criteria had been met as of period-end but were not yet billed to the Payor.  The estimate of net unbilled sales and service revenue recognized is based on historical trends and estimates of future collectability.  As of June 30, 2021 and 2020, net unbilled sales and service revenue is approximately $0.2 million and $0.3 million, respectively, and is included in accounts receivable.

Investment Management Revenue

The Company recognizes revenue from its investment management business at amounts that reflect the consideration to which it expects to be entitled in exchange for providing services to its customer.  Investment management revenue primarily consists of fees based on a percentage of assets under management, fees based on the performance of managed assets, and administrative fees.  Fees are based on agreements with each investment products and may be terminated at any time by either party subject to the specific terms of each respective agreement.

Management Fees

The Company earns management fees based on the investment management agreement GECM has with GECC and other private funds managed by GECM (collectively, the Funds).  The performance obligation is satisfied over time as the services are rendered, since GECC simultaneously receives and consumes the benefits provided as GECM performs services.  Management fee rates range from 1% to 1.50% of the management fee assets specified within each agreement.  Based on the terms of the specific agreement, management fees may be calculated and billed in advance or in arrears of the period, no less frequently than quarterly.  Management fee revenue is recognized over time as the services are provided.

Incentive Fees

The Company earns incentive fees based on the investment management agreements GECM has with GECC and separately managed accounts.  Where an investment management agreement includes both management fees and incentive fees, the performance obligation is considered to be a single obligation for both fees.  Incentive fees are variable consideration associated with the GECC investment management agreement.  Incentive fees are earned based on investment performance during the period, subject to the achievement of minimum return levels or high-water marks, in accordance with the terms of the respective investment management agreements.  Incentive fees range from 5.0% to 20.0% of the performance-based metric specified within each agreement.  Because of the uncertainty of when incentive fees will be collected due to market conditions and investment performance, incentive fees are fully constrained and not recorded until received and the probability of significant reversal of the fees is eliminated in accordance with the respective investment management agreements.  As of June 30, 2021, there is $9.7 million in incentive fees which have been earned per the terms of the investment management agreements but not recorded as they are still subject to the constraints described above.

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

Revenue Accounting Under Topic 842

Durable Medical Equipment Revenue

Equipment Rental Revenue

Under FASB Accounting Standards Codification Topic 842, Leases, (Topic 842) rental income from operating leases is recognized on a straight-line basis, based on contractual lease terms with fixed and determinable increases over the non-cancellable term of the related lease when collectability is reasonably assured.  The Company leases durable medical equipment to customers for a fixed monthly amount on a month-to-month basis.  The contractual length of the lease term varies based on the type of equipment that is rented to the customer, but generally is from 10 to 36-months.  In the case of capped rental agreements, title to the equipment transfers to the customer at the end of the contractual rental period.  The customer has the right to cancel the lease at any time during the rental period for a subsequent month’s rental and payments are generally billed in advance on a month-to-month basis.  Under Topic 842, rental income from operating leases is recognized on a month-to-month basis, based on contractual lease terms when collectability is reasonably assured.  Certain customer co-payments are included in revenue to the extent they are considered probable of payment.

The lease term begins on the date products are delivered to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including Medicare, private payors, and Medicaid. Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain Payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application or claim denial.  There were no material changes in estimates recorded in the year ended June 30, 2021, relating to prior periods.

Although invoicing typically occurs at the beginning of the monthly rental period, we recognize revenue from rentals on a daily basis.  Since rental agreements can commence at any time during a given month, we defer revenue related to the remaining monthly rental period as of period end.  Deferred revenue related to rentals was $1.0 million and $1.3 million as of June 30, 2021 and 2020, respectively.

Included in rental revenue are unbilled amounts for which the revenue recognition criteria had been met as of period-end but were not yet billed to the Payor.  Net unbilled rental revenue is recognized to the extent payment is probable.  As of June 30, 2021 and 2020, net unbilled rental revenue is approximately $0.1 million and $0.2 million, respectively, and is included in accounts receivable.
4.	Reorganization and Financing Transactions

Holding Company Reorganization

On December 21, 2020, GEC announced plans to create a new public holding company, Great Elm Group, Inc. (the Company) by implementing a non-taxable holding company reorganization (the Holding Company Reorganization).  Following the Holding Company Reorganization, the Company became the successor issuer to GEC.

On December 29, 2020, pursuant to the terms of the Agreement and Plan of Merger, dated as of December 21, 2020, among Forest (formerly GEC), the Company and Forest Merger Sub, Inc., a newly created entity for the purpose of facilitating the Merger, (as it may be amended from time to time, the Merger Agreement), the transactions contemplated by the Merger Agreement (the Transactions) were consummated. As a result of the Transactions, and subject to the same terms and conditions as applied immediately prior to the Transactions, each share of Forest's outstanding common stock, common stock options, restricted stock units and restricted shares were exchanged for identical instruments of the Company.

Financing Transaction

Following the consummation of the Holding Company Reorganization, J.P. Morgan Broker-Dealer Holdings Inc. (JPM), a Delaware corporation and affiliate of JPMorgan Chase & Co., Forest and the Company agreed to effect certain transactions pursuant to which JPM provided financing in an aggregate amount of $37.7 million.

In connection with such financing, among other things:

•	Forest issued to JPM 35,010 newly issued shares of 9.0% preferred stock (the Forest Preferred Stock) for $1,000.00 per share;
•

HC LLC issued 10,090 newly issued shares of 9.0% Series A-1 preferred stock (the Series A-1 Preferred Stock) to DME Inc. as a distribution, which in turn distributed such preferred stock pro rata to the holders of its common stock such that 80.1% of such preferred stock is held by Forest, 9.95% is held by Corbel Capital Partners SBIC, L.P. (Corbel), and 9.95% is held by Valley Healthcare Group, LLC (VHG).

•	HC LLC, issued to Forest 34,010 newly issued shares of 9.0% Series A-2 preferred stock (the Series A-2 Preferred Stock) for $1,000.00 per share.

•	HC LLC distributed to the owners of DME Inc. cash of $1.9 million and reimbursed GEG $1.3 million to cover deal costs;
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

(each collectively noted above, the JPM Transactions).  See Note 16 – Non-Controlling  Interests and Preferred Stock of Subsidiary.

Using proceeds from the JPM Transactions, DME Inc. paid off the term loan with Corbel (the Corbel Facility).  See Note 13 – Borrowings.

Subsidiary Reorganizations

On May 31, 2021, our wholly-owned subsidiary DME Holdings exchanged their 80.1% interests in DME Inc. for an identical 80.1% direct interest in DME Inc.’s subsidiary HC LLC, which is the sole owner of the durable medical equipment operating subsidiaries.  Following the consummation of the taxable reorganization, the Company no longer has an interest in DME Inc.

On June 29, 2021, GP Corp assigned the rights to the Profit Sharing Agreement with GECM, their intercompany obligation under the GP Corp. Note and other assets and liabilities to their wholly-owned subsidiary GEC GP. Subsequent to the assignment, Great Elm Group, Inc. exchanged their 98.2% interests in GP Corp. for an identical 98.2% direct interest in GP Corp.’s wholly-owned subsidiary GEC GP. Following the consummation of the taxable reorganization, the Company no longer has an interest in GP Corp.
5.	Discontinued Operations

On June 23, 2021, the Company’s majority-owned indirect subsidiary FM Acquisition, entered into an agreement with Monomoy Properties Fort Myers, LLC (Monomoy FM) to sell the Company’s real estate business to Monomoy FM for $4.6 million in cash.  The real estate business consists of majority-interests in two Class A office buildings totaling 257,000 square feet situated on 17 acres of land in Fort Myers, Florida. The Company acquired the real estate business in March 2018 for $2.7 million.  After transaction costs, the gain on the sale was $0.3 million.

Pursuant to the terms of the Purchase Agreement, the proceeds of the sale were subsequently reinvested in newly issued membership interests of Monomoy Properties, LLC (Monomoy Fund), a privately-held fund comprised of a portfolio of net leased industrial real estate assets.

The sale of the real estate business, which has historically been disclosed as its own reportable segment, represents a strategic shift away from the direct ownership and operation of real estate properties.  Accordingly, our historical financial information has been recast to present the activities of the real estate business within discontinued operations, and the assets and liabilities of the real estate business as assets and liabilities of discontinued operations.  As a passive investor in Monomoy Fund and with a membership interest of approximately 5%, we have determined that we have no significant continuing involvement with the real estate business.

The following table provides a reconciliation of the Company’s net income from discontinued operations presented in the consolidated statements of operations:

	For the years ended June 30,
(in thousands)	2021	2020
Discontinued operations:
Net revenue	$5,005	$5,104
Real estate expenses	(505)	(544)
Depreciation and amortization	(1,689)	(1,722)
Operating income from discontinued operations	2,811	2,838
Interest expense	(2,536)	(2,619)
Gain on sale of real estate business	263	-
Pretax income from discontinued operations	538	219
Income tax benefit	111	-
Net income from discontinued operations	$649	$219

The following table provides a reconciliation of the assets and liabilities of discontinued operations presented in the consolidated balance sheet:

(in thousands)	As of June 30, 2020
Cash and cash equivalents	$19
Restricted cash	846
Prepaid and other current assets	49
Total current assets of discontinued operations	914
Real estate assets, net	53,188
Identifiable intangible assets, net	4,871
Other assets	1,257
Total Assets	$60,230

Accrued expenses and other liabilities	503
Current portion of long term debt	2,326
Total current liabilities of discontinued operations	2,829
Long term debt, net of current portion	52,781
Other liabilities	478
Total Liabilities	$56,088

6.	Acquisitions

Durable Medical Equipment Acquisitions

Acquisition of Advanced Medical DME, LLC and PM Sleep Lab, LLC

On March 1, 2021, through its majority-owned subsidiary, DME Inc., the Company acquired Advanced Medical DME, LLC and PM Sleep Lab, LLC (collectively, AMPM), providers of sleep testing, Positive Air Pressure (PAP), and other respiratory products and services in nine locations throughout Kansas and Missouri.  The acquisition is accounted for as a business combination.  The Company expects to achieve synergies and costs reductions through integrating these operations into our existing durable medical equipment operations.  Operating results of the acquired businesses have been included in the consolidated statements of operations since March 1, 2021.

The original purchase consideration was $1.1 million, comprised of $0.4 million paid upon closing net of cash acquired, $0.3 placed in escrow for potential satisfaction of certain indemnification obligations, and $0.4 million representing the acquisition date fair value of contingent consideration.  Subsequent to the acquisition, we finalized the working capital adjustment with the seller resulting in a return of $0.1 million to the Company from escrow. We have recorded a preliminary allocation of the purchase price for AMPM, which resulted in goodwill of $0.6 million and intangible assets, including trade names of $0.4 million.  Goodwill was assigned to the durable medical equipment segment and is attributable primarily to expected synergies and the assembled workforce of the acquired business.  None of the goodwill is expected to be deductible for income tax purposes.  The presentation of pro forma financial disclosures are not required in connection with the AMPM acquisition.

The contingent consideration arrangement requires the Company to pay up to $2.1 million of additional consideration to the seller if certain revenue thresholds are achieved for the 12 months ended September 1, 2022.  The fair value of the contingent consideration arrangement at the acquisition date was $0.4 million.

7.	Related Party Transactions

Related party transactions are measured in part by the amount of consideration paid or received as established and agreed by the parties. Consideration paid for such services in each case is the negotiated value.

Durable Medical Equipment

In connection with the acquisition of the durable medical equipment businesses in September 2018, DME Inc. and its subsidiaries entered into the Corbel Facility.  Jeffrey S. Serota, a member of the Company’s Board of Directors, serves as Vice Chairman to Corbel Capital Partners, an affiliate of Corbel.  Corbel previously held an interest in Northwest and was one of the sellers in our acquisition of the business.  As a result of the acquisition, at June 30, 2021 Corbel holds a non-controlling interest in HC LLC.  Pursuant to the Corbel Facility, Corbel was paid a structuring fee and a quarterly monitoring fee.  In conjunction with the JPM Transactions, the Corbel Facility was repaid early on December 29, 2020, and DME Inc. paid a deferred structuring fee as well as a prepayment penalty.  See Note 13 - Borrowings for additional information on the Corbel Facility and Note 16 – Non-Controlling Interests and Preferred Stock of Subsidiaries.

In connection with the acquisition of the durable medical equipment businesses, the Company issued non-controlling interests in DME Inc. to the former owners, including Corbel discussed above.  These non-controlling interests in DME Inc. became non-controlling interests in HC LLC in May 2021.  See Note 4 – Reorganization and Financing Transactions.  See Note 16 – Non-Controlling Interests and Preferred Stock of Subsidiary.

Investment Management

The Company’s wholly-owned subsidiary, GECM, has agreements to provide administrative services and manage the investment portfolio for GECC and other investment products.  Under these agreements, GECM receives administrative fees, management fees based on the managed assets (other than cash and cash equivalents) and incentive fees based on the performance of those assets.  See Note 3 – Revenue for additional discussions of the fee arrangements.

The Company’s wholly-owned subsidiary, GEO GP serves as the general partner of Great Elm Opportunities Fund I, LP (GEOF), a Delaware multi-series limited partnership.  GECM serves as the investment manager of GEOF.  As the general partner, GEO GP provides administrative services and oversees GECM’s management of the investment portfolio of GEOF.  The Company’s wholly-owned subsidiary, GECM, serves as the managing member of Great Elm SPAC Opportunity Fund, LLC (GESOF), a Delaware limited liability company, and provides administrative services and manages the investment portfolio of GESOF.

The Company has determined that GEOF, each series of GEOF, and GESOF are VIEs and that the criteria for consolidation are met for one series of GEOF.  This series was launched in December 2020 and began liquidation in February 2021 when the net assets of the series, which included of an interest in GESOF, were distributed to such series’ sole limited partner, the Company.  The Company has determined that the criteria for consolidation are met for GESOF, which was launched in February 2021.  The operations of each of these consolidated funds (the Consolidated Funds) are included in our consolidated financial statements.  See Note 2 – Summary of Significant Accounting Policies for additional details.

The Company has retained the specialized investment company accounting guidance under US GAAP with respect to the Consolidated Funds.  As such, investments of the Consolidated Funds are included in the condensed consolidated balance sheets at fair value and the net unrealized gain (loss) on those investments is included as a component of other income on the condensed consolidated income statement.  Non-controlling interests in these Consolidated Funds are included in net loss attributable to non-controlling interest.  As of June 30, 2021 no single issuer or investment of the Consolidated Funds had a fair value greater than 5% of the Company’s total consolidated assets.

Additionally, the Company receives dividends from its investment in GECC and earns unrealized profits and losses based on the mark-to-market performance of its investment in GECC.  See Note 8 – Fair Value Measurements.

The following tables summarize activity and outstanding balances between the managed investment products and the Company.

	For the years ended June 30,
(in thousands)	2021	2020
Net unrealized gain (loss) on investments	$155	$(8,684)
Net unrealized gain on investments of consolidated funds	545	-
Dividend income	2,954	2,068

	As of As of June 30,
(in thousands)	2021	2020
Dividends receivable	$554	$170
Investment management revenues receivable	936	746
Receivable for reimbursable expenses paid	297	158

Outstanding receivables are included in related party receivables in the consolidated balance sheets.  Outstanding receivables from the Consolidated Funds are eliminated in consolidation.  As of June 30, 2021, the Company had $0.1 million in receivable for reimbursable expenses paid on behalf of the Consolidated Funds.

The Company owns approximately 23.6% of the outstanding shares (or 5,539,724 shares) of GECC, and the Company’s Chief Executive Officer is also the Chief Executive Officer of GECC and Chief Investment Officer of GECM, in addition to being a member of the Board of Directors of the Company and chairman of the board of GECC.  The Company’s President and Chief Operating Officer is also the Chief Operating Officer, Chief Compliance Officer and General Counsel of GECM and the Chief Compliance Officer of GECC.

On October 1, 2020, GECC completed a non-transferable rights offering in which the Company received 2,966,531 shares at a price of $2.95 per share for an aggregate total of $8.8 million.

GECM has a profit sharing agreement with the Company’s majority-owned subsidiary GEC GP (Profit Sharing Agreement).  Under the Profit Sharing Agreement, GECM’s profit from GECC is paid to GEC GP.  Since its inception in November 2016, GECM has operated at a cumulative loss through June 30, 2021; correspondingly, no profits were available to GEC GP under the Profit Sharing agreement.  See Note 16 – Non-Controlling Interests and Preferred Stock of Subsidiary.

MAST Capital is the beneficial owner of approximately 7.5% of the Company’s outstanding common stock as of June 30, 2021.  On March 10, 2021, the Company purchased from MAST Capital all of its previously-held shares of GP Corp., the previously-held GP Corp. Note and its previously-held board appointment rights in exchange for $2.3 million in newly issued Convertible Notes (as defined below).  See Note 13 - Borrowings for additional discussion of the GP Corp. Note and Note 14 – Convertible Notes for additional discussion of the convertible notes.

In October 2020, GECM entered into a shared personnel and reimbursement agreement with Imperial Capital Asset Management, LLC (ICAM).  Jason W. Reese, the Executive Chairman of the Company’s Board of Directors, is the Chief Executive Officer of ICAM.  Costs incurred under this agreement are included in investment management expenses in the condensed consolidated statement of operations.  For the year ended June 30, 2021, such costs were $0.4 million.

General Corporate

In conjunction with the JPM Transactions, on December 29, 2020 Forest sold Forest Preferred Stock and the Company sold common stock in Forest to JPM for cash consideration of $35.0 million and $2.7 million, respectively.  As a result of these transactions, JPM holds a non-controlling interest in Forest.  See Note 16 – Non-Controlling Interests and Preferred Stock of Subsidiaries.

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

Discontinued Operations

On June 23, 2021, the Company sold its real estate business to Monomoy FM.  Monomoy FM is a majority-owned subsidiary of Monomoy Fund, and pursuant to the purchase agreement the Company subsequently invested the proceeds of the sale in Monomoy Fund.  Monomoy Fund is managed by ICAM.  See Note 5 – Discontinued Operations.
8.	Fair Value Measurements

Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

US GAAP provides a framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.  The following are the hierarchical levels of inputs to measure fair value:

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

The assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized in the tables below:

	Fair Value as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Equity investments	$19,444	$-	$-	$19,444
Equity investments of Consolidated Funds	26,490	-	-	26,490
Total assets within the fair value hierarchy	$45,934	$-	$-	$45,934
Investments valued at net asset value				$4,600
Total assets				$50,534
Liabilities:
Participation feature of HC LLC Series A-2 Preferred Stock	$-	$-	*	*
Contingent consideration liability	-	-	271	271
Total liabilities	$-	$-	$271	$271

*  Balance eliminates in consolidation.

	Fair Value as of June 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investments	$8,705	$-	$-	$8,705
Total assets	$8,705	$-	$-	$8,705
Liabilities:
Contingent consideration liability	$-	$-	$-	$-
Total liabilities	$-	$-	$-	$-

There were no transfers between levels of the fair value hierarchy during the years ended June 30, 2021 and 2020.

The following is a reconciliation of changes in contingent consideration, a Level 3 liability:

	For the years ended June 30,
(in thousands)	2021	2020
Beginning Balance	$-	$1,135
Additions	397	-
Payments	-	-
Change in fair value	(126)	(1,135)
Ending Balance	$271	$-

The valuation techniques applied to investments held by the Company and by the Consolidated Funds vary depending on the nature of the investment.

Equity and equity-related securities

Securities traded on a national securities exchange are stated at the close price on the valuation date.  To the extent these securities are actively traded and valuation adjustments are not applied, they are classified as Level 1.

Investments in private funds

The Company values investments in private funds using net asset value (NAV) as reported by each fund’s investment manager.  The private funds calculate NAV in a manner consistent with the measurement principles of FASB Topic 946, Financial Services – Investment Companies, as of the valuation date.  Investments valued using NAV as a practical expedient are not categorized within the fair value hierarchy.

As of June 30, 2021 investments in private funds consist of our investment in the Monomoy Fund, an industrial real estate-focused fund.  Redemptions are allowed annually with 90 days’ notice subject to a one-year lockup from the date of initial investment.  There are no unfunded commitments.

Contingent consideration

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

In conjunction with the acquisition of AMPM on March 1, 2021, the Company entered into a separate contingent consideration agreement that requires the Company to pay up to $2.1 million if certain revenue thresholds of the acquired business are achieved for the 12 months ending September 1, 2022.  The Company estimated the fair value of the contingent consideration using a Monte Carlo simulation model.  The key assumptions in applying the Monte Carlo simulation model as of the acquisition date include volatility of 40.0% and a discount rate of 10.3%.  The key assumptions in applying the Monte Carlo simulation model as of June 30, 2021 include volatility of 28.6% and a discount rate of 10.3%.  The contingent consideration is included within the other liabilities in the consolidated balance sheets.

On December 29, 2020, in conjunction with the JPM Transactions, the Company issued HC LLC Series A-2 Preferred Stock to our consolidated subsidiary, Forest.  See Note 16 – Non-Controlling Interests and Preferred Stock of Subsidiaries.  An embedded derivative was identified in the instrument requiring bifurcation from the host instrument as a derivative to be carried at fair value.  The value of the derivative related to a participation feature upon the sale of the durable medical equipment business.  As of the issuance date, the fair value was determined using an option pricing model based on the transaction price.  The key assumptions used in the option pricing model include a volatility rate of 72.7% and an option term of 3 years.  Subsequent to the issuance date, the fair value of this derivative is determined at each balance sheet date using an option pricing model based on the estimated value of HC LLC.  This fair value is derived from a discounted cash flow income approach and a guideline public company market approach.  The key assumptions in applying the valuation approach as of June 30, 2021 include financial forecasts of the durable medical equipment business, a discount rate of 14.5% and a volatility rate of 50.4% (level 3 inputs in accordance with the US GAAP fair value hierarchy).  The fair value of the embedded derivative as of the issuance date and as of June 30, 2021 was $6.5 million and $5.8 million, respectively.  Since the HC LLC Series A-2 Preferred Stock are issued to Forest, a consolidated subsidiary, the instruments and their effects on our operations have been eliminated in consolidation and therefore the valuation of the participation feature is reflected as zero within the table above.  However, this valuation does impact our segment results and non-controlling interest accounts.

See Note 13 - Borrowings for additional discussion related to the fair value of notes payable.  The carrying value of all other financial assets and liabilities approximate their fair values.

9.	Fixed Assets

The Company’s fixed assets consist of its medical equipment held for rental, furniture and fixtures, and leasehold improvements used in its operations.  The following tables detail the Company’s fixed assets:

(in thousands)	June 30, 2021	June 30, 2020
Property and Equipment
Leasehold improvements	$835	$858
Vehicles	172	237
Computer equipment and software	500	298
Furniture and fixtures	422	394
Sleep study equipment	593	589
	2,522	2,376
Accumulated depreciation	(1,541)	(966)
Net carrying amount	$981	$1,410

Medical Equipment Held for Rental
Medical equipment held for rental	$14,933	$13,828
Accumulated depreciation	(7,542)	(6,345)
Net carrying amount	$7,391	$7,483

The following table reconciles depreciation expense included in the following lines of the consolidated statements of operations to total depreciation expense for each period presented.

	For the years ended June 30,
(in thousands)	2021	2020
Depreciation and amortization	$693	$645
Cost of durable medical equipment rentals	6,286	8,267
Total depreciation expense	$6,979	$8,912

10.	Goodwill and Other Intangible Assets

The Company’s investment management and durable medical equipment segments include identifiable intangible assets acquired through acquisitions in prior years.  Goodwill presented on the consolidated balance sheet consists only of the goodwill acquired as part of the acquisitions of the durable medical equipment businesses.

The changes in the carrying value of goodwill are as follows:

	For the years ended June 30,
(in thousands)	2021	2020
Beginning Balance	$50,010	$50,397
Acquisitions	648	-
Purchase accounting adjustment	(122)	(387)
Ending Balance	$50,536	$50,010

The Company’s annual impairment assessment date for goodwill is April 1.  No impairment triggering events have been identified since our prior year annual impairment analysis.  In the current year, we performed a quantitative impairment test for our annual impairment assessment.  Based on the analyses performed, the fair value of the durable medical equipment reporting unit exceeded the carrying value by 73% and no impairment was noted.  The fair value of this reporting unit was derived using a combination of present value of estimated cash flows and the valuations and prices of comparable businesses.  The discount rate used in this analysis was 15.5%.

The following tables provide additional detail related to the Company’s acquired identifiable intangible assets:

	As of June 30, 2021			As of June 30, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Durable Medical Equipment
Tradename	$9,060	$(2,511)	$6,549	$8,800	$(1,613)	$7,187
Hospital Contracts	90	(15)	75	-	-	-
Non-compete agreements	1,370	(890)	480	1,360	(573)	787
	10,520	(3,416)	7,104	10,160	(2,186)	7,974

Investment Management
Investment management agreement	3,900	(2,293)	1,607	3,900	(1,887)	2,013
Assembled workforce	526	(309)	217	526	(255)	271
	4,426	(2,602)	1,824	4,426	(2,142)	2,284

Total	$14,946	$(6,018)	$8,928	$14,586	$(4,328)	$10,258

Aggregate Amortization Expense (in thousands):
For the year ended June 30, 2021	$1,690
For the year ended June 30, 2020	1,869

Estimated Future Amortization Expense (in thousands):
For the year ending June 30, 2022	$1,571
For the year ending June 30, 2023	1,468
For the year ending June 30, 2024	1,269
For the year ending June 30, 2025	1,159
For the year ending June 30, 2026	1,097
Thereafter	2,364
Total	8,928

11.	Lessor Operating Leases

Medical Equipment Leases

Through its majority-owned subsidiary HC LLC, and the subsidiaries of HC LLC, the Company owns medical equipment which is leased to customers.  The Company’s customers consist primarily of patients through their clinical providers including medical centers, clinics and hospices and the Company has lease arrangements with these patients.  In addition, the arrangements between the Company and its customers are impacted by arrangements between the Company and Payors.  The Payors may cover a portion or all of the rental payments under the agreements between the Company and its customers.  The patient is responsible for any residual co-payments.

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

12.	Lessee Operating Leases

All of the Company’s leases are operating leases.  Certain of the leases have both lease and non-lease components.  The Company has elected to account for the lease component and the non-lease components as a single combined lease component for all classes of underlying assets.  The following table provides additional details of the leases presented in the balance sheets:

(in thousands)	June 30, 2021	June 30, 2020
Facilities
Right of use assets	$5,121	$5,265

Current portion of lease liabilities	1,864	1,560
Lease liabilities, net of current portion	3,532	3,990
Total liabilities	$5,396	$5,550

Weighted-average remaining life	3.3 years	3.9 years
Weighted-average discount rate	11.0%	11.7%

Vehicles
Right of use assets	$87	$61

Current portion of lease liabilities	29	20
Lease liabilities, net of current portion	58	41
Total liabilities	$87	$61

Weighted-average remaining life	3.9 years	2.8 years
Weighted-average discount rate	9.8%	12.3%

Equipment
Right of use assets	$33	$66

Current portion of lease liabilities	27	37
Lease liabilities, net of current portion	6	29
Total liabilities	$33	$66

Weighted-average remaining life	1.0 years	2 years
Weighted-average discount rate	12.5%	12.5%

As of June 30, 2021, the Company had total right of use assets of $5.2 million and lease liabilities of $5.5 million (consisting of $1.9 million in current portion of lease liabilities and $3.6 million in lease liabilities, net of current portion) on the consolidated balance sheet related to the leases discussed herein.  As of June 30, 2020, the Company had total right of use assets of $5.4 million and lease liabilities of $5.7 million (consisting of $1.6 million in current portion of lease liabilities and $4.1 million in lease liabilities, net of current portion) on the consolidated balance sheet related to the leases discussed herein.  The discount rate for each lease is based on the collateralized borrowing rate at the inception of the lease.

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

	For the years ended June 30,
(in thousands)	2021	2020
Facilities
Operating lease cost	$2,469	$2,097
Cash paid for operating leases	1,973	2,071

Vehicles
Operating lease cost	$50	$27
Cash paid for operating leases	50	27

Equipment
Operating lease cost	$61	$45
Cash paid for operating leases	61	45

The following table summarizes the Company’s undiscounted cash payment obligations for its operating leases:

(in thousands)
For the year ending June 30, 2022	2,468
For the year ending June 30, 2023	1,774
For the year ending June 30, 2024	1,296
For the year ending June 30, 2025	766
For the year ending June 30, 2026	499
Thereafter	106
Total lease payments	$6,909
Imputed interest	(1,393)
Total lease liabilities	$5,516

Durable Medical Equipment

The facility leases include offices, retail and warehouse space and sleep labs.  The facility leases have original or amended terms ranging from 12 to 96 months, some of which include an additional option to extend the lease for up to 120 months.  Certain of these leases have variable rental payments tied to a consumer price index or include additional rental payments for maintenance costs, taxes and insurance, which are accounted for as variable rent.

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

Investment Management and General Corporate

The Company entered into a lease for office space located in Waltham, MA.  This office space is allocated between the investment management and general corporate segments.  On the commencement date of the lease, the non-cancellable term was for eighty-eight months from the occupancy date of June 1, 2017 and contains an option to extend for an additional sixty-month period.

The lease payments commenced on October 1, 2017, four months after the Company began to occupy the space.  On an annual basis, the lease payments increase at an average rate of approximately 2.4% from $28 to $32 thousand per month.
13.	Borrowings

Related party borrowings of the Company’s subsidiaries are summarized in the following table:

		As of June 30,
(in thousands)	Subsidiaries	2021	2020
Corbel Facility	HC LLC and subsidiaries	$-	$25,106
GP Corp. Note	GEC GP	*	3,072
Total principal		$-	$28,178
Unamortized debt issuance cost		-	(275)
Total long-term related party notes payable		-	27,903
Less current portion of related party notes payable		-	(5,207)
Related party notes payable, net of current portion		$-	$22,696

*Balance eliminates in consolidation.

The Company’s subsidiaries’ other outstanding borrowings are summarized in the following table:

		As of June 30,
(in thousands)	Subsidiaries	2021	2020
DME Revolver	HC LLC and subsidiaries	$-	$3,900
Equipment Financing	HC LLC and subsidiaries	2,041	2,230
Total principal		$2,041	$6,130
Unamortized debt discounts and issuance costs		-	(5)
Total other outstanding borrowings		2,041	6,125
Less current portion of other outstanding borrowings		(1,974)	(5,929)
Other outstanding borrowings, net of current portion		$67	$196

The Company incurred interest expense of $3.2 million and $3.8 million for the years ended 2021 and 2020, respectively.

The Company’s aggregate future required principal debt repayments are summarized in the following table:

(in thousands)	Principal Due
For the year ending June 30, 2022	$1,974
For the year ending June 30, 2023	67
Total	$2,041

Additional details of each borrowing by operating segment are discussed below.

Durable Medical Equipment

In connection with the acquisition of DME Inc., the Company assumed a secured note (Corbel Facility) with a principal balance of $8.5 million, which was amended and increased to $25 million concurrent with the closing of the acquisition described in Note 6 – Acquisitions.  In addition, the Company assumed and expanded a revolving line of credit agreement with Pacific Mercantile Bank (DME Revolver) with a principal balance of $0.8 million, which was amended and increased to $6.3 million at the date of acquisition.

The Corbel Facility was repaid on December 29, 2020.  The repayment included deferred structuring fees of $0.6 million, prepayment premiums and settlement fees of $1.0 million, and lender legal fees of $0.1 million.  In addition, upon repayment, the Company wrote off the remaining unamortized debt issuance costs of $0.2 million, resulting in an aggregate $1.9 million loss on extinguishment of debt.

The Corbel Facility was held by Corbel, a related party, which also holds a non-controlling interest in DME Inc. and HC LLC Series A-1 Preferred Stock.  See Note 7 – Related Party Transactions and Note 16 – Non-Controlling Interests and Preferred Stock of Subsidiary.

Principal payments and interest expense incurred on the Corbel Facility are summarized in the following table:

	For the years ended June 30,
(in thousands)	2021	2020
Principal payments	$25,106	$2,477
Interest expense	1,296	3,226

There were no borrowings outstanding under the DME Revolver at June 30, 2021.  The DME Revolver allows for borrowings up to $10 million, subject to a fixed percentage of qualifying accounts receivables and inventories related to the durable medical equipment business operations.  Borrowings under the line of credit are due on November 29, 2022 and accrue interest at a variable rate of the prime rate plus 0.40% per annum.  At June 30, 2021 the interest rate was 3.7%.  Interest is payable monthly in arrears.  The Company has the option to prepay the borrowings without any penalty.

The borrowings under the DME Revolver are collateralized by the assets of the durable medical equipment business and the Company is required to meet certain financial covenants.

The DME Revolver includes covenants that restrict HC LLC’s and its subsidiaries’ business operations to its current business, limit additional indebtedness, liens, asset dispositions and investments, require compliance and maintenance of licenses and government approvals and other customary conditions.  Events of default include the failure to pay amounts when due, bankruptcy, or violation of covenants, including a change in control of HC LLC.  HC LLC must also comply with a fixed-charge coverage and leverage ratio financial covenants, which are based in part on the HC LLC EBITDA levels.  The Company was in compliance with all material covenants and restrictions at June 30, 2021.

Beginning in April 2019, HC LLC’s operating subsidiaries also utilize equipment financing debt to fund certain inventory and equipment purchases from suppliers.  These equipment financing debt agreements are entered into with 3rd party banks and are generally payable in equal installments over terms of one to three years, depending on the nature of the underlying purchases being financed.  The debt is secured by the inventory and equipment, as applicable, of the operating subsidiaries entering into the agreements, and the long-term agreements have implicit interest rates between 7 – 8%.  The Company financed $3.6 million and $3.6 million in inventory and equipment through such financing agreements during the years ended June 30, 2021 and June 30, 2020, respectively.

Investment Management

As part of the entry into the investment management business, the Company acquired certain assets from MAST Capital and in consideration for those assets, GP Corp. issued a senior secured note payable (the GP Corp. Note).  The GP Corp. Note matures in November 2026, accrues interest at a variable rate of three-month LIBOR plus 3.0% per annum and is secured by a profit sharing agreement related to GECM’s management of GECC.  On March 10, 2021, GEG purchased the GP Corp. Note as well as non-controlling interests in GP Corp. and certain board appointment rights from MAST Capital.  In exchange, GEG issued $2.3 million of Convertible Notes.  As MAST Capital is a related party, no gain was recorded on the transaction.  The difference in carrying value between the instruments purchased (including the GP Corp. Note and MAST Capital’s non-controlling interests) and that of the newly issued convertible notes was treated as a capital contribution and recorded to additional paid in capital in the amount of $0.6 million.

Payments and interest expense incurred on the GP Corp. Note are summarized in the following table:

	For the years ended June 30,
(in thousands)	2021(1)	2020
Principal payments	$-	$76
Interest expense	73	167

(1)  Principal and interest amounts incurred after GEG’s purchase of the GP Corp. note are not reported in this table, as they eliminate in consolidation.

14.  Convertible Notes

On February 26, 2020, the Company issued Convertible Notes at par with an aggregate principal balance of $30 million due February 26, 2030 (the Convertible Notes).  In addition, on March 10, 2021, the Company issued additional Convertible Notes to MAST Capital in an aggregate principal amount of $2.3 million.  As of June 30, 2021, the total principal balance of Convertible Notes outstanding was $34.3 million, including cumulative interest paid-in-kind.  The Convertible Notes are held by a consortium of investors, including $ 16.2 million issued to certain related parties.  Such Convertible Notes issued to related parties include:

▪

$6.4 million issued to entities associated with Matthew A. Drapkin, including funds managed by Northern Right Capital Management, L.P. (Northern Right), a significant shareholder.  Mr. Drapkin, a member of the Company’s Board of Directors, is the Chief Executive Officer of Northern Right.

▪	$6.8 million issued to entities associated with Jason W. Reese, including funds managed by ICAM, a significant shareholder.
▪	$0.7 million issued to entities associated with Eric J. Scheyer, a member of the Company’s Board of Directors.
▪	$2.3 million issued to MAST Capital, owner of 7.5% of our outstanding company stock.

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

The embedded conversion feature in the Convertible Notes qualifies for the scope exception to derivative accounting in ASC Topic 815, Derivatives and Hedging, for certain contracts involving a reporting entity’s own equity.  However, due to a Company option to settle any conversion request by holders prior to July 1, 2020 in either cash or in shares, the conversion option is bifurcated and recorded to additional paid-in-capital within equity, creating a debt discount.  In valuing the conversion option, we estimated that the yield on an identical non-convertible instrument would be 12.5%, and the expected term of the Convertible Notes would be equal to their contractual term of 10 years, resulting in a debt discount of $12.6 million.  In determining the effective yield, we considered the effective yield of the Company’s existing debt agreements as well as those of market comparables based on our credit rating analysis.  The Company incurred $1.2 million in issuance costs, which were allocated ratably between the debt and equity portions of the instrument.  Both the debt discount and debt issuance costs are being amortized over the 10-year Convertible Notes term and are netted with the principal balance within convertible debt on our condensed consolidated balance sheet.

The Company incurred interest expense of $2.4 million and $0.8 million related to the Convertible Notes for the years ended June 30, 2021 and 2020, respectively, inclusive of non-cash interest related to amortization of discount.  Interest payments were paid-in-kind by issuing $1.6 million and $0.5 million of additional Convertible Notes to holders for the years ended June 30, 2021 and 2020, respectively.
	As of June 30,
(in thousands)	2021	2020
Convertible Notes principal	$34,346	$30,521
Unamortized debt discounts and issuance costs	(12,292)	(13,077)
Total Convertible Notes	22,054	17,444

15. CARES Act

On March 27, 2020, the President of the United States passed into law the Coronavirus Aid, Relief, and Economic Security Act (CARES Act).  Section 1102 of the CARES Act, the Paycheck Protection Program Loan (PPP Loan) provided additional funding for small businesses, as defined by the Small Business Act, to keep workers employed during through the COVID-19 crisis.  In April 2020, our 80.1% owned subsidiary Great Elm DME, Inc. applied for and received $3.6 million in PPP Loans.  Proceeds can only be used for specified covered purposes including payroll, rent and utilities in accordance with the CARES Act.  Between funding and June 30, 2020, the Company spent these proceeds on covered purposes and has recognized the proceeds as a reduction to operating expenses.  During the year ended June 30, 2021, the Company submitted a forgiveness application to the lender seeking full forgiveness of the PPP Loan, which was approved by the U.S. Small Business Administration.

Additionally, pursuant to the CARES Act, Congress appropriated $100 billion in relief funds for hospitals and healthcare providers through grants administered by the U.S. Department of Health and Human Services (HHS).  Qualified providers of healthcare, services and support may receive HHS grants for healthcare-related expenses or lost revenue due to the COVID-19 pandemic.  Retention and use of the HHS grants are subject to certain terms and conditions including that such grant funds may only be used to prevent, prepare for, and respond to COVID-19 and such grant funds will reimburse only healthcare-related expenses or lost revenues that are attributable to the COVID-19 pandemic.  If these terms and conditions are met, HHS grants do not need to be repaid.  In April 2020, subsidiaries of Great Elm DME Inc. received $1.4 million in HHS grants to continue providing health care treatment to patients during the COVID-19 pandemic.  Between the date of funding and June 30, 2020, the Company used these funds as authorized by the HHS grant and has recognized the proceeds as a reduction to operating expenses.  We will continue to monitor our compliance with the terms and conditions of the HHS grant and any additional requirements if and when they become applicable.

We have accounted for such proceeds as in-substance government grants by analogizing to International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance.

On December 27, 2020, the Taxpayer Certainty and Disaster Tax Relief Act of 2020 expanded certain benefits made available under the CARES Act, including modifying and extending the Employee Retention Credit (ERC).  As modified, the ERC provides eligible employers with less than 500 employees a refundable tax credit against the employer’s share of social security taxes.  The ERC is equal to 70% of qualified wages paid to employees during calendar 2021 for a maximum credit per employee of $7,000 per employee for each calendar quarter through June 30, 2021.  During the year ended June 30, 2021, the Company claimed ERCs of $5.0 million, consisting of $4.8 million recognized as a reduction to operating expenses and $0.2 million acquired in purchase accounting.  Such claimed ERCs not settled prior to year end in the amount of $2.8 million are expected to be settled shortly thereafter and are disclosed within prepaid and other current assets on our consolidated balance sheet.
16.	Non-Controlling Interests and Preferred Stock of Subsidiary

Holders of non-controlling interests (NCI) or preferred stock in a subsidiary of the Company hold certain rights, which result in the classification of the securities as either liability, temporary equity or permanent equity.  The following table summarizes the non-controlling interest balances on the consolidated balance sheets:

	As of June 30,
(in thousands)	2021	2020
DME Inc.
Temporary equity	-	3,890
Permanent equity	-	3,890
Total DME Inc.	-	7,780
HC LLC
Temporary equity	2,639	-
Permanent equity	2,639	-
Total HC LLC	5,278	-
GP Corp.
Permanent equity	(79)	(782)
GEC GP
Permanent equity	-	-
Consolidated Funds
Permanent equity	4,228	-
Forest
Permanent equity	2,761	-
FM Holdings
Permanent equity	-	778
Total	$12,188	$7,776

The following table summarizes the net income (loss) attributable to the non-controlling interests on the consolidated statements of operations:

	For the years ended June 30,
(in thousands)	2021	2020
DME Inc.
Temporary equity	(263)	(22)
Permanent equity	(263)	(22)
Total DME Inc.	(526)	(44)
HC LLC
Temporary equity	-	-
Permanent equity	-	-
Total HC LLC	-	-
GP Corp.
Permanent equity	(87)	(156)
GEC GP
Permanent equity	(1)	-
Consolidated Funds
Permanent equity	(96)	-
Forest
Permanent equity	62	-
FM Holdings
Permanent equity	53	48
Total	$(595)	$(152)

HC LLC and DME Inc. – Non-controlling interest classified as temporary equity

In connection with the acquisition of the acquired businesses on September 7, 2018, the Company issued a 9.95% common stock equity ownership in DME Inc.  The holder of the interest has a board observer rights for the DME Inc. board of directors, but no voting rights.  DME Inc. has the right of first offer if the holder desires to sell the security and in the event of a sale of DME Inc., the holder must sell their securities (drag along rights) and has the right to participate in sales of DME Inc. securities (tag along rights).  In addition, upon the seventh anniversary of issuance date, if (i) the holder owns at least 50% of the common shares issued to it at the closing of the transaction, (ii) an initial public offering of DME Inc. has not commenced and (iii) the holder has not had an earlier opportunity to sell its shares at their fair market value, the holder has the right to request a marketing process for a sale of DME Inc. and has the right to put its common shares to DME Inc. at the price for such shares implied by such marketing process.  The Company also has the right to call the holder’s common shares at such price.  The holder of the non-controlling interest is entitled to participate in earnings of DME Inc. and is not required to fund losses.  As the redemption is contingent upon future events outside of the Company’s control which are not probable, the Company has classified the non-controlling interest as temporary equity and its fair value on the date of issuance, adjusted for any earnings in DME Inc.

As a result of the reorganization discussed in Note 4 – Reorganization and Financing Transactions the non-controlling interests in DME Inc. became non-controlling interests in HC LLC on May 31, 2021.

The holder of this non-controlling interest, Corbel, is also the holder of the Series A-1 Preferred Stock and previously was the holder of the Corbel Facility.  See Note 7 – Related Party Transactions and Note 13 – Borrowings.

HC LLC and DME Inc. – Non-controlling interest classified as permanent equity

In connection with the acquisition of the acquired businesses on September 7, 2018, the Company issued one of the former owners, a 9.95% common stock equity ownership in DME Inc.  The rights are consistent with the non-controlling interest classified as temporary equity, other than the holder does not have a contingent put right.  Accordingly, Company has classified the non-controlling interest as permanent equity at its fair value on the date of issuance, adjusted for any earnings in DME Inc.

As a result of the reorganization discussed in Note 4 – Reorganization and Financing Transactions the non-controlling interests in DME Inc. became non-controlling interests in HC LLC on May 31, 2021.

GP Corp. – Non-controlling interest classified as permanent equity

In connection with the acquisition of the investment management business in November 2016, the Company issued certain affiliates and employees of the Company a 19.9% interest in GP Corp.  During the year ended June 30, 2021, the Company repurchased 18.1% of such interests, leaving a 1.8% non-controlling interest in GP Corp. as of June 29, 2021.  Great Elm Group, Inc’s 98.2% interest in GP Corp was then exchanged for a direct interest in GP Corp’s wholly-owned GEC GP.  Following the consummation of the reorganization on June 29, 2021, the Company no longer has an interest in GP Corp.

GEC GP – Non-controlling interest classified as permanent equity

As described above, on June 29, 2021 Great Elm Group, Inc. exchanged their 98.2% interests in GP Corp for an identical 98.2% direct interest in GP Corp’s wholly-owned subsidiary GEC GP.  GEC GP owns the rights to the Profit Sharing Agreement with GECM as well as an intercompany obligation under the GP Corp. Note.

The holder of the non-controlling interest is an employee of GECM and is entitled to participate in the cumulative earnings generated by the IMA.

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

The holder of this non-controlling interest, JPM, is also the holder of Forest Preferred Stock discussed below.  See Note 7 – Related Party Transactions.

Consolidated Funds – Non-controlling interest classified as permanent equity

As of June 30, 2021, GEG held 71.3% of the capital in GESOF.  The remaining capital in GESOF is recorded as a non-controlling interest.  These non-controlling interests of GESOF include affiliated individuals and entities.

FM Holdings – Non-controlling interest classified as permanent equity

In connection with the acquisition of the real estate business in March 2018, the Company issued the former owner a 19.9% interest in FM Holdings.  The real estate business was sold in June 2021.  See Note 5 – Discontinued Operations.

Redeemable Preferred Stock of Subsidiaries

The following table summarizes the preferred stock activity for the year ended June 30, 2021:

	Balance, as of June 30, 2020	Issuance of Preferred Stock	Redemption of Preferred Stock	Balance, as of June 30, 2021
HC LLC
Series A-1 Preferred Stock	-	10,090	-	10,090
Series A-2 Preferred Stock	-	34,010	-	34,010
Total HC LLC	-	44,100	-	44,100
Forest
Forest Preferred Stock	-	35,010	-	35,010
Total	-	79,110	-	79,110

There was no preferred stock activity during the year ended June 30, 2020.

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

The holders of the Series A-1 Preferred Stock include our majority-owned consolidated subsidiary Forest (8,082 shares), as well as Corbel and VHG (each 1,004 shares), who are also the holders of non-controlling interests in DME Inc. discussed above.  See Note 7 – Related Party Transactions.  Such shares of Series A-1 Preferred Stock issued to consolidated subsidiaries and their effects on our operations have been eliminated in consolidation.

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

The holder of the Forest Preferred Stock is JPM, who is also the holder of the non-controlling interests in Forest discussed above.  See Note 7 – Related Party Transactions.
17.	Stockholders' Equity

Tax Benefits Preservation Agreement

On January 28, 2018, the Board of Directors of the Company adopted a Tax Benefits Preservation Agreement, between the Company and Computershare Trust Company, N.A., as Rights Agent (the Rights Plan) to replace the Company’s existing Tax Benefits Preservation Agreement, which expired on January 29, 2018, (the Expired Agreement).  The Rights Plan is substantially the same as the Expired Agreement.  In October 2017, the original Rights Plan was approved by the Company’s stockholders.

The Rights Plan is designed to reduce the possibility that certain changes in ownership could result in limitations on the use of the tax attributes, by restricting the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of 4.99% or more of the Company’s common stock and the ability of persons or entities now owning 5% or more of the outstanding common shares from acquiring additional common shares.

Pursuant to the terms of the Rights Plan, the Company’s Board of Directors declared a dividend distribution of one Preferred Stock Purchase Right (a Tax Right) for each outstanding share of common stock, par value $0.001 per share of the Company (the Common Stock), to stockholders of record as of the close of business on January 29, 2018 (the Record Date).  In addition, one Tax Right will automatically attach to each share of Common Stock issued between the Record Date and the Distribution Date (as defined in the Rights Plan).  Each Tax Right entitles the registered holder thereof to purchase from the Company a unit consisting of one ten-thousandth of a share (a Unit) of Series A Junior Participating Cumulative Preferred Stock, par value $0.001 per share, of the Company at a cash exercise price of $15.00 per Unit (the Exercise Price), subject to adjustment, under the conditions specified in the Rights Plan.

The Tax Rights are not exercisable until the Distribution Date and will expire at the earlier of (a) January 29, 2028; (b) the time when the Tax Rights are redeemed as provided therein; (c) the time when the Rights are exchanged as provided therein; (d) the repeal of Section 382 of the Code if the Independent Directors (as defined in the Rights Plan) determine that the Rights Plan is no longer necessary for the preservation of Tax Benefits (as defined in the Rights Planet); (e) the beginning of the taxable year of the Company to which the Company’s Board of Directors determines that no Tax Benefits may be carried forward, unless previously redeemed or exchanged by the Company.

Stock Plans

In November 2013, the Company’s stockholders approved the Amended and Restated 1999 Directors’ Equity Compensation Plan (the Directors’ Plan).  Options and awards granted to new or existing Outside Directors (as defined in the Directors’ Plan) under the Directors’ Plan vest ratably over a period of one to three years.  The Directors’ Plan also provides for the acceleration of options upon the dismissal of an Outside Director from the Board of Directors of the Company upon or within 24 months following a change in control of the Company.  The exercise price of options granted under the Directors’ Plan is equal to the fair market value of the Company’s common stock on the date of grant.  Under the Directors’ Plan, stock option grants have a term of ten years.  As of June 30, 2021, the Company had a total of 2,000 shares outstanding under the Directors’ Plan.

In November 2013, the Company’s stockholders approved the Amended and Restated 2006 Stock Incentive Plan (the 2006 Plan) to provide incentive stock options, non-statutory stock options, restricted stock purchase rights and stock appreciation rights to employees and consultants of the Company and its affiliates.  The plan also provides restricted stock bonus, phantom stock units, restricted stock units, performance shares bonus and performance share units.  Each share of Company common stock issued pursuant to a stock award issued under this Plan shall reduce the Share Reserve by one share; provided, however that for each Full-Value Stock Award, the share reserve shall be reduced by one and one-half shares.  The exercise price of options granted under the 2006 Plan approximates the fair market value of the Company’s common stock on the date of grant.  Options issued under the 2006 Plan generally expire ten years from the date of grant.  Vesting periods are determined by the plan administrator and generally provide for shares to vest ratably over a period of three to four years, with options for new employees generally including a one-year cliff period.  As of June 30, 2021, the Company had a total of 214,685 shares outstanding under the 2006 Stock Plan.

In June 2016, the Company’s stockholders approved the Great Elm Group, Inc. 2016 Long-Term Incentive Plan (the 2016 Long-Term Incentive Plan) and the Great Elm Group, Inc. 2016 Employee Stock Purchase Plan (the 2016 Employee Stock Purchase Plan).  In October 2018, the Company’s stockholders approved amendments to the 2016 Long-Term Incentive Plan.  As of June 30, 2021, the Company had a total of 3,180,603 shares outstanding under the 2016 Long-Term Incentive Plan and no shares were outstanding under the 2016 Employee Stock Purchase Plan.

The following table summarizes the number of common shares available for future issuance under the plans discussed above as of June 30, 2021:

Shares of Common Stock Available for Future Issuance
Directors' Plan	24,166
2006 Plan	-
2016 Long-Term Incentive Plan	426,288
2016 Employee Stock Purchase Plan	944,000
Total	1,394,454

Non-Employee Director Deferred Compensation Plan

In December 2020, the Company established the Great Elm Group, Inc. Non-Employee Directors Deferred Compensation Plan allowing non-employee directors to defer their cash and/or equity compensation under a non-revokable election for each calendar year.  Such compensation is deferred until the earlier of 3 years from the original grant date of such compensation, termination of service or death, and is payable in common stock shares.  As of June 30, 2021, there were 29,875 RSUs that had vested but were deferred under the plan.

Restricted Stock Awards (Performance Shares) and Restricted Stock Units

During the year ended June 30, 2021, there were no awards or forfeitures of restricted stock awards included in the below table and 732,909 remain outstanding as of June 30, 2021.  Restricted stock awards granted have both performance and service requirements in connection with the formation of the investment management business.  The vesting of these awards is subject to a five-year service requirement and an investment management cumulative revenue collection target of $40 million for the five-year period ended November 3, 2021.  To the extent this target is not achieved in full, awards will vest ratably based on the percentage of the target achieved.  Additionally, in September 2017, the Company modified the restricted stock awards to include a provision for changes in control.  This modification did not result in the recognition of additional compensation cost.

In order to recognize compensation expense over the vesting period, the Company estimates the probability of the performance target being met on an on-going basis.  As of June 30, 2021, the Company estimates that approximately 248,529 of the restricted stock awards are probable of vesting under the performance condition.  The Company accounts for forfeitures of the restricted stock awards in the period incurred.  There were no forfeitures during the year ended June 30, 2021.

Restricted stock units granted are subject to service requirements.  The Company accounts for forfeitures of the restricted stock units in the period incurred.  During the year ended June 30, 2020 the Company granted 358,568 shares of restricted stock units to employees and directors and 23,104 shares were forfeited related to the resignation of certain directors.

The aggregate grant date fair value of restricted stock granted during the 2021 and 2020 fiscal years was $0.9 million and $1.0 million, respectively.  For the years ended June 30, 2021 and 2020, the total intrinsic value of restricted stock vested was $1.1 million and $0.7 million, respectively.

The activity of the Company’s restricted stock awards and units for the year ended June 30, 2021 was as follows:

Restricted Stock Awards and Restricted Stock Units	Restricted Stock (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2020	941	$3.71
Granted	352	2.60
Vested	(389)	2.60
Forfeited	-	-
Outstanding at June 30, 2021	904	$3.76

Stock Options

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model and assumptions noted in the following table.  The Company estimates the expected term for new grants based upon actual historical experience.  The Company’s expected volatility for the expected term of the option is based upon the historical volatility experienced in the Company’s stock price.  The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The Company determines the fair value of non-vested shares based on the Nasdaq closing stock price on the date of grant.

The ranges of assumptions used to value options granted were as follows:

For the years ended June 30,
	2021	2020
Expected volatility	63.8% - 66.5%	49.9% - 58.2%
Expected dividends	-	-
Expected term (years)	3.25 - 3.25	4.00 - 6.35
Risk-free rate	0.23% - 0.40%	1.54% - 1.90%

The option activity for the year ended June 30, 2021 was as follows:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2020	2,475	$3.69	5.51	$-
Options granted	18	3.51
Exercised	-	-
Forfeited, cancelled or expired	-	-
Outstanding at June 30, 2021	2,493	$3.69	4.51	$-
Exercisable at June 30, 2021	1,972	$3.65	4.19	$-
Vested and expected to vest as of June 30, 2021	2,493	$3.69	4.51	$-

The weighted average grant date fair value of options, per share, granted during the 2021 and 2020 fiscal years was $1.14 and $1.52, respectively.  No options were exercised during the year ended June 30, 2021.  During the year ended June 30, 2020, the total intrinsic value of options exercised was approximately $0.0 million.

Stock-based compensation expense totaled $1.8 million and $0.5 million for the years ended June 30, 2021 and 2020, respectively.

As of June 30, 2021 and 2020, the Company had unrecognized compensation cost related to all unvested share awards and options totaling $1.4 million and $2.2 million, respectively, expected to be recognized as the awards and options vest over the next 0.8 years.
18.	Income Taxes

The Company had loss from continuing operations before provision for income taxes of $7.5 million and $13.3 million for the years ended 2021 and 2020, respectively.  There was no foreign activity during these years.

The provision for income taxes includes the following:

	For the years ended June 30,
(in thousands)	2021	2020
Current	$1,608	$8
Deferred	$205	$36
Total	$1,813	$44

The Company recognized an income tax expense from continuing operations of $1.8 million and $0.04 million for the year ended June 30, 2021 and 2020, respectively.  This expense consists solely of state and local income taxes.  No federal income taxes were incurred for the year ended June 30, 2021 and 2020.

The Company recognized an income tax benefit with respect to discontinued operations of $0.1 million during the year ended June 30, 2021 related to intraperiod allocations. No intraperiod allocations were made in 2020.

The following table reconciles the expected corporate federal income tax, computed by multiplying the Company's loss before income taxes by the statutory tax rate of 21% to the total tax expense.
	For the years ended June 30,
(in thousands)	2021	2020
Federal tax benefit at statutory rate	$(1,578)	$(2,747)
State taxes net of federal impact	(358)	(459)
Permanent adjustments	32	33
Change in valuation allowance	(95,038)	(33,929)
Provision to return true-up	(61)	182
Deferred remeasurement	(196)	-
Net operating loss and credit expirations	99,071	36,724
Stock compensation adjustment	(53)	156
Other	(6)	84
Total tax expense	$1,813	$44

The tax effect of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are as follows:

	As of June 30,
(in thousands)	2021	2020
Deferred Tax Assets:
Net operating loss carryforwards	$217,216	$322,602
Accruals and allowances not deductible for tax purposes	1,411	2,990
Stock based compensation	621	594
Unrealized loss on investment	5,326	5,422
Lease liability	1,436	1,430
Deferred Gain	11,482	-
Interest expense carryforward	-	1,111
Total deferred tax assets, gross	$237,492	$334,149
Less: valuation allowance	$(231,777)	$(325,943)
Total deferred tax assets, net	$5,715	$8,206
Deferred Tax Liabilities:
Right to use asset	$(1,348)	$(1,372)
Acquired intangibles	(207)	(1,879)
Convertible debt discount	(2,990)	(3,123)
Lease receivable	-	(385)
Goodwill	(1,696)	(1,055)
Acquired indefinite lived assets	-	(713)
Total deferred tax liabilities	$(6,241)	$(8,527)

Total deferred tax liabilities, net (indefinite-lived assets)	$(526)	$(321)

In light of the Company's history of cumulative operating losses, the Company recorded a valuation allowance for all of its federal and state deferred tax assets, as it is presently unable to conclude that it is more likely than not that the federal and state deferred tax assets in excess of deferred tax liabilities will be realized.  The decrease of $94.2 million in the overall valuation allowance relates primarily to the expiration of federal tax attributes.  The state deferred amounts reflected in the above table were calculated using the enacted tax rates.  The Company will establish the related federal deferred tax liability for the benefit of the state deduction in conjunction with its analysis of the realizability of its state deferred tax assets.  The Company has a net deferred tax liability due to indefinite-lived goodwill that is not amortizable for US GAAP purposes.

As of June 30, 2021, the Company has net operating loss (NOL) carryforwards for federal and state income tax purposes of approximately $952 million and $198 million, respectively.  The federal NOL carryforwards generated prior to fiscal year 2018 will expire from 2022 through 2037.  The federal NOL carryforwards generated in fiscal year 2018 or later may be carried forward indefinitely.  The California NOL carryforwards of $185 million will expire from 2029 through 2037.  The Massachusetts NOL carryforwards of $13 million will expire from 2031 to 2038.

The following table reflects federal NOL carryforwards that will expire beginning in the fiscal year ended June 30, 2022 (in thousands):

Fiscal Year of Expiration	Federal NOL carryforwards
2022	$143,137
2023	131,077
2024	60,132
2025	117,277
2026 through 2037	486,542
Indefinite	13,436
Total	$951,601

Under Code Section 382, the utilization of a corporation's NOL carryforwards is limited following a change in ownership (as defined by the Code) of greater than 50% within a rolling three-year period.  If it is determined that prior equity transactions limit the Company's NOL carryforwards, the annual limitation will be determined by multiplying the market value of the Company on the date of the ownership change by the federal long-term tax-exempt rate.  Any amount exceeding the annual limitation may be carried forward to future years for the balance of the NOL carryforward period.

During the 2021 and 2020 fiscal years, the total amount of gross unrecognized tax benefit activity was as follows (in thousands):

Balance as of June 30, 2019	$50,454
Addition for tax positions of prior years	-
Reductions for tax positions of prior years	(94)
Lapse of statute of limitations	(5,980)
Balance as of June 30, 2020	44,380
Addition for tax positions of prior years	-
Reductions for tax positions of prior years	(93)
Lapse of statute of limitations	(8,268)
Balance as of June 30, 2021	$36,019

During the years ended June 30, 2021, and 2020, the Company’s unrecognized tax benefits decreased by $8.4 and $6.1 million respectively due to the expiration of the Company’s historical research and development credits for which an unrecognized tax benefit had been established.

As of June 30, 2021 and 2020, the Company had approximately $36.0 million and $44.4 million, respectively, of unrecognized tax benefits.  The unrecognized tax benefits, if recognized, would impact the effective tax rate by a corresponding amount without considering the impact of the valuation allowance.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits in tax expense on the Company’s consolidated statements of operations.  As of June 30, 2021 and 2020, no amount is accrued for interest associated with tax liabilities.

Although timing of the resolution and/or closure on the Company's unrecognized tax benefits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

The Company files U.S. federal and U.S. state tax returns.  Because of NOL carryforwards, substantially all of the Company's tax years, from the 1995 through 2021 fiscal years, remain open to IRS examinations with the exception of the 2010 and 2009 fiscal years for which IRS examinations have been completed.  Substantially all of the Company’s tax years, from the 1995 through 2021 fiscal years, remain open to state tax examination.

19.	Segment Information

The Company allocates resources based on two business operating segments: durable medical equipment and investment management with general corporate representing unallocated costs and activity to arrive at consolidated operations.  Activity not allocated to the segments include, but are not limited to, certain investment and financing activities, professional fees, costs associated with being a public company, acquisition costs and costs associated with executive and corporate management departments, including compensation, benefits, rent and insurance.  All operations and assets are based in the United States.

In June 2021, the Company sold our real estate business.  Due to its classification as a discontinued operation, our historical segment information has been recast to remove real estate as a reportable segment.

The following tables summarize the results of operations by segment.

	For the year ended June 30, 2021
(in thousands)	Durable Medical Equipment	Investment Management(1)	General Corporate(1)	Intercompany Eliminations(2)	Consolidated Total
Revenue:
Total revenue	$57,643	$3,210	$579	$(579)	$60,853
Operating costs and expenses:
Cost of durable medical equipment sold and services	(16,881)	-	-	-	(16,881)
Cost of durable medical equipment rentals	(6,950)	-	-	-	(6,950)
Depreciation and amortization	(1,909)	(473)	(1)	-	(2,383)
Stock-based compensation(3)	-	(757)	(998)	-	(1,755)
Transaction costs(4)	(299)	-	(618)	-	(917)
Other selling, general and administrative	(28,969)	(2,810)	(4,504)	579	(35,704)
Total operating expenses	(55,008)	(4,040)	(6,121)	579	(64,590)
Other income (expense):
Interest expense	(3,950)	(101)	(3,923)	2,354	(5,620)
Other income (expense)	(1,174)	3,654	1,716	(2,354)	1,842
Total other income (expense), net	(5,124)	3,553	(2,207)	-	(3,778)
Total pre-tax income (loss) from continuing operations	$(2,489)	$2,723	$(7,749)	$-	$(7,515)

	For the year ended June 30, 2020
(in thousands)	Durable Medical Equipment	Investment Management(1)	General Corporate(1)	Intercompany Eliminations(2)	Consolidated Total
Revenue:
Total revenue	$55,662	$3,332	$159	$(159)	$58,994
Operating costs and expenses:
Cost of durable medical equipment sold and services	(15,055)	-	-	-	(15,055)
Cost of durable medical equipment rentals	(9,105)	-	-	-	(9,105)
Depreciation and amortization	(1,878)	(636)	(1)	-	(2,515)
Stock-based compensation(3)	-	34	(582)	-	(548)
Transaction costs(4)	-	-	(863)	-	(863)
Other selling, general and administrative	(26,080)	(2,138)	(5,020)	159	(33,079)
Total operating expenses	(52,118)	(2,740)	(6,466)	159	(61,165)
Other income (expense):
Interest expense	(3,655)	(157)	(764)	-	(4,576)
Other income (expense)	5	(6,617)	57	-	(6,555)
Total other income (expense), net	(3,650)	(6,774)	(707)	-	(11,131)
Total pre-tax income (loss) from continuing operations	$(106)	$(6,182)	$(7,014)	$-	$(13,302)

(1)

Previously reported non-operating activity including dividend income and unrealized gains/losses related to managed investments has been reclassified from General Corporate to Investment Management to conform with current segment organization.

(2)

The Company’s wholly-owned subsidiary, DME Manager, provides advisory services to HC LLC (formerly to DME, Inc) and receives consulting fees for those services. DME Manager is considered part of the general corporate operations while HC LLC is part of the durable medical equipment segment.  The corresponding expense to HC LLC and revenue to DME Manager are eliminated in consolidation.  Beginning December 29, 2020, DME Manager also provides advisory services to Forest and receives a consulting fee from Forest for those services.  Both DME Manager and Forest are part of general corporate operations, and the corresponding revenue and expense are eliminated in consolidation.  Additionally, Forest owns Series A-1 Preferred Stock and Series A-2 Preferred Stock of HC LLC.  Forest is part of general corporate operations while HC LLC is part of the durable medical equipment segment.  The corresponding interest expense to HC LLC and interest income to Forest are eliminated in consolidation.

(3)

Stock-based compensation attributable to the investment management segment is included in investment management expenses in the consolidated statements of operations. Stock-based compensation attributable to the general corporate segment is included in selling, general and administrative expense in the consolidated statements of operations.

(4)	Transaction costs, which consist of legal and other professional services, are included in selling, general and administrative expense in the consolidated statements of operations.

The following tables summarize assets by segments:

	As of June 30, 2021
(in thousands)	Durable Medical Equipment	Investment Management(1)	General Corporate(1)	Total
Fixed assets, net	$8,349	$21	$2	$8,372
Identifiable intangible assets, net	7,104	1,824	-	8,928
Goodwill	50,536	-	-	50,536
Other assets	21,150	66,907	5,976	94,033
Total	$87,139	$68,752	$5,978	$161,869

	As of June 30, 2020
(in thousands)	Durable Medical Equipment	Investment Management(1)	General Corporate(1)	Total
Fixed assets, net	$8,854	$35	$-	$8,893
Identifiable intangible assets, net	7,974	2,284	-	10,258
Goodwill	50,010	-	-	50,010
Other assets	19,055	11,359	35,640	66,054
Total	$85,893	$13,678	$35,640	$135,215
(1)	Managed investment balances have been reclassified from General Corporate to Investment Management to conform with current segment organization.
20.	Commitments and Contingencies

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

21.	Quarterly Financial Results (Unaudited)

The following table sets forth a summary of the Company’s unaudited quarterly operating results for each of the eight quarters in the period ended June 30, 2021.  The information has been derived from the Company’s unaudited consolidated financial statements that, in management’s opinion, have been prepared on a basis consistent with the accompanying consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation.

	Fiscal Year Ended June 30, 2021				Fiscal Year Ended June 30, 2020
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net revenues	$16,322	$13,845	$15,303	$15,383	$14,656	$14,960	$15,280	$14,098
Operating costs and expenses	15,893	14,942	17,223	16,532	12,520	16,690	16,265	15,690
Operating loss from continuing operations	$429	$(1,097)	$(1,920)	$(1,149)	$2,136	$(1,730)	$(985)	$(1,592)
Income (loss) from continuing operations	$(1,390)	$(2,991)	$(1,017)	$(3,930)	$4,064	$(11,985)	$(2,087)	$(3,338)
Income (loss) from discontinued operations	438	73	71	67	32	67	60	60
Net income (loss) attributable to Great Elm Group, Inc.	$(1,219)	$(2,760)	$(349)	$(3,756)	$3,572	$(11,617)	$(1,841)	$(3,089)
Basic income (loss) from continuing operations per share	$(0.06)	$(0.11)	$(0.01)	$(0.15)	$0.14	$(0.46)	$(0.07)	$(0.12)
Basic income (loss) from discontinued operations per share	0.02	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Basic income (loss) per share	$(0.04)	$(0.11)	$(0.01)	$(0.15)	$0.14	$(0.46)	$(0.07)	$(0.12)
Diluted income (loss) from continuing operations per share	$(0.06)	$(0.11)	$(0.01)	$(0.15)	$0.14	$(0.46)	$(0.07)	$(0.12)
Diluted income (loss) from discontinued operations per share	0.02	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Diluted income (loss) per share	$(0.04)	$(0.11)	$(0.01)	$(0.15)	$0.14	$(0.46)	$(0.07)	$(0.12)
Shares used in computing:
Basic income (loss) per share	25,882	25,757	25,678	25,576	25,469	25,430	25,402	25,373
Diluted income (loss) per share	25,882	25,757	25,678	25,576	25,469	25,430	25,402	25,373

22.	Subsequent Events

On August 31, 2021, through its majority-owned subsidiary, HC LLC, the Company acquired the power mobility assets of MedOne Healthcare LLC (MedOne) for cash consideration of $1.5 million plus contingent consideration of up to $1.0 million.  Prior to acquisition, MedOne was the largest independent, high service power mobility provider in Arizona.  The acquisition adds over 400 new referral sources and expands our existing power mobility business in Arizona.