Form 10-Q
period 2021-09-30
Great Elm Group, Inc.
filed 2021-11-12
CIK 1831096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 5, 2021, there were 26,873,415 shares of the registrant’s common stock outstanding.

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2021 and June 30, 2021	3
	Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2021 and 2020	4
	Unaudited Condensed Consolidated Statement of Stockholders’ Equity and Contingently Redeemable Non-Controlling Interest for the three months ended September 30, 2021	5
	Unaudited Condensed Consolidated Statement of Stockholders’ Equity and Contingently Redeemable Non-Controlling Interest for the three months ended September 30, 2020	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2021 and 2020	7
	Unaudited Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 4.	Controls and Procedures	52

PART II. OTHER INFORMATION		52

Item 1.	Legal Proceedings	52
Item 1A.	Risk Factors	52
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3.	Defaults Upon Senior Securities	53
Item 4.	Mine Safety Disclosures	53
Item 5.	Other Information	53
Item 6.	Exhibits	53

SIGNATURES		54

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
▪

the ability of GECM to profitably manage private Great Elm SPAC Opportunity Fund, LLC (GESOF), a privately-held fund with a focus on investments in special purpose acquisition companies that we manage through our investment management business;

▪	our ability to continue to develop and grow our durable medical equipment and investment management businesses;
▪	our ability to raise capital to fund our business plan;
▪	our ability to make acquisitions and manage any businesses we may acquire;
▪	conditions in the equity capital markets and debt capital markets as well as the economy generally;
▪	our ability to maintain the security of electronic and other confidential information;
▪	serious disruptions and catastrophic events, including the impact of the novel coronavirus (COVID‑19) pandemic on the global economy;
▪

competition, mostly from larger, well-financed organizations (both domestic and foreign), including operating companies, global asset managers, investment banks, commercial banks, and private equity funds;

▪	outcomes of litigation and proceedings and the availability of insurance, indemnification and other third-party coverage of any losses suffered in connection therewith;
▪	maintaining our contractual arrangements and relationships with third parties;
▪	our ability to attract, assimilate, develop and retain key personnel;
▪	compliance with laws, regulations and orders;
▪	changes in laws and regulations governing our operations; and
▪

other factors described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 under “Risk Factors” or as set forth from time to time in our Securities and Exchange Commission (SEC) filings.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Great Elm Group, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

Dollar amounts in thousands (except per share data)

ASSETS	September 30, 2021	June 30, 2021
Current assets:
Cash and cash equivalents	$21,791	$24,382
Accounts receivable	5,544	6,518
Related party receivables	1,895	1,665
Investments, at fair value (cost $44,647 and $45,326, respectively)	24,008	24,044
Inventories	1,071	1,066
Prepaid and other current assets	5,169	3,791
Assets of consolidated funds
Investments, at fair value (cost $26,955 and $26,814, respectively)	26,541	26,490
Prepaid expenses and other assets	574	578
Total current assets	86,593	88,534
Property and equipment, net	885	981
Equipment held for rental, net	7,230	7,391
Identifiable intangible assets, net	8,509	8,928
Goodwill	52,463	50,536
Right of use assets	5,184	5,241
Other assets	256	258
Total assets	$161,120	$161,869
LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,108	$5,521
Accrued expenses and other liabilities	5,534	6,955
Deferred revenue	3,279	4,438
Current portion of lease liabilities	2,171	1,920
Current portion of capitalized equipment financing	2,927	1,974
Liabilities of consolidated funds- accrued expenses and other	11,940	12,197
Total current liabilities	30,959	33,005
Lease liabilities, net of current portion	3,281	3,596
Convertible notes (face value $34,346, including $16,231 held by related parties)	33,362	33,333
Equipment financing debt, net of current portion	42	67
Redeemable preferred stock of subsidiaries (held by related parties, face value $37,018)	35,584	35,529
Other liabilities	1,254	915
Total liabilities	104,482	106,445
Commitments and Contingencies (Note 20)
Contingently redeemable non-controlling interest	2,844	2,639
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 authorized and zero outstanding	-	-
Common stock, $0.001 par value; 350,000,000 shares authorized and 26,692,033 shares issued and 26,093,185 outstanding at September 30, 2021; and 26,613,913 shares issued and 25,948,100 outstanding at June 30, 2021	26	26
Additional paid-in-capital	3,308,194	3,307,613
Accumulated deficit	(3,264,603)	(3,264,403)
Total Great Elm Group, Inc. stockholders' equity	43,617	43,236
Non-controlling interests	10,177	9,549
Total stockholders' equity	53,794	52,785
Total liabilities, non-controlling interest and stockholders' equity	$161,120	$161,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

Dollar amounts in thousands (except per share data)

	For the three months ended September 30,
	2021	2020
Revenues:
Durable medical equipment sales and services revenue	$10,076	$9,213
Durable medical equipment rental income	5,479	5,397
Investment management revenues	983	773
Total revenues	16,538	15,383

Operating costs and expenses:
Cost of durable medical equipment sold and services	4,060	4,207
Cost of durable medical equipment rentals(1)	1,850	1,915
Durable medical equipment other operating expenses(2)	6,253	7,680
Investment management expenses	1,187	726
Depreciation and amortization	562	591
Selling, general and administrative(3)	1,573	1,413
Expenses of consolidated funds	52	-
Total operating costs and expenses	15,537	16,532
Operating income (loss)	1,001	(1,149)
Dividends and interest income	653	529
Net realized and unrealized loss on investment	(14)	(1,902)
Net realized and unrealized loss on investments of consolidated funds	(189)	-
Interest expense	(1,362)	(1,145)
Other income, net	16	(2)
Income (loss) from continuing operations, before income taxes	105	(3,669)
Income tax benefit (expense)	1	(99)
Income (loss) from continuing operations	106	(3,768)
Discontinued operations:
Income from discontinued operations, net of tax	-	67
Net income (loss)	$106	$(3,701)
Less: net income (loss) attributable to non-controlling interest, continuing operations	306	(120)
Less: net income attributable to non-controlling interest, discontinued operations	-	13
Net loss attributable to Great Elm Group, Inc.	$(200)	$(3,594)
Basic and diluted income (loss) per share from:
Continuing operations	$(0.01)	$(0.14)
Discontinued operations	-	0.00
Net loss	$(0.01)	$(0.14)
Weighted average shares outstanding
Basic	25,982	25,576
Diluted	25,982	25,576

(1) Includes depreciation expense of:	1,688	1,748
(2) Net of CARES Act Stimulus of:	2,321	-
(3) Net of CARES Act Stimulus of:	84	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-controlling Interest (Unaudited)

Dollar and share amounts in thousands

Dollar and share amounts in thousands	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Group, Inc. Stockholders'	Non- controlling	Total Stockholders'	Contingently Redeemable Non-controlling
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
BALANCE, June 30, 2021	25,948	$26	$3,307,613	$(3,264,403)	$43,236	$9,549	$52,785	$2,639
Net loss	-	-	-	(200)	(200)	101	(99)	205
Issuance of interests in Consolidated Funds, net	-	-	-	-	-	527	527	-
Issuance of common stock related to vesting of restricted stock	145	0	-	-	-	-	-	-
Stock-based compensation	-	-	581	-	581	-	581	-
BALANCE, September 30, 2021	26,093	$26	$3,308,194	$(3,264,603)	$43,617	$10,177	$53,794	$2,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-controlling Interest (Unaudited)

Dollar and share amounts in thousands

	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Group, Inc. Stockholders'	Non- controlling	Total Stockholders'	Contingently Redeemable Non-controlling
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
BALANCE, June 30, 2020	25,530	$26	$3,318,117	$(3,257,127)	$61,016	$3,886	$64,902	$3,890
Net loss	-	-	-	(3,594)	(3,594)	(61)	(3,655)	(46)
Issuance of common stock related to vesting of restricted stock	116	0	-	-	-	-	-	-
Stock-based compensation	-	-	429	-	429	-	429	-
BALANCE, September 30, 2020	25,646	$26	$3,318,546	$(3,260,721)	$57,851	$3,825	$61,676	$3,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Dollar amounts in thousands

	For the three months ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$106	$(3,701)
Net income from discontinued operations	-	(67)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,250	2,339
Stock-based compensation	581	429
Sales of investments by consolidated funds	2,620	-
Purchases of investments by consolidated funds	(3,276)	-
Stock dividends received from GECC	-	(438)
Unrealized loss on investments from consolidated funds	90	-
Realized loss on investments from consolidated funds	99	-
Unrealized (gain) loss on investments	(639)	1,902
Realized loss on investments	653	-
Non-cash interest and amortization of debt issuance costs	90	54
Deferred tax expense (benefit) related to continuing operations	(1)	92
Other non-cash expense, net	561	399
Gain on sale of equipment held for rental	(43)	(62)
Change in fair value of contingent consideration	(163)	-
Changes in operating assets and liabilities:
Related party receivable	(326)	(65)
Accounts receivable	974	220
Inventories	(5)	343
Prepaid assets, deposits, and other assets	(1,372)	(381)
Operating leases	(568)	(407)
Deferred revenues	(1,159)	(374)
Accounts payable, accrued liabilities and other liabilities	(1,506)	875
Net cash provided by (used in) operating activities- continuing operations	(1,034)	1,158
Net cash provided by (used in) operating activities-discontinued operations	-	565
Net cash provided by (used in) operating activities	(1,034)	1,723
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(1,250)	-
Purchases of investments	(165)	(13,560)
Sales of investments	187	-
Purchases of equipment held for rental	(2,501)	(1,606)
Proceeds from sale of equipment held for rental	606	251
Purchases of property and equipment	(48)	(44)
Net cash used in investing activities- continuing operations	(3,171)	(14,959)
Net cash used in investing activities- discontinued operations	-	-
Net cash used in investing activities	(3,171)	(14,959)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

Dollar amounts in thousands

	For the three months ended September 30,
	2021	2020
Cash flows from financing activities:
Principal payments on revolving line of credit	-	(3,400)
Principal payments on related party notes payable	-	(353)
Principal payments on equipment financing debt	(1,155)	(1,058)
Proceeds from equipment financing debt	2,083	558
Due to broker of consolidated funds	186	-
Capital contributions from non-controlling interests in consolidated funds	500	-
Net cash provided by financing activities- continuing operations	1,614	(4,253)
Net cash provided by financing activities- discontinued operations	-	(565)
Net cash provided by financing activities	1,614	(4,818)
Net decrease in cash and cash equivalents	(2,591)	(18,054)
Cash and cash equivalents at beginning of period	24,382	40,500
Cash and cash equivalents at end of period	$21,791	$22,446

Cash paid for interest	$831	$1,112

Non-cash investing and financing activities
Lease liabilities and right of use assets arising from operating leases	$504	$-
Contingent consideration	497	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2021

1. Organization

Great Elm Group, Inc. (referred to as the Company or GEG) is a holding company incorporated in Delaware.  The Company currently has two business operating segments: durable medical equipment and investment management, with general corporate representing unallocated costs and activity to arrive at consolidated operations.  The Company is pursuing business development opportunities in durable medical equipment, investment management and other industries.

Investment Management

On September 27, 2016, the Company’s wholly-owned SEC-registered investment advisor subsidiary Great Elm Capital Management, Inc. (GECM), a Delaware corporation, entered into an investment management agreement (the IMA) with Great Elm Capital Corp. (GECC), a publicly-traded business development company incorporated in Maryland.

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

On June 29, 2021, GP Corp assigned the rights to the Profit Sharing Agreement (as defined in Note 6 – Related Party Transactions) with GECM, their intercompany obligation under the GP Corp. Note (as defined in Note 12 – Borrowings) and other assets and liabilities to their wholly-owned subsidiary Great Elm Capital GP, LLC (GEC GP).  Subsequent to the assignment, the Company exchanged their 98.2% interests in GP Corp. for an identical 98.2% direct interest in GP Corp.’s wholly-owned subsidiary GEC GP.  Following the consummation of the taxable reorganization, the Company no longer has an interest in GP Corp.

Durable Medical Equipment

On September 7, 2018, the Company, through its majority-owned subsidiary, Great Elm DME Holdings, Inc. (DME Holdings), acquired an 80.1% equity interest in Great Elm DME, Inc. (DME Inc.) an entity formed to acquire and combine two companies, Valley Healthcare Holding, LLC and Northwest Medical, LLC., which both specialize in the distribution of respiratory care equipment, including primarily positive air pressure equipment and supplies, ventilators and oxygen equipment and operate in Arizona, Nebraska Oregon, Washington and Alaska.  The Company has subsequently expanded its durable medical equipment business to Kansas, Iowa, and Missouri through acquisitions in 2019 and 2021.

On May 31, 2021, our wholly-owned subsidiary DME Holdings exchanged their 80.1% interests in DME Inc. for an identical 80.1% direct interest in DME Inc.’s subsidiary Great Elm Healthcare, LLC (HC LLC), which is the sole owner of the durable medical equipment operating subsidiaries.  Following the consummation of the taxable reorganization, the Company no longer has an interest in DME Inc.

General Corporate

On December 29, 2020, the Company completed a reorganization of the Company's corporate structure, where Great Elm Capital Group, Inc. (GEC) changed its name to Forest Investments, Inc. (Forest) and became a wholly owned subsidiary of a new holding company, Great Elm Group, Inc.  Outstanding shares of Forest under the ticker symbol “GEC” were automatically converted into shares of common stock of Great Elm Group, Inc., ticker symbol “GEG”.  Forest common stock was then delisted from the NASDAQ Global Select Market and subsequently deregistered under Section 12(b) of the Securities Exchange Act of 1934, as amended.  The Holding Company Reorganization (as defined in Note 6 – Related Party Transactions) was a tax-free transaction for U.S. federal income tax purposes for the Company’s shareholders.

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries.  Wholly-owned subsidiaries include GECM, Great Elm Opportunities GP, Inc. (GEO GP), Great Elm FM Acquisition, Inc. (FM Acquisition), DME Holdings and Great Elm DME Manager, LLC (DME Manager).  Majority-owned subsidiaries (including those divested during the year) include Forest, GEC GP, GP Corp., Great Elm FM Holdings, Inc. (FM Holdings), CRIC IT Fort Myers, LLC, DME Inc. and HC LLC and its eight wholly-owned subsidiaries.  In addition, we have determined that the Company is the primary beneficiary of certain variable interest entities, and therefore the operations of those entities have been included in our consolidated results for the relevant periods.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in the Company’s Form 10-K. These financial statements reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes are necessary to fairly state results for the interim periods presented. Results of operations for interim periods are not necessarily indicative of annual results of operations. The condensed consolidated balance sheet as of June 30, 2021, presented herein, has been derived from the Company’s audited consolidated financial statements as of and for the year-ended June 30, 2021.

All assets and liabilities related to discontinued operations are excluded from the notes unless otherwise noted.  In addition, the historical results of the real estate business operating segment have been reflected in the accompanying consolidated statements of operations for the three months ended September 30, 2020 as discontinued operations.  See Note 4 – Discontinued Operations.

Use of Estimate

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

Accounts Receivable

Substantially all of the accounts receivable balance relates to the durable medical equipment business.  Accounts receivable are customer obligations due under normal sales and rental terms and represent the amount estimated to be collected from the customers and, if applicable, the third-party private insurance provider or government program (collectively, Payors), based on the contractual agreements.  The Company does not require collateral in connection with its customer transactions and aside from verifying insurance coverage, does not perform credit checks on patient customers.  Revenue and accounts receivable have been constrained to the extent that billed amounts exceed the amounts estimated to be collected.  The constrained transaction price relates primarily to expected billing adjustments with the Payors and patient customers.  Management’s evaluation of variable consideration takes into account such factors as past experience, information about specific receivables, Payors and patient customers.  The revenue reserves related to constraints on variable consideration were $2.1 million and $2.5 million as of September 30, 2021 and June 30, 2021, respectively.  During the three months ended September 30, 2021 and 2020, the Company recognized reductions to revenue of $1.0 million and $1.1 million respectively, related to such constraints.  See Note 3 – Revenue.

The assessment of variable consideration to be constrained is based on estimates, and ultimate losses may vary from current estimates. As adjustments to these estimates become necessary, they are reported in earnings in the periods in which they become known.  There were no material adjustments to revenues made in the three months ended September 30, 2021 relating to prior periods.  Changes in constraints on variable consideration are recorded as a component of net revenues.

The Company generally does not allow returns from customers for reasons not covered under the manufacturer’s standard warranty.  Therefore, there is no provision for sales return reserves.  The Company does not have significant bad debt experience with Payors, and therefore the allowance for doubtful accounts is immaterial.

As of September 30, 2021 and June 30, 2021, the Company had unbilled receivables of approximately $0.2 million and $0.3 million, respectively, that relate to transactions where the Company has the ultimate right to invoice a Payor under the terms of the arrangement but are not currently billed.  These unbilled amounts are included in accounts receivable in the condensed consolidated balance sheets.

Net Income (Loss) per Share

The following table presents the calculation of basic and diluted income (loss) per share:

	For the three months ended September 30,
(in thousands except per share amounts)	2021	2020

Income (loss) from continuing operations	$106	$(3,768)
Income from discontinued operations, net of tax	-	67
Net income (loss)	$106	$(3,701)
Less: net income (loss) attributable to non-controlling interest, continuing operations	306	(120)
Less: net income attributable to non-controlling interest, discontinued operations	-	13
Net loss attributable to Great Elm Group, Inc.	$(200)	$(3,594)
Weighted average shares basic and diluted:
Weighted average shares of common stock outstanding	25,982	25,576
Weighted average shares used in computing income (loss) per share	25,982	25,576
Basic and diluted income (loss) per share from:
Loss from continuing operations	$(0.01)	$(0.14)
Income from discontinued operations	-	0.00
Net loss	$(0.01)	$(0.14)

When calculating earnings per share, we are required to adjust for the dilutive effect of common stock equivalents.  As of September 30, 2021, the Company had 13,429,986 potential shares of common stock, including 9,891,734 potential shares of Company common stock issuable upon conversion of Convertible Notes that are not included in the diluted net income (loss) per share calculation because to do so would be anti-dilutive.  As of September 30, 2020, the Company had 12,134,751 potential shares of common stock, including 8,790,049 shares of common stock issuable upon the conversion of the Company Convertible Notes, that are not included in the diluted net income (loss) per share calculation because to do so would be anti-dilutive.

As of September 30, 2021 and 2020, the Company had an aggregate of 811,360 and 732,909 issued shares, respectively, that are subject to forfeiture by the employee at a nominal price if service and/ or performance milestones are not met.  The Company does not account for such shares as being outstanding for accounting purposes since they are unvested and subject to forfeiture.

Restrictions on Subsidiary Dividends

The ability of DME Inc. to pay dividends is subject to compliance with the restricted payment covenants under the DME Revolver (as defined below).

Concentration of Risk

The Company’s net investment revenue and receivables for the periods presented were primarily attributable to the management of one investment vehicle, GECC.  See Note 6 – Related Party Transactions.

The Company’s durable medical equipment revenue and related accounts receivable are concentrated with third-party Payors.  The following table summarizes customer concentrations as a percentage of revenues:

	For the three months ended September 30,
	2021	2020(1)
Government Payor	37%	37%
Third-party Payor	13%	12%
(1)	Revenue concentration percentages have been recast from those previously reported to reflect the presentation of the real estate business within discontinued operations

The following table summarizes customer concentrations as a percentage of accounts receivable:

	As of
	September 30, 2021	June 30, 2021
Government Payor	27%	30%
Third-party Payor	16%	14%

Recently Adopted Accounting Standards

Accounting for Convertible Instruments  In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by eliminating certain separation models.  Under ASU 2020-06, a convertible debt instrument will generally be reported as a single liability at its amortized cost with no separate accounting for embedded conversion features.  Consequently, the interest rate of convertible debt instruments will be closer to the coupon interest rate.  In addition, ASU 2020-06 eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method.  The guidance in this ASU is effective for fiscal years beginning after December 31, 2023, including interim periods within those fiscal years.  Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.  The Company adopted this ASU on July 1, 2021 using the full retrospective method.

Prior to adoption, under Accounting Standards Codification 470-20, Debt with Conversion and Other Options ("ASC 470-20"), we had separately accounted for the liability and equity components upon the original issuance of our Convertible Notes in February 2020 due to the existence of a temporary cash conversion feature. Under ASC 470-20, the equity component of the Convertible Notes was recorded as additional paid-in capital within stockholders’ equity on our consolidated balance sheet and generated an original issue discount on the carrying value of the Convertible Notes. As a result, prior to the adoption of ASU 2020-06, we recorded a greater amount of non-cash interest expense as the discounted carrying value is accreted up to their face value over the Convertible Notes term.  Under the full retrospective method, the prior period condensed consolidated financial statements have been retrospectively adjusted to reflect the adoption of the accounting standard in those periods. The following tables shows the impact of the adoption on our previously reported financial information:

Condensed consolidated balance sheet
	June 30, 2021 As reported	ASU 2020-06 Adjustment	June 30, 2021 As adjusted
Liabilities
Convertible notes	$22,054	$11,279	$33,333
Other liabilities	1,070	(155)	915
Stockholders' equity
Additional paid-in-capital	3,319,767	(12,154)	3,307,613
Accumulated deficit	(3,265,433)	1,030	(3,264,403)

Condensed consolidated statement of operations	For the three months ended
	September 30, 2020 As reported(1)	ASU 2020-06 Adjustment	September 30, 2020 As adjusted
Non-operating expenses
Interest expense	$(1,307)	$162	$(1,145)
Net loss
Net loss	(3,863)	162	(3,701)
Net loss per share (basic and diluted)	(0.15)	0.01	(0.14)
(1)	As re-casted to reflect the operations of our real estate business as discontinued operations and therefore excluded.

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

3. Revenue

The revenues from each major source of revenue are summarized in the following table:
	For the three months ended September 30,
(in thousands)	2021	2020
Product and Services Revenue
Investment Management
Management Fees	$876	$601
Administration Fees	107	172
	983	773
Durable Medical Equipment
Equipment Sales	8,730	8,008
Service Revenues	1,346	1,205
	10,076	9,213

Total product and services revenue	$11,059	$9,986

Rental Revenues
Durable Medical Equipment
Medical Equipment Rental Income	5,479	5,397
Total rental revenue	5,479	5,397

Total	$16,538	$15,383

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

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable.  Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available.  Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain Payors may result in adjustments to amounts originally recorded.  Such adjustments are typically identified and recorded at the point of cash application or claim denial.  The Company constrains revenue for these estimated adjustments.  There were no material changes in estimates recorded in the three months ended September 30, 2021, relating to prior periods.

The payment terms and conditions of customer contracts vary by customer type and the products and services offered.

The Company may provide shipping services prior to the point of delivery and has concluded that the services represent a fulfilment activity and not a performance obligation.  Returns and refunds are not accepted on either equipment sales or sleep study services.  The Company does not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products or services are not recognized as revenue.  The Company does not incur contract acquisition costs.  The Company does not have any partially or unfilled performance obligations related to contracts with customers.  However, during the quarter ended June 30, 2020, the Company applied for and received $4.4 million in advanced payments from the Centers for Medicare and Medicaid Services (CMS) under their Accelerated and Advance Payment Program, which was expanded to increase cash flow to providers of services and suppliers impacted by the COVID-19 pandemic.  CMS began recoupments during fiscal 2021, leaving a remaining balance of $3.5 million as of June 30, 2021.  During the three months ended September 30, 2021, we issued recoupments of $1.2 million, leaving a remaining balance of $2.3 million as of September 30, 2021.  These amounts are included within deferred revenue on the condensed consolidated balance sheet.  The Company has no other contract liabilities as of September 30, 2021 or June 30, 2021.

Included in sales and services revenue are unbilled amounts for which the revenue recognition criteria had been met as of period end but were not yet billed to the Payor.  The estimate of net unbilled rental revenue recognized is based on historical trends and estimates of future collectability.  As of September 30, 2021 and June 30, 2021, net unbilled sales and services revenue is approximately $0.1 million and $0.2 million, respectively, and is included in accounts receivable.

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

Incentive Fees

The Company earns incentive fees based on the investment management agreements GECM has with GECC and separately managed accounts.  Where an investment management agreement includes both management fees and incentive fees, the performance obligation is considered to be a single obligation for both fees.  Incentive fees are variable consideration associated with the GECC investment management agreement.  Incentive fees are recognized based on investment performance during the period, subject to the achievement of minimum return levels or high-water marks, in accordance with the terms of the respective investment management agreements.  Incentive fees range from 5.0% to 20.0% of the performance-based metric specified within each agreement.  Because of the uncertainty of when incentive fees will be collected due to market conditions and investment performance, incentive fees are fully constrained and not recorded until received and the probability of significant reversal of the fees is eliminated in accordance with the respective investment management agreements.  As of September 30, 2021, there is $10.0 million in incentive fees which have been earned per the terms of the investment management agreements but not recognized as they are still subject to the constraints described above.

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

Revenue Accounting Under Topic 842

Durable Medical Equipment Revenue

Equipment Rental Revenue

Under FASB Accounting Standards Codification Topic 842, Leases (Topic 842) rental income from operating leases is recognized on a straight-line basis, based on contractual lease terms with fixed and determinable increases over the non-cancellable term of the related lease when collectability is reasonably assured.  The Company leases durable medical equipment to customers for a fixed monthly amount on a month-to-month basis.  The contractual length of the lease term varies based on the type of equipment that is rented to the customer, but generally is from 10 to 36 months.  In the case of capped rental agreements, title to the equipment transfers to the customer at the end of the contractual rental period.  The customer has the right to cancel the lease at any time during the rental period for a subsequent month’s rental and payments are generally billed in advance on a month-to-month basis.  Under Topic 842, rental income from operating leases is recognized on a month-to-month basis, based on contractual lease terms when collectability is reasonably assured.  Certain customer co-payments are included in revenue when considered probable of payment.

The lease term begins on the date products are delivered to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including Medicare, private payors, and Medicaid. Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain Payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application or claim denial.  There were no material changes in estimates recorded in the three months ended September 30, 2021, relating to prior periods.

Although invoicing typically occurs at the beginning of the monthly rental period, we recognize revenue from rentals on a daily basis.  Since rental agreements can commence at any time during a given month, we defer revenue related to the remaining monthly rental period as of period end.  Deferred revenue related to rentals was $1.0 million and $1.0 million as of September 30, 2021 and June 30, 2021, respectively.

Included in rental revenue are unbilled amounts for which the revenue recognition criteria had been met as of period end but were not yet billed to the Payor.  Net unbilled rental revenue is recognized to the extent payment is probable.  As of September 30, 2021 and June 30, 2021, net unbilled rental revenue is approximately $0.1 million and $0.1 million, respectively, and is included in accounts receivable.

4. Discontinued Operations

On June 23, 2021, the Company’s majority-owned indirect subsidiary FM Acquisition, entered into an agreement with Monomoy Properties Fort Myers, LLC (Monomoy FM) to sell the Company’s real estate business to Monomoy FM.  Pursuant to the terms of the Purchase Agreement, the proceeds of the sale were subsequently reinvested in newly issued membership interests of Monomoy Properties, LLC (Monomoy Properties), a privately-held fund comprised of a portfolio of net leased industrial real estate assets.

The sale of the real estate business, which has historically been disclosed as its own reportable segment, represents a strategic shift away from the direct ownership and operation of real estate properties.  Accordingly, our historical financial information has been recast to present the activities of the real estate business within discontinued operations, and the assets and liabilities of the real estate business as assets and liabilities of discontinued operations.  As a passive investor in Monomoy Properties and with a membership interest of approximately 5%, we have determined that we have no significant continuing involvement with the real estate business.

The following table provides a reconciliation of the Company’s net income from discontinued operations presented in the consolidated statements of operations:

For the three months ended September 30,
(in thousands)	2020
Discontinued operations:
Real estate rental revenue	$1,272

Real estate expenses	125
Depreciation and amortization	430
Interest expense	650
Net income from discontinued operations	$67

5.  Acquisitions

Acquisition of MedOne Healthcare LLC

On August 31, 2021, through its majority-owned subsidiary, HC LLC, the Company acquired the power mobility assets of MedOne Healthcare LLC (MedOne) high service power mobility provider in Arizona.  The acquisition is accounted for as a business combination.  The Company expects this acquisition to achieve synergies through integrating these operations into our existing durable medical equipment operations.  Operating results of the acquired businesses have been included in the consolidated statements of operations since August 31, 2021.

The purchase consideration was $2.0 million, comprised of $1.25 million paid at closing, $0.25 million of amounts due to seller pending satisfaction of certain indemnification obligations, and $0.5 million representing the acquisition date fair value of contingent consideration. We have recorded a preliminary allocation of the purchase price for MedOne, which resulted in goodwill of $1.9 million.  Goodwill was assigned to the durable medical equipment segment and is attributable primarily to expected synergies and the assembled workforce of the acquired business.  All of the goodwill is expected to be deductible for income tax purposes.  The presentation of pro forma financial disclosures are not required in connection with the MedOne acquisition.

The contingent consideration arrangement requires the Company to pay up to $1.0 million of additional consideration to the seller if certain revenue thresholds are achieved for each of the 12 month periods ending September 1, 2022, and 2023.  The fair value of the contingent consideration arrangement at the acquisition date was $0.5 million.  The Company estimated the fair value of the contingent consideration using a Monte Carlo simulation model.  The key assumptions in applying the Monte Carlo simulation model include volatility of 23.3% and a discount rate of 10.3%.  The contingent consideration is included within other liabilities in the consolidated balance sheets.

Acquisition of Advanced Medical DME, LLC and PM Sleep Lab, LLC

On March 1, 2021, through its majority-owned subsidiary, DME Inc., the Company acquired Advanced Medical DME, LLC and PM Sleep Lab, LLC (AMPM), providers of sleep testing, positive air pressure, and other respiratory products and services in nine locations throughout Kansas and Missouri.  The acquisition is accounted for as a business combination.  The Company expects to achieve synergies and costs reductions through integrating these operations into our existing durable medical equipment operations.  Operating results of the acquired businesses have been included in the consolidated statements of operations since March 1, 2021.

The purchase consideration was $1.1 million, comprised of $0.4 million paid at closing net of cash acquired, $0.3 placed in escrow for potential satisfaction of certain indemnification obligations, and $0.4 million representing the acquisition date fair value of contingent consideration. We have recorded a preliminary allocation of the purchase price for AMPM, which resulted in goodwill of $0.7 million and intangible assets, including trade names of $0.4 million.  Goodwill was assigned to the durable medical equipment segment and is attributable primarily to expected synergies and the assembled workforce of the acquired business.  None of the goodwill is expected to be deductible for income tax purposes.  The presentation of pro forma financial disclosures are not required in connection with the AMPM acquisition.

The contingent consideration arrangement requires the Company to pay up to $2.1 million of additional consideration to the seller if certain revenue thresholds are achieved for the 12 months ending September 1, 2022.  The fair value of the contingent consideration arrangement at the acquisition date was $0.4 million.  The Company estimated the fair value of the contingent consideration using a Monte Carlo simulation model.  The key assumptions in applying the Monte Carlo simulation model include volatility of 40.0% and a discount rate of 10.3%.  The contingent consideration is included within other liabilities in the consolidated balance sheets.

6. Related Party Transactions

Related party transactions are measured in part by the amount of consideration paid or received as established and agreed by the parties. Consideration paid for such services in each case is the negotiated value.

Durable Medical Equipment

In connection with the acquisition of the durable medical equipment businesses in September 2018, DME Inc. and its subsidiaries entered into a term loan (the Corbel Facility) with Corbel Capital Partners SBIC, L.P. (Corbel).  Jeffrey S. Serota, a member of the Company’s Board of Directors, serves as Vice Chairman to Corbel Capital Partners.  Corbel previously held an interest in one of our acquired durable medical equipment businesses and was one of the sellers in our acquisition of the business.  As a result of the acquisition, at September 30, 2021 Corbel holds a non-controlling interest in HC LLC.  Pursuant to the Corbel Facility, Corbel was paid a structuring fee and a quarterly monitoring fee.  In conjunction with the JPM Transactions (as defined below), the Corbel Facility was repaid early on December 29, 2020, and DME Inc. paid a deferred structuring fee as well as a prepayment penalty.  See Note 12 - Borrowings for additional information on the Corbel Facility and Note 15 – Non-Controlling Interests and Preferred Stock of Subsidiaries.

In connection with the acquisition of the durable medical equipment businesses, the Company issued non-controlling interests in DME Inc. to the former owners, including Corbel discussed above.  These non-controlling interests in DME Inc. became non-controlling interests in HC LLC in May 2021.  See Note 15 – Non-Controlling Interests and Preferred Stock of Subsidiary.

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

The Company’s wholly-owned subsidiary, GEO GP, serves as the general partner of Great Elm Opportunities Fund I, LP (GEOF), a Delaware multi-series limited partnership.  GECM serves as the investment manager of GEOF.  As the general partner, GEO GP provides administrative services and oversees GECM’s management of the investment portfolio of GEOF.  The Company’s wholly-owned subsidiary, GECM, serves as the managing member of Great Elm SPAC Opportunity Fund, LLC (GESOF), and provides administrative services and manages the investment portfolio of GESOF.

The Company has determined that GEOF, each series of GEOF and GESOF are VIEs and that the criteria for consolidation are met for GESOF, which was launched in February 2021.  The operations of each of these consolidated funds (the Consolidated Funds) are included in our consolidated financial statements.  See Note 2 – Summary of Significant Accounting Policies for additional details.

The Company has retained the specialized investment company accounting guidance under GAAP with respect to the Consolidated Funds.  As such, investments of the Consolidated Funds are included in the condensed consolidated balance sheets at fair value and the net unrealized gain (loss) on those investments is included as a component of other income on the condensed consolidated income statement.  Non-controlling interests in these Consolidated Funds are included in net loss attributable to non-controlling interest.  As of September 30, 2021 no single issuer or investment of the Consolidated Funds had a fair value greater than 5% of the Company’s total consolidated assets.

Additionally, the Company receives dividends from its investment in GECC and earns unrealized profits and losses based on the mark-to-market performance of its investment in GECC. See Note 7 – Fair Value Measurements.

The following tables summarize activity and outstanding balances between the managed investment products and the Company:

	For the three months ended September 30,
(in thousands)	2021	2020
Net (loss) on investments	$(116)	$(1,902)
Net (loss) on investments of consolidated funds	(189)	-
Dividend income	554	524

	As of
(in thousands)	September 30, 2021	June 30, 2021
Dividends receivable	$554	$554
Investment management revenues receivable	988	936
Receivable for reimbursable expenses paid	257	297

Outstanding receivables are included in related party receivables in the condensed consolidated balance sheets.  Outstanding receivables from the Consolidated Funds are eliminated in consolidation.  As of September 30, 2021, the Company had $0.1 million in receivable for reimbursable expenses paid on behalf of the Consolidated Funds.

The Company is the owner of approximately 20.4% of the outstanding shares of GECC, valued at $19.1 million as of September 30, 2021, and the Company’s Chief Executive Officer is also the Chief Executive Officer of GECC and Chief Investment Officer of GECM, in addition to being a member of the Board of Directors of the Company and chairman of the board of directors of GECC.  The Company’s President and Chief Operating Officer is also the Chief Operating Officer, Chief Compliance Officer and General Counsel of GECM and the Chief Compliance Officer of GECC.

GECM has a profit sharing agreement with the Company’s majority-owned subsidiary GEC GP (Profit Sharing Agreement).  Under the Profit Sharing Agreement, GECM’s profit from GECC is paid to GEC GP.  Since its inception in November 2016, GECM has operated at a cumulative loss through September 30, 2021; correspondingly, no profits were available to GEC GP under the Profit Sharing Agreement.  See Note 15 – Non-Controlling Interests and Preferred Stock of Subsidiaries.

As of September 30, 2021 MAST Capital is the beneficial owner of approximately 7.4% of the Company’s outstanding common stock and $2.3 million in Convertible Notes (as defined below).  See Note 12 - Borrowings for additional discussion of the GP Corp. Note and Note 13 – Convertible Notes for additional discussion of the convertible notes.

In October 2020, GECM entered into a shared personnel and reimbursement agreement with Imperial Capital Asset Management, LLC (ICAM).  Jason W. Reese, the Executive Chairman of the Company’s Board of Directors, is the Chief Executive Officer of ICAM.  Costs incurred under this agreement are included in investment management expenses in the condensed consolidated statement of operations.  For the three months ended September 30, 2021, such costs were $0.1 million.

General Corporate

On August 31, 2021, the Company entered into a financial advisory agreement with Imperial Capital, LLC.  Jason W. Reese, the Executive Chairman of the Company’s Board of Directors, is an Executive Committee Member of Imperial Capital, LLC.  The agreement includes a retainer fee of $0.1 million which was paid during the quarter as well as certain success-based fees related to potential future transactions.

Additionally, the Company receives dividends from its investment in Monomoy Properties and earns unrealized profits and losses based on the mark-to-market performance of its underlying assets in Monomoy

Properties.  Monomoy Properties is managed by ICAM.  The following tables summarize activity and outstanding balances between Monomoy Properties and the Company:

	For the three months ended September 30,
(in thousands)	2021	2020
Net gain on investment	$102	$-
Dividend income	99	-
Dividend receivable	99	-

In conjunction with the JPM Transactions, on December 29, 2020 Forest sold Forest Preferred Stock (as defined below) and the Company sold common stock in Forest to J.P. Morgan Broker-Dealer Holdings Inc. (JPM), a Delaware corporation and affiliate of JPMorgan Chase & Co., for cash consideration of $35.0 million and $2.7 million, respectively.  As a result of these transactions, JPM holds a non-controlling interest in Forest.  See Note 15 – Non-Controlling Interests and Preferred Stock of Subsidiaries.

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

Financing Transaction

Following the consummation of the Holding Company Reorganization, JPM, Forest and the Company agreed to effect certain transactions pursuant to which JPM provided financing in an aggregate amount of $37.7 million.

In connection with such financing, among other things:

•	Forest issued to JPM 35,010 newly issued shares of 9.0% preferred stock (the Forest Preferred Stock) with a maturity date of December 29, 2027 for $1,000.00 per share;
•

HC LLC issued 10,090 newly issued shares of 9.0% Series A-1 preferred stock (the Series A-1 Preferred Stock) with a maturity date of December 29, 2027 and face value of $1,000.00 per share to the owners of DME Inc., which in turn distributed such preferred stock pro rata to the holders of its common stock such that 80.1% of such preferred stock is held by Forest, 9.95% is held by Corbel, and 9.95% is held by Valley Healthcare Group, LLC (VHG).  Upon a sale of the durable medical equipment business, such holders of Series A-1 Preferred Stock are only entitled to their liquidation preference;

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

Using proceeds from the JPM Transactions, DME Inc. paid off the Corbel Facility.  See Note 12 – Borrowings.

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

All financial assets or liabilities that are measured at fair value on a recurring and non-recurring basis have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  The assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized in the tables below:

	Fair Value as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Equity investments	$19,141	$-	$-	$19,141
Equity investments of Consolidated Funds	26,541	-	-	26,541
Total assets within the fair value hierarchy	$45,682	$-	$-	$45,682
Investments valued at net asset value				4,867
Total assets				$50,549
Liabilities:
Participation feature of HC LLC Series A-2 Preferred Stock	$-	$-	*	*
Contingent consideration liability	-	-	605	605
Total liabilities	$-	$-	$605	$605

*Balance eliminates in consolidation.

	Fair Value as of June 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investments	$19,444	$-	$-	$19,444
Equity investments of Consolidated Funds	26,490	-	-	26,490
Total assets within the fair value hierarchy	$45,934	$-	$-	$45,934
Investments valued at net asset value				4,600
Total assets				$50,534
Liabilities:

Participation feature of HC LLC Series A-2 Preferred Stock	$-	$-	*	*
Contingent consideration liability	-	-	271	271
Total liabilities	$-	$-	$271	$271

There were no transfers between levels of the fair value hierarchy during the three months ended September 30, 2021 and 2020.

The following is a reconciliation of changes in contingent consideration, a Level 3 liability, for the three months ended September 30, 2021 and 2020:

	For the three months ended September 30,
(in thousands)	2021	2020
Beginning balance	$271	$-
Additions	497	-
Change in fair value	(163)	-
Ending balance	$605	$-

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

As of September 30, 2021 investments in private funds consist of our investment in Monomoy Properties, an industrial real estate-focused fund, and Sharp Alpha Fund I, LP (Sharp Alpha), a closed-end limited partnership focused on gaming technologies.  Monomoy Properties allows redemptions annually with 90 days’ notice subject to a one-year lockup from the date of initial investment.  Sharp Alpha does not allow for redemptions.  Distributions will be received as the underlying assets are liquidated over the life of the fund, which is expected to be approximately 10 years.  The Company had unfunded commitments of $0.3 million as of September 30, 2021.

Contingent consideration

In conjunction with the acquisition of AMPM on March 1, 2021, the Company entered into a contingent consideration agreement that requires the Company to pay up to $2.1 million if certain revenue thresholds of the acquired business are achieved for the 12 months ending September 1, 2022.  The Company estimated the fair value of the contingent consideration using a Monte Carlo simulation model.  The key assumptions in applying the Monte Carlo simulation model as of the acquisition date include volatility of 40.0% and a discount rate of 10.3%.  The key assumptions in applying the Monte Carlo simulation model as of September 30, 2021 include volatility of 23.3% and a discount rate of 10.3%.

In conjunction with the acquisition of MedOne on August 31, 2021, the Company entered into a separate contingent consideration agreement that requires the Company to pay up to $1.0 million if certain revenue thresholds of the acquired business are achieved for the 12 months ending September 1, 2022 and September 1, 2023.  The Company estimated the fair value of the contingent consideration using a Monte Carlo simulation model.  The key assumptions in applying the Monte Carlo simulation model as of the acquisition date include revenue forecasts, volatility of 23.3% and a discount rate of 10.3%.

The contingent consideration is included within the other liabilities in the consolidated balance sheets.

Participation feature of HC LLC Series A-2 Preferred Stock

On December 29, 2020, in conjunction with the JPM Transactions, the Company issued HC LLC Series A-2 Preferred Stock to our consolidated subsidiary, Forest.  See Note 15 – Non-Controlling Interests and Preferred Stock of Subsidiaries.  An embedded derivative was identified in the instrument requiring bifurcation from the host instrument as a derivative to be carried at fair value.  The value of the derivative related to a participation feature upon the sale of the durable medical equipment business.  As of period end, the fair value of this derivative is determined using an option pricing model based on the estimated value of HC LLC derived from a discounted cash flow income approach and a guideline public company market approach.  The key assumptions in applying the valuation approach as of September 30, 2021 include financial forecasts of the durable medical equipment business, a discount rate of 14.5% and a volatility rate of 49.9% (level 3 inputs in accordance with the GAAP fair value hierarchy).  The key assumptions in applying the valuation approach as of June 30, 2021 include financial forecasts of the durable medical equipment business, a discount rate of 14.5% and a volatility rate of 50.4%.  The fair value of the embedded derivative as of September 30, 2021 and June 30, 2021, was $5.3 million and $5.8 million respectively.  Since the HC LLC Series A-2 Preferred Stock are issued to Forest, a consolidated subsidiary, the instruments and their effects on our operations have been eliminated in consolidation and therefore the valuation of the participation feature is reflected as zero within the table above.  However, this valuation does impact our segment results and non-controlling interest accounts.

8. Fixed Assets

The Company’s fixed assets consist of its medical equipment held for rental, furniture and fixtures, and leasehold improvements used in its operations.  The following tables detail the Company’s fixed assets:

(in thousands)	September 30, 2021	June 30, 2021
Property and Equipment
Leasehold improvements	$839	$835
Vehicles	187	172
Computer equipment and software	538	500
Furniture and fixtures	406	422
Sleep study equipment	599	593
	2,569	2,522
Accumulated depreciation	(1,684)	(1,541)
Net carrying amount	$885	$981

Medical Equipment Held for Rental
Medical equipment held for rental	$15,200	$14,933
Accumulated depreciation	(7,970)	(7,542)
Net carrying amount	$7,230	$7,391

The following table reconciles depreciation expense included in the following lines of the condensed consolidated statements of operations to total depreciation expense for each period presented.

	For the three months ended September 30,
(in thousands)	2021	2020
Depreciation and amortization	$143	$164
Cost of durable medical equipment rentals	1,688	1,748
Total depreciation expense	$1,831	$1,912

9. Goodwill and Other Intangible Assets

The Company’s durable medical equipment and investment management segments include identifiable intangible assets acquired through acquisitions in prior years.  Goodwill presented on the consolidated balance sheets consists only of the goodwill acquired as part of the acquisitions of the durable medical equipment businesses.  The Company’s annual impairment assessment date for goodwill and other intangible assets is April 1.

The changes in the carrying value of goodwill are as follows:

	For the three months ended September 30,
(in thousands)	2021	2020
Beginning balance	$50,536	$50,010
Acquisition of businesses	1,927	-
Purchase accounting adjustment	-	-
Ending balance	$52,463	$50,010

The following tables provide details associated with the Company’s identifiable intangible assets subject to amortization (dollar amounts in thousands):

	As of September 30, 2021			As of June 30, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Durable Medical Equipment
Tradename	$9,060	$(2,744)	$6,316	$9,060	$(2,511)	$6,549
Hospital contracts	90	(26)	64	90	(15)	75
Non-compete agreements	990	(578)	412	1,370	(890)	480
	10,140	(3,348)	6,792	10,520	(3,416)	7,104

Investment Management
Investment management agreement	3,900	(2,387)	1,513	3,900	(2,293)	1,607
Assembled workforce	526	(322)	204	526	(309)	217
	4,426	(2,709)	1,717	4,426	(2,602)	1,824

Total	$14,566	$(6,057)	$8,509	$14,946	$(6,018)	$8,928

Aggregate Amortization Expense (in thousands)	2021	2020
For the three months ended September 30,	$419	$426

Estimated Future Amortization Expense (in thousands):
For the nine months ending June 30, 2022	$1,156
For the year ending June 30, 2023	1,469
For the year ending June 30, 2024	1,267
For the year ending June 30, 2025	1,157
For the year ending June 30, 2026	1,095
Thereafter	2,365
Total	$8,509

10. Lessor Operating Leases

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

(in thousands)	September 30, 2021	June 30, 2021
Facilities
Right of use assets	$4,870	$5,121

Current portion of lease liabilities	2,089	1,864
Lease liabilities, net of current portion	3,049	3,532
Total liabilities	$5,138	$5,396

Weighted-average remaining life	3.3 years	3.3 years
Weighted-average discount rate	11.1%	11.0%

Vehicles
Right of use assets	$291	$87

Current portion of lease liabilities	63	29
Lease liabilities, net of current portion	228	58
Total liabilities	$291	$87

Weighted-average remaining life	4.8 years	3.9 years
Weighted-average discount rate	6.5%	9.8%

Equipment
Right of use assets	$23	$33

Current portion of lease liabilities	19	27
Lease liabilities, net of current portion	4	6
Total liabilities	$23	$33

Weighted-average remaining life	1.1 years	1.0 years
Weighted-average discount rate	12.5%	12.5%

As of September 30, 2021, the Company had remaining right of use assets of $5.2 million and lease liabilities of $5.5 million (consisting of $2.2 million in current portion of lease liabilities and $3.3 million in lease liabilities, net of current portion on the condensed consolidated balance sheet) related to the leases discussed herein.

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

Certain operating leases include variable lease costs which are not material and are included in operating lease costs.  Additional details are presented in the following table:

	For the three months ended September 30,
(in thousands)	2021	2020
Facilities
Operating lease cost	$554	$530
Cash paid for operating leases	552	548

Vehicles
Operating lease cost	$13	$7
Cash paid for operating leases	13	7

Equipment
Operating lease cost	$9	$11
Cash paid for operating leases	9	11

The following table summarizes the Company’s undiscounted cash payment obligations for its operating leases:

(in thousands)
For the nine months ending June 30, 2022	$1,672
For the year ending June 30, 2023	1,602
For the year ending June 30, 2024	1,335
For the year ending June 30, 2025	806
For the year ending June 30, 2026	538
Thereafter	143
Total lease payments	$6,096
Imputed interest	(644)
Total lease liabilities	$5,452

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

12. Borrowings

The Company’s subsidiaries’ outstanding borrowings are summarized in the following table:

(in thousands)	Subsidiaries	September 30, 2021	June 30, 2021
Equipment Financing	DME Inc. and subsidiaries	2,969	2,041
Less current portion of capitalized equipment financing		(2,927)	(1,974)
Equipment financing debt, net of current portion		$42	$67

The Company incurred interest expense of $0.01 million and $0.05 million for the three months ended September 30, 2021 and 2020, respectively.

The Company’s aggregate future required principal debt repayments are summarized in the following table:

(in thousands)	Principal Due
For the nine months ending June 30, 2022	$2,927
For the year ending June 30, 2023	42
Total	$2,969

Additional details of each borrowing by operating segment are discussed below.

Durable Medical Equipment

The Corbel Facility was assumed in the acquisition of the durable medical equipment businesses in 2018 and was repaid on December 29, 2020. The Corbel Facility was held by Corbel, a related party, which also holds a non-controlling interest in DME Inc. and HC LLC Series A-1 Preferred Stock.  See Note 6 – Related Party Transactions and Note 15 – Non-Controlling Interests and Preferred Stock of Subsidiaries.

Principal payments and interest expense incurred on the Corbel Facility are summarized in the following table:

	For the three months ended September 30,
(in thousands)	2021	2020
Principal payments	$-	$354
Interest expense	-	661

The Company also assumed a revolving line of credit with Pacific Mercantile Bank (DME Revolver) in the acquisition of the durable medical equipment businesses in 2018.  There were no borrowings outstanding under the DME Revolver at September 30, 2021.  DME Revolver allows for borrowings up to $10 million, subject to a fixed percentage of qualifying accounts receivables and inventories related to the durable medical equipment business operations.  Borrowings under the line of credit are due on November 29, 2022 and accrue interest at a variable rate of the prime rate plus 0.4% per annum.  At September 30, 2021 the interest rate was 3.7%.  Interest is payable monthly in arrears.  The Company has the option to prepay the borrowings without any penalty.

The borrowings under the DME Revolver are collateralized by the assets of the durable medical equipment business and the Company is required to meet certain financial covenants.

The DME Revolver includes covenants that restrict HC LLC’s and its subsidiaries’ business operations to the current business, limit additional indebtedness, liens, asset dispositions and investments, require compliance and maintenance of licenses and government approvals and other customary conditions.  Events of default include the failure to pay amounts when due, bankruptcy, or violation of covenants, including a change in control of HC LLC.  HC LLC. and its subsidiaries on a consolidated basis must also comply with a fixed-charge coverage and leverage ratio financial covenants, which are based in part on the HC LLC. EBITDA levels.  The obligations under the DME Revolver are non-recourse to the Company.

HC LLC’s operating subsidiaries also utilize equipment financing debt to fund certain inventory and equipment purchases from suppliers.  These equipment financing debt agreements are entered into with 3rd party banks and are generally payable in equal installments over terms of one to three years, depending on the nature of the underlying purchases being financed.  The debt is secured by the inventory and equipment, as applicable, of the operating subsidiaries entering into the agreements, and the long-term agreements have implicit interest rates between 7 – 8%.  During the three months ended September 30, 2021 and 2020, the Company financed $2.1 million and $0.4 million, respectively, in inventory and equipment through such financing agreements.

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

Payments and interest expense incurred on the GP Corp. Note are summarized in the following table:

	For the three months ended September 30,
(in thousands)	2021(1)	2020
Principal payments	$-	$-
Interest expense	-	26

(1) Principal and interest amounts incurred after GEG’s purchase of the GP Corp. note are not reported in this table, as they eliminate in consolidation.

13. Convertible Notes

As of September 30, 2021 the total principal balance of Convertible Notes outstanding was $34.3 million including cumulative interest paid-in-kind.  The convertible notes (Convertible Notes) are held by a consortium of investors, including $16.2 million issued to certain related parties.  Such Convertible Notes issued to related parties include:

▪

$6.4 million issued to entities associated with Matthew A. Drapkin, including funds managed by Northern Right Capital Management, L.P. (Northern Right), a significant shareholder.  Mr. Drapkin, a member of the Company’s Board of Directors, is the Chief Executive Officer of Northern Right.

▪	$6.8 million issued to entities associated with Jason W. Reese, including funds managed by ICAM, a significant shareholder. Mr. Reese is the executive chairman of the Company’s Board of Directors.
▪	$0.7 million issued to entities associated with Eric J. Scheyer, a member of the Company’s Board of Directors.
▪	$2.3 million issued to MAST Capital, owner of 7.4% of our outstanding company stock.

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

The embedded conversion feature in the Convertible Notes qualifies for the scope exception to derivative accounting in ASC Topic 815, Derivatives and Hedging, for certain contracts involving a reporting entity’s own equity.  The Company incurred $1.2 million in issuance costs on the original issuance.  The debt issuance costs are being amortized over the 10-year Convertible Notes term and are netted with the principal balance within convertible debt on our condensed consolidated balance sheet.

The Company incurred interest expense of $0.5 million and $0.4 million related to the convertible notes for the three months ended September 30, 2021 and 2020, respectively, inclusive of non-cash interest related to amortization of discount.

14. CARES Act

On December 27, 2020, the Taxpayer Certainty and Disaster Tax Relief Act of 2020 expanded certain benefits made available under the enhanced Coronavirus Aid, Relief, and Economic Security Act, including modifying and extending the Employee Retention Credit (ERC).  As modified, the ERC provides eligible employers with less than 500 employees a refundable tax credit against the employer’s share of social security taxes.  The ERC is equal to 70% of qualified wages paid to employees during calendar 2021 for a maximum credit per employee of $7,000 per employee for each calendar quarter through December 31, 2021.  In addition to claiming ERC’s during the prior fiscal year, the Company claimed ERCs of $2.4 million during the quarter ended September 30, 2021.  Such claimed ERCs not settled prior to quarter end in the amount of $4.0 million are expected to be settled shortly thereafter and are disclosed within prepaid and other current assets on our consolidated balance sheet.  We will continue to monitor our eligibility for this credit during the quarter ending December 31, 2021.

We have accounted for such proceeds as in-substance government grants by analogizing to International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance.

15. Non-Controlling Interests and Preferred Stock of Subsidiaries

Non-Controlling Interests of Subsidiaries

Holders of non-controlling interests in a subsidiary of the Company hold certain rights, which result in the classification of the securities as either liability, temporary equity or permanent equity.  The following table summarizes the non-controlling interests of subsidiary balances on the condensed consolidated balance sheets:

(in thousands)	September 30, 2021	June 30, 2021
HC LLC
Temporary equity	2,844	2,639
Permanent equity	2,844	2,639
Total DME Inc.	5,688	5,278
GEC GP
Permanent equity	(82)	(79)
Consolidated Funds
Permanent equity	4,671	4,228
Forest
Permanent equity	2,744	2,761
Total Non-controlling interests	$13,021	$12,188

The following table summarizes the net income (loss) attributable to the non-controlling interests on the condensed consolidated statements of operations:

	For the three months ended September 30,
(in thousands)	2021	2020
DME Inc.
Temporary equity	-	(46)
Permanent equity	-	(46)
Total DME Inc.	-	(92)
HC LLC
Temporary equity	205	-
Permanent equity	205	-
Total DME Inc.	410	-
GP Corp.
Permanent equity	-	(28)
GEC GP
Permanent equity	(2)	-
Consolidated Funds
Permanent equity	(85)	-
Forest
Permanent equity	(17)	-
FM Holdings
Permanent equity	-	13
Total	$306	$(107)

HC LLC and DME Inc.-Non-Controlling interest classified as temporary equity

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

As a result of the reorganization discussed in Note 6- Related Party Transactions the non-controlling interests in DME Inc. became non-controlling interests in HC LLC on May 31, 2021.

The holder of this non-controlling interest, Corbel, is also the holder of the Series A-1 Preferred Stock and previously was the holder of the Corbel Facility.  See Note 6 – Related Party Transactions and Note 12 – Borrowings.

HC LLC and DME Inc.-Non-controlling interest classified as permanent equity

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

As a result of the reorganization discussed in Note 6- Related Party Transactions the non-controlling interests in DME Inc. became non-controlling interests in HC LLC on May 31, 2021.

GP Corp. – Non-controlling interest classified as permanent equity

In connection with the acquisition of the investment management business in November 2016, the Company issued certain affiliates and employees of the Company a 19.9% interest in GP Corp. During the year ended June 30, 2021, the Company repurchased 18.1% of such interests, leaving a 1.8% non-controlling interest in GP Corp. as of June 30, 2021. The Company’s 98.2% interest in GP Corp. was then exchanged for a direct interest in GP Corp.’s wholly-owned subsidiary, GEC GP.  Following the consummation of the reorganization on June 29, 2021, the Company no longer has an interest in GP Corp.

GEC GP – Non-controlling interest classified as permanent equity

As described above, on June 29, 2021, the Company exchanged its 98.2% interest in GP Corp. for an identical 98.2% direct interest in GP Corp.’s wholly-owned subsidiary, GEC GP.  GEC GP owns the rights to the Profit Sharing Agreement with GECM as well as an intercompany obligation under the GP Corp. Note.

The holder of the non-controlling interest is an employee of GECM and is entitled to participated in the cumulative earnings generated by the IMA.

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

Consolidated Funds – Non-controlling interest classified as permanent equity

As of September 30, 2021, the Company held 68.9% of the capital in the Consolidated Funds.  The remaining capital in the Consolidated Funds is recorded as a non-controlling interest.  These non-controlling interests include affiliated individuals and entities.

FM Holdings – Non-controlling interest classified as permanent equity

In connection with the acquisition of the real estate business in March 2018, the Company issued the former owner a 19.9% interest in FM Holdings.  The real estate business was sold in June 2021.  See Note 4 – Discontinued Operations.

Redeemable Preferred Stock of Subsidiaries

The following table summarizes the preferred stock of subsidiary balances on the condensed consolidated balance sheets (in shares):

	Balance, as of June 30, 2021	Issuance of Preferred Stock	Redemption of Preferred Stock	Balance, as of September 30, 2021
HC LLC
Series A-1 Preferred Stock	10,090	-	-	10,090
Series A-2 Preferred Stock	34,010	-	-	34,010
Total HC LLC	44,100	-	-	44,100
Forest
Forest Preferred Stock	35,010	-	-	35,010
Total	79,110	-	-	79,110

There was no preferred stock activity during the three months ended September 30, 2021.

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

Forest Preferred Stock classified as a liability

In connection with the JPM Transactions, Forest issued 35,010 shares of preferred stock in Forest with a face value of $1,000 per share at issuance.  The preferred shares were sold to JPM in exchange for cash equal to the face value of such shares.  The preferred shares provide for a 9% annual dividend, which is payable quarterly.  The preferred shares are mandatorily redeemable by the Company at their face value of $1,000 per share on December 29, 2027, or at a 0-3% premium decreasing over time based upon the occurrence of certain redemption events prior to December 29, 2027.  The redemption events include the occurrence of an ownership change that triggers an IRC §382 limitation which reduces Forest net operating loss carryforwards to less than $300 million.  The preferred shares are redeemable at any time at the option of Company at a redemption price at face value plus the 0-3% premium then in place.  The preferred shares rank senior and have preference to the common shares of Forest.  The shares are non-voting, do not participate in the earnings of Forest and contain standard protective rights.

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

16. Stockholders’ Equity

Restricted Stock Awards and Restricted Stock Units

During the three months ended September 30, 2021, there were no awards or forfeitures of performance-based restricted stock awards included in the below table and 732,909 remain outstanding as of September 30, 2021.  These restricted stock awards granted have both performance and service requirements in connection with the formation of the investment management business.  The vesting of these awards is subject to a five-year service requirement and an investment management cumulative revenue collection target of $40 million for the five-year period ended November 3, 2021.  In order to recognize compensation expense over the vesting period, the Company estimates the probability of the performance target being met on an on-going basis.  As of September 30, 2021, the Company estimated that approximately 249,802 of the restricted stock awards are probable of vesting under the performance condition.  Subsequent to quarter end, the Compensation Committee of the Board of Directors in its discretion has determined that an aggregate of 580,923 performance shares previously awarded to certain employees have vested.

In addition, during the three months ended September 30, 2021, the Company granted 104,602 service-based restricted stock awards to a director, which vest 25% up-front and annually on a pro-rata basis over the next 3 years subject to service requirements.

Restricted stock units are subject to service requirements.  The Company accounts for forfeitures of the restricted stock units in the period incurred.  During the three months ended September 30, 2021 the Company granted 7,845 and 140,294 shares of restricted stock units to employees and directors, respectively.

The activity of the Company’s restricted stock awards and units for the three months ended September 30, 2021 was as follows:
Restricted Stock Awards and Restricted Stock Units	Restricted Stock (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2021	904	$3.71
Granted	253	2.38
Vested	(130)	2.55
Forfeited	-	-
Outstanding at September 30, 2021	1,027	$3.57

Stock Options

The following table summarizes the Company’s option award activity as of and through September 30, 2021:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2021	2,493	$3.69	4.51	$-
Options granted	18	2.87	-	-
Exercised	-	-	-	-
Forfeited, cancelled or expired	-	-	-	-
Outstanding at September 30, 2021	2,511	$3.69	4.27	$-
Exercisable at September 30, 2021	2,061	$3.65	4.01	$-
Vested and expected to vest as of September 30, 2021	2,511	$3.69	4.27	$-

During the three months ended September 30, 2021 and 2020, the Company recognized total stock-based compensation associated with all restricted stock and stock options of $0.6 million and $0.4 million, respectively.

As of September 30, 2021, the Company had unrecognized compensation costs related to all unvested share awards and options totaling $1.5 million.

During the three months ended September 30, 2021, the Company issued compensation to certain employees in the form of GECC common shares.  The total value of issued shares were $0.8 million, of which $0.2 million vested immediately, and the balance will vest annually pro-rata for the subsequent 3 years.

17. Income Tax

As of June 30, 2021, the Company had net operating loss (NOL) carryforwards for federal and state income tax purposes of approximately $952 million and $198 million, respectively.  The federal NOL carryforwards generated prior to fiscal year 2018 will expire from 2022 through 2037.  The federal NOL carryforwards generated in fiscal year 2018 or later can be carried forward indefinitely.  The California NOL carryforwards of $185 million will expire from 2029 through 2037. The Massachusetts NOL carryforwards of $13 million will expire from 2031 to 2038.

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

The following tables illustrate results of operations by segment:

	For the three months ended September 30, 2021
(in thousands)	Durable Medical Equipment	Investment Management(1)	General Corporate(1)	Intercompany Eliminations(2)	Consolidated Total
Revenue:
Total revenue	$15,555	$983	$243	$(243)	$16,538
Operating costs and expenses:
Cost of durable medical equipment sold and services	(4,060)	-	-	-	(4,060)
Cost of durable medical equipment rentals	(1,850)	-	-	-	(1,850)
Depreciation and amortization	(453)	(109)	-	-	(562)
Non-cash compensation(3)	-	(396)	(372)	-	(768)
Transaction costs(4)	(97)	-	(184)	-	(281)
Other selling, general and administrative	(6,286)	(843)	(1,130)	243	(8,016)
Total operating expenses	(12,746)	(1,348)	(1,686)	243	(15,537)
Other income (expense):
Interest expense	(1,287)	(24)	(1,269)	1,218	(1,362)
Other income (expense)	560	249	875	(1,218)	466
Total other income (expense), net	(727)	225	(394)	-	(896)
Total pre-tax income (loss)	$2,082	$(140)	$(1,837)	$-	$105

	For the three months ended September 30, 2020
(in thousands)	Durable Medical Equipment	Investment Management(1)	General Corporate(1)	Intercompany Eliminations(2)	Consolidated Total
Revenue:
Total revenue	$14,610	$773	$91	$(91)	$15,383
Operating costs and expenses:
Cost of durable medical equipment sold and services	(4,207)	-	-	-	(4,207)
Cost of durable medical equipment rentals	(1,915)	-	-	-	(1,915)
Depreciation and amortization	(463)	(128)	-	-	(591)
Non-cash compensation(3)	-	(194)	(235)	-	(429)
Transaction costs(4)	-	-	(32)	-	(32)
Other selling, general and administrative	(7,771)	(532)	(1,146)	91	(9,358)
Total operating expenses	(14,356)	(854)	(1,413)	91	(16,532)
Other income (expense):
Interest expense	(709)	(26)	(410)		(1,145)
Other income (expense)	(3)	(1,377)	5	-	(1,375)
Total other income (expense), net	(712)	(1,403)	(405)	-	(2,520)
Total pre-tax income (loss)	$(458)	$(1,484)	$(1,727)	$-	$(3,669)

(1)

Previously reported non-operating activity including dividend income and unrealized gains/losses related to managed investments has been reclassified from General Corporate to Investment Management to conform with current segment organization.

(2)

The Company’s wholly-owned subsidiary, DME Manager, provides advisory services to HC LLC (formerly to DME, Inc.). and receives consulting fees from for those services.  DME Manager is part of general corporate operations while HC LLC. is part of the durable medical equipment segment.  The corresponding expense to HC LLC. and revenue to DME Manager are eliminated in consolidation.  Beginning December 29, 2020, DME Manager also provides advisory services to Forest and receives a consulting fee from Forest for those services.  Both DME Manager and Forest are part of general corporate operations, and the corresponding revenue and expense are eliminated in consolidation.  Additionally, Forest owns Series A-1 Preferred Stock and Series A-2 Preferred Stock of HC LLC.  Forest is part of general corporate operations while HC LLC is part of the durable medical equipment segment.  The corresponding interest expense to HC LLC and interest income to Forest are eliminated in consolidation.

(3)

Non-cash compensation includes stock-based compensation and compensation in the form of stock in portfolio companies held by the Company.  Non-cash compensation attributable to the investment management segment is included in investment management expenses in the condensed consolidated statements of operations.  Non-cash compensation attributable to the general corporate segment is included in selling, general and administrative expense in the condensed consolidated statements of operations.

(4)

Transaction costs, which consist of legal and other professional services incurred in connection with consummated and unconsummated transactions, are included in selling, general and administrative expense in the condensed consolidated statements of operations.

The following tables illustrate assets by segment:

	As of September 30, 2021
(in thousands)	Durable Medical Equipment	Investment Management	General Corporate	Total
Fixed assets, net	$8,093	$21	$1	$8,115
Identifiable intangible assets, net	6,792	1,717	-	8,509
Goodwill	52,463	-	-	52,463
Other assets	20,872	49,387	21,774	92,033
Total	$88,220	$51,125	$21,775	$161,120

	As of June 30, 2021
(in thousands)	Durable Medical Equipment	Investment Management	General Corporate	Total
Fixed assets, net	$8,349	$21	$2	$8,372
Identifiable intangible assets, net	7,104	1,824	-	8,928
Goodwill	50,536	-	-	50,536
Other assets	21,150	66,907	5,976	94,033
Total	$87,139	$68,752	$5,978	$161,869

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

Our durable medical equipment business specializes in the distribution of respiratory care equipment, including positive air pressure equipment and supplies, ventilators and oxygen equipment, and provides sleep study services.

Our investment management business manages a business development company, Great Elm Capital Corp. (GECC), a credit-focused private fund, Great Elm Opportunities Fund I, LP, a Special Purpose Acquisition Company (SPAC)-focused fund, Great Elm SPAC Opportunity Fund, LLC, and separate accounts for an institutional investor.  The combined assets under management of these entities at September 30, 2021 was approximately $291.9 million.

The operations of our general corporate segment encompass our corporate headquarters operations, in addition to management consulting services provided to certain of our subsidiaries.

We continue to explore other opportunities in the durable medical equipment and investment management sectors, as well as opportunities in other areas that we believe provide attractive risk-adjusted returns on invested capital.  As of the date of this report, we have not entered into any binding commitments to make additional acquisitions or investments in any of these areas.

As of June 30, 2021, we had $952 million of net operating loss (NOL) carryforwards for federal income tax purposes.

Discontinued Operations

We launched our real estate business in March 2018 with an investment in a majority-interest in two Class A office buildings totaling 257,000 square feet situated on 17 acres of land in Fort Myers, Florida (collectively, the Property).  The Property was fully-leased, on a triple-net basis, to a single tenant through March 31, 2030.  In June 2021, we sold the real estate business.  Previously reported financial information has been recast to present the activities of the real estate business within discontinued operations, and the assets and liabilities of the real estate business as assets and liabilities of discontinued operations.

Holding Company Reorganization

On December 29, 2020, Great Elm Group, Inc. (the Company or GEG) completed a reorganization of the Company’s corporate structure (the Holding Company Reorganization), where Great Elm Capital Group, Inc. (GEC) changed its name to Forest Investments, Inc. (Forest) and became a wholly owned subsidiary of a new holding company, the Company.  Outstanding shares of Forest under the ticker symbol “GEC” were automatically converted into shares of common stock of Great Elm Group, Inc., ticker symbol “GEG.”  Forest common stock was then delisted from the NASDAQ Global Select Market and subsequently deregistered under Section 12(b) of the Exchange Act.  The Reorganization is intended to be a tax-free transaction for U.S. federal income tax purposes for the Company’s shareholders.

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
•

Forest distributed to the Company, its sole stockholder, all of the assets and liabilities of Forest other than certain excluded assets and related liabilities, including Forest’s real estate business, and a preferred investment in the Company’s durable medical equipment business; and

•

JPM acquired 20% of Forest’s common stock for a purchase price of $2.7 million.  The Company’s wholly-owned subsidiary, Great Elm DME Manager, LLC (DME Manager), concurrently entered into an agreement with Forest to provide advisory services in exchange for annual consulting fees of $0.45 million.

(each collectively noted above, the JPM Transactions).

Using proceeds from the JPM Transactions, DME Inc. paid off the term loan with Corbel (the Corbel Facility).

COVID-19

During the three months ended September 30, 2021, the Company continued to experience suppressed revenues relative to its pre-pandemic expectations due to the continuing impact of the COVID-19 pandemic.  In particular, the investment management business continues to experience reduced assets under management in our managed portfolios as compared to pre-pandemic levels.  COVID-19 may continue to impact such managed portfolios as well as the value of the shares of GECC held by the Company in the future.  In addition, the durable medical equipment business continues to experience a suppressed referral pipeline for sleep studies and durable medical equipment set-ups.  In addition, indirectly attributable to the COVID-19 pandemic the durable medical equipment industry has been impacted by global supply chain challenges most notably shortages in semiconductor microchips. These shortages have impacted our ability to purchase positive air pressure (PAP) devices during the most recent quarter in accordance with our normal procurement process.  Although we were able to meet patient demand for such devices during the quarter, our on-hand inventory of PAP devices decreased during the quarter.  The impact of COVID-19 continues to evolve and its duration and ultimate disruption to the Company’s customers and to its operations cannot be estimated at this time. However, the Company expects to continue to experience decreased durable medical equipment rental revenues in the near future due to the reduction in new patient set-ups during the pandemic and due to the supply chain issues noted above. Should the disruption continue for an extended period of time, the impact could have a more severe adverse effect on our business and operations.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires our management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  These items are monitored and analyzed by our management for changes in facts and circumstances, and material changes in these estimates could occur in the future.  During the three months ended September 30, 2021, we did not make material changes in our critical accounting policies or underlying assumptions as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 as it relates to recurring transactions, except as follows:

On July 1, 2021 the Company adopted the Financial Accounting Standards Board’s Accounting Standard Update 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by eliminating certain separation models.  Under the full retrospective method of adoption, previously reported financial information has been recast to reflect the adoption of this accounting standard in those periods.

Results of Operations

The following discussion reflects the historical performance of our two business operating segments and general corporate.

The following table provides the results of our consolidated operations:

	For the three months ended September 30,
	2021	Percent Change	2020
Revenue:
Total revenue	$16,538	8%	$15,383
Operating costs and expenses:
Cost of goods sold	(4,060)	(3)%	(4,207)
Cost of rentals	(1,850)	(3)%	(1,915)
Other selling, general and administrative	(9,065)	(8)%	(9,819)
Depreciation and amortization	(562)	(5)%	(591)
Total operating expenses	(15,537)		(16,532)
Operating income (loss)	1,001		(1,149)
Other income (expense):
Interest expense	(1,362)	19%	(1,145)
Other income (expense)	466	(134)%	(1,375)
Total other expense, net	(896)		(2,520)
Total pre-tax income (loss)	$105		$(3,669)

Revenue

Revenues for the three months ended September 30, 2021 increased $1.2 million as compared to the corresponding period in the prior year.  The increase is primarily attributable to a $1.0 million increase in durable medical equipment revenues.  The growth reflects revenue contributions from the acquisitions of Advanced Medical DME, LLC and PM Sleep Lab, LLC (collectively, AMPM) in March 2021 and of MedOne Healthcare LLC (MedOne) in August 2021.  In addition, we noted organic growth in resupply sales within the durable medical equipment business, which was partially offset by decreases in durable medical equipment rentals due to the continued suppressed referral pipeline for new equipment set-ups. Investment management revenues also increased $0.2 million related to increases in assets under management as compared to the prior period.

Operating costs and expenses

Operating costs for the three months ended September 30, 2021 decreased $1.0 million as compared to the corresponding period in the prior year. The decrease is primarily related to $2.4 million in Employee Retention Credits claimed during the quarter under the enhanced Coronavirus Aid, Relief, and Economic Security Act (CARES Act).  This decrease was partially offset by increases of $0.8 million in other durable medical equipment costs primarily related to the operations of AMPM and MedOne, and $0.8 million in investment management expenses primarily related to increased compensation.

Other income (expense)

Interest expense increased by $0.2 million for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, due to current period interest on the $37.0 million face value externally-held preferred stock in Forest and HC LLC which were issued in December 2020.  In conjunction with the issuance of this preferred stock, we extinguished the Corbel Facility which had $24.8 million in principal outstanding on September 30, 2020.

Other income and expense for the three months ended September 30, 2021 and 2020 primarily consisted of dividend income and net unrealized gains and losses on the Company’s investment in GECC and private funds which is discussed in more detail under “—Investment Management” below.

Durable Medical Equipment Business

The key metrics of our durable medical equipment business include:

▪	Patients and setup growth – which drives revenue growth and takes advantage of scalable operations; and
▪	Earnings before interest, taxes, depreciation and amortization (EBITDA)

The following table provides the results of our durable medical equipment business:

	For the three months ended September 30,
(in thousands)	2021	Percent Change	2020
Revenue:
Total revenue	$15,555	6%	$14,610
Operating costs and expenses:
Cost of goods sold	(4,060)	(3)%	(4,207)
Cost of rentals	(1,850)	(3)%	(1,915)
Transaction costs	(97)	-%	-
Other selling, general and administrative	(6,286)	(19)%	(7,771)
Depreciation and amortization	(453)	(2)%	(463)
Total operating expenses	(12,746)		(14,356)
Other income (expense):
Interest expense	(1,287)	82%	(709)
Other income (expense)	560	NM	(3)
Total other expense, net	(727)		(712)
Operating income (loss):
Total pre-tax income (loss)	$2,082		$(458)

Durable Medical Equipment Revenue

For the three months ended September 30, 2021, revenues from the sale of medical equipment and sleep study services were $8.7 million and $1.3 million, respectively, while for the three months ended September 30, 2020, such revenues were $8.0 million and $1.2 million, respectively.  The increases are primarily attributable to contributions from the acquisitions of AMPM in March 2021 and of MedOne in August 2021 as well as organic growth in resupply sales.

For the three months ended September 30, 2021, rental revenue was $5.5 million as compared to $5.4 million for the three months ended September 30, 2020.  This decrease is due primarily to reduced referral pipelines for new equipment set-ups during the ongoing COVID-19 pandemic, which are customarily driven by in-house or external sleep studies.  The contributions of AMPM and MedOne were mostly offset by overall decreases in durable medical equipment rentals due to the continued suppressed referral pipeline for new equipment set-ups.

Durable Medical Equipment Operating Costs and Expenses

Cost of goods sold includes inventory costs for medical equipment sold and direct costs associated with running sleep study services, including staff compensation to perform the studies and the purchase of supplies used in the studies.  Cost of rentals includes depreciation on medical equipment held for lease and costs related to maintenance expenses.  The favorable margins as compared to the prior period are primarily due to favorable negotiated volume pricing with strategic vendors.

General and administrative expenses consist of employee-related, facility-related, freight and shipping, information technology and other costs.  For the three months ended September 30, 2021, these amounts are net of government stimulus received under the CARES Act of $2.3 million related to employee retention tax credits.  Excluding such stimulus, employee-related costs were $6.1 million and $5.2 million for the three months ended September 30, 2021 and 2020, respectively. The increase in employee related costs is primarily due to additional payroll-related costs relating to acquired AMPM and MedOne employees.  Facility-related expenses of $0.8 million and freight and shipping costs of $0.4 million remained consistent in the comparative periods. Information technology costs were $0.6 million and $0.5 million, respectively, with increases due to the AMPM and MedOne acquisitions.  Other costs were $0.7 million and $0.9 million, respectively, primarily consisting of professional fees.  Other costs were benefited in the current period by $0.2 million related to change in fair value of contingent consideration.

Transaction costs increased for the three months ended September 30, 2021 of $0.1 million primarily relate to one-time expenses incurred in the acquisition of MedOne, whereas no acquisitions were noted in the prior period.

Depreciation and amortization includes the depreciation of fixed assets, excluding depreciation on the equipment held for rental, which is included in the cost of rentals, and amortization of the intangible assets resulting from the acquisition of the durable medical equipment businesses.  Depreciation and amortization for the three months ended September 30, 2021 and 2020 remained consistent at $0.5 million.

Durable Medical Equipment Other Expenses

The increase in interest expense for the three months ended September 30, 2021 as compared to the corresponding period in the prior year is attributable primarily to higher outstanding principal balances of the HC LLC preferred stock of $44.1 million as compared to $25.3 million outstanding under the Corbel Facility and DME Revolver (as defined below) as of September 30, 2020.

During the three months ended September 30, 2021, the Company recognized a $0.5 million benefit within the durable medical equipment business related to the recurring fair value adjustment of an embedded derivative in the HC LLC Series A-2 preferred stock issued to Forest.  This has an off-setting impact in our General Corporate activity and eliminates in consolidation.

Investment Management Business

The key metrics of our investment management business are:

•	Assets under management ― which provides the basis on which our management fees and performance milestones for vesting of certain equity awards are based; and
•	Investment performance ― on which our incentive fees (if any) are based and on which we are measured against our competition.

The following table provides the results of our investment management business:

	For the three months ended September 30,
(in thousands)	2021	Percent Change	2020
Revenue:
Total revenue	$983	27%	$773
Operating costs and expenses:
Non-cash compensation	(396)	104%	(194)
Transaction Costs	-	-%	-
Other general and administrative	(843)	58%	(532)
Depreciation and amortization	(109)	(15)%	(128)
Total operating expenses	(1,348)		(854)
Other income (expense):
Interest expense	(24)	(8)%	(26)
Other income (expense)	249	(118)%	(1,377)
Total other expense, net	225		(1,403)
Operating income (loss):
Total pre-tax income (loss)	$(140)		$(1,484)

Investment Management Revenue

Investment management revenues include management fees and administrative fees.  For the three months ended September 30, 2021 and 2020, management fees were $0.9 million and $0.6 million, respectively, and administrative fees were $0.1 million and $0.2 million, respectively.  The increase in management fees for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 is attributable to increases in the average assets on which such fees are calculated through growth of GECC and GESOF.

Investment Management Costs and Expenses

Non-cash compensation compensation was impacted by annual awards granted in September 2021, whereas no awards were granted to the investment team in the prior year.  Other general and administrative costs consist primarily of professional fees, facilities and other overhead costs, and payroll and related costs, excluding stock-based compensation.  The increase in general and administrative costs for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, is primarily attributable to an increase in allocated payroll costs and consulting fees.

Investment Management Other Income (Expense)

Other income and expense primarily consisted of dividend income and net realized and unrealized losses on the Company’s investment in GECC and the net realized and unrealized losses of consolidated funds.  Dividend income from GECC for the three months ended September 30, 2021 and 2020 was $0.6 million and $0.5 million, respectively. We recognized net realized and unrealized losses on our investment in GECC and the investments of the consolidated funds of $0.3 million for the three months ended September 30, 2021 as compared to net unrealized loss of $1.9 million on our investment in GECC for the three months ended September 30, 2020.  We mark-to-market our investment in GECC and underlying investments of consolidated funds by reference to the closing price of related investments on Nasdaq or other exchanges, as applicable, as of each period end.

Interest expense for the three months ended September 30, 2021 remained consistent with the three months ended September 30, 2020

General Corporate

The following table provides the results of our general corporate activities:

	For the three months ended September 30,
(in thousands)	2021	Percent Change	2020
Revenue:
Total revenue	$243	167%	$91
Operating costs and expenses:
Non-cash compensation	(372)	58%	(235)
Transaction costs	(184)	475%	(32)
Other general and administrative	(1,130)	(1)%	(1,146)
Depreciation and amortization	-	-%	-
Total operating expenses	(1,686)		(1,413)
Other income (expense):
Interest expense	(1,269)	210%	(410)
Other income (expense)	875	NM	5
Total other income (expense), net	(394)		(405)
Operating income (loss):
Total pre-tax income (loss)	$(1,837)		$(1,727)

General Corporate Revenue

For the three months ended September 30, 2020, all revenue was derived from fees earned by DME Manager, which provides consulting services to DME Inc.  In addition to this revenue, the three months ended September 30, 2021, revenue includes $0.1 million in fees earned by DME Manager relating to consulting services provided to Forest.

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

Non-cash compensation, increased $0.1 million for the three months ended September 30, 2021 as compared to the corresponding period in the prior year.  The increase was due primarily to the election of directors to receive their compensation in the form of shares instead of cash, which had a corresponding decrease in other general and administrative costs.

The decrease in other general and administrative costs for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 is primarily attributable to the impact of director stock-based compensation discussed above.

Other Income (Expense)

Interest expense for the three months ended September 30, 2021 consists primarily of interest on the convertible notes, as well as on Forest Preferred Stock, which was issued in December 2020.  The corresponding periods in the prior year does not include interest on the Forest Preferred Stock, as it was not outstanding in the prior period.

Other income (expense) during the current year is comprised of intercompany interest income of $1.2 million related to Forest's investments in HC LLC preferred stock, and $0.2 million in dividends and unrealized gains on our investment in Monomoy Properties, LLC. This amount is partially offset by a $0.5 million charge related to changes in the valuation of the embedded derivative. This income has corresponding charges in the durable medical equipment business and such impacts are eliminated in consolidation. Since the preferred stock was issued in December 2020, there is no corresponding activity in the prior year.

Income Taxes

As of June 30, 2021, the Company had NOL carryforwards for federal and state income tax purposes of approximately $952 million and $198 million, respectively.  The federal NOL carryforwards generated prior to fiscal year 2018 will expire from 2022 through 2037.  The federal NOL carryforwards generated in fiscal year 2018 or later can be carried forward indefinitely.  The California NOL carryforwards of $185 million will expire from 2029 through 2037.  The Massachusetts NOL carryforwards of $13 million will expire from 2031 to 2038.     The state NOL carryforwards will expire from 2029 through 2038.  The Company assesses NOL carryforwards based on taxable income on an annual basis.

Liquidity and Capital Resources

Cash Flows

Cash flows used in operating activities for the three months ended September 30, 2021 were $1.0 million.  The net cash outflow was primarily the result of our net loss of $0.1 million, along with a decrease in prepaid assets of $1.4 million, an increase of deferred revenues of $1.2 million due to the ERC during the period, $0.7 million in net purchases of investments within our consolidated funds and $0.6 million due to the timing of cash payments and receipts within our receivables and payables.  These outflows were partially offset by non-cash inflows of $2.2 million related to depreciation and amortization and $0.6 million in stock-based compensation.

Cash flows provided by operating activities for the three months ended September 30, 2020 were $1.2 million.  The net cash inflow in our continuing operations was primarily the result of our net loss from continuing operations of $3.8 million offset by non-cash charges of $2.8 million, along with unrealized loss on investments of $1.9 million.  Additional fluctuations in these accounts are due to the timing of cash payments and cash receipts in the normal course of business.

Cash flows used in investing activities for the three months ended September 30, 2021 were $3.2 million.  The net cash outflow primarily consisted of $1.3 million due to acquisition of MedOne, along with $2.5 million of purchases of capital equipment, partially offset by $0.6 million in proceeds from sales of equipment held for rental and disposal of property and equipment

Cash flows used in investing activities for the three months ended September 30, 2020 were $15.0 million.  The net cash outflow primarily consisted of $13.6 million due to the participation of the Rights Offering of GECC.  Additionally, there was $1.6 million in purchases of equipment for rental partially offset by $0.2 million in proceeds from sale of equipment held for rental and disposal of property and equipment.

Cash flows provided by financing activities for the three months ended September 30, 2021 were $1.6 million which primarily consisted of proceeds from equipment financing of $2.1 million and capital contributions to our consolidated funds of $0.5 million, partially offset by principle payments of the equipment financing totaling $1.2 million.

Cash flows provided by financing activities for the three months ended September 30, 2020 were $4.3 million which consisted of net principal payments on durable medical equipment debt of $4.3 million.

Financial Condition

As of September 30, 2021, we had an unrestricted cash balance of $21.8 million.  We also hold 5,484,669 shares of GECC common stock with an estimated fair value of $19.1 million as of September 30, 2021.

We intend to make acquisitions or investments that we believe will result in the investment of all of our liquid financial resources, to issue equity securities and to incur indebtedness.  If we are unsuccessful at raising additional capital resources, through either debt or equity, it is unlikely we will be able execute our strategic growth plan.

Borrowings

As of September 30, 2021, the Company had $34.3 million face value in convertible notes outstanding.  The convertible notes are held by a consortium of investors, including related parties.  The convertible notes accrue interest at 5.0% per annum, payable semiannually in arrears on June 30 and December 31, in cash or in kind at the option of the Company.

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

As of September 30, 2021, JPM held $35.0 million face value in shares of Forest Preferred Stock. The shares provide for a 9% annual dividend, which is payable quarterly.  The shares are mandatorily redeemable by the Company at their face value of $1,000 per share on December 29, 2027, or at a 0-3% premium decreasing over time based upon the occurrence of certain redemption events prior to December 29, 2027.  The redemption events include the occurrence of an ownership change that triggers an IRC § 382 limitation which reduces Forest’s net operating loss carryforwards to less than $300 million.  The shares are redeemable at any time at the option of Company at a redemption price at face value plus the 0-3% premium then in place.  The shares rank senior and have preference to the common shares of Forest.  The shares are non-voting, do not participate in the earnings of Forest and contain standard protective rights.

As of September 30, 2021, Corbel and VHG, both related parties, held a combined $2.0 million in face value of shares of HC LLC Series A-1 Preferred Stock. The shares provide for a 9% annual dividend, which is payable quarterly.  The shares are mandatorily redeemable by the Company at their face value of $1,000 per share on the earlier of certain redemption events or December 29, 2027.  The redemption events include a bankruptcy, change in control or sale of the durable medical equipment business.  The shares are redeemable at any time at the option of Company at a redemption price equal to face value.  The shares rank senior and have preference to the common shares of HC LLC.  The shares are non-voting, do not participate in the earnings of HC LLC and contain standard protective rights.

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

The Company has a credit facility with Pacific Mercantile Bank that accrues interest at the prime rate plus 0.4% (at September 30, 2021, the effective rate was 3.7%) through maturity on November 29, 2022 (the DME Revolver).  The DME Revolver allows for borrowings up to $10 million.  The DME Revolver requires monthly interest payments.  The DME Revolver is secured by all of the assets of the durable medical equipment business and the Company is required to meet certain financial covenants.  The DME Revolver was not drawn as of September 30, 2021.

The DME Revolver includes covenants that restrict HC LLC. business operations to its current business, limit additional indebtedness, liens, asset dispositions and investments, require compliance and maintenance of licenses and government approvals and other customary conditions.  Events of default include the failure to pay amounts when due, bankruptcy, or violation of covenants, including a change in control of HC LLC.  HC LLC must also comply with a fixed-charge coverage and leverage ratio financial covenants, which are based in part on the HC LLC EBITDA levels.  The Company was in compliance with all material covenants and restrictions at September 30, 2021

HC LLC’s operating subsidiaries also utilize equipment financing debt to fund certain inventory and equipment purchases from suppliers.  These equipment financing debt agreements are entered into with 3rd party banks and are generally payable in equal installments over terms of one to three years, depending on the nature of the underlying purchases being financed.  The debt is secured by the inventory and equipment, as applicable, of the operating subsidiaries entering into the agreements, and the long-term agreements have implicit interest rates between 7 – 8%.  As of September 30, 2021, the Company had $3.0 million in equipment financing debt outstanding.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the market risks discussed in Item 7A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Item 4. Controls and Procedures.

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021.  Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that the information we are required to disclose in reports that we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure.  Our CEO and CFO participated in this evaluation and concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting for the quarter ended September 30, 2021, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

No changes required to be disclosed.

Item 1A. Risk Factors.

We have disclosed the risk factors affecting our business, financial condition and operating results in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.  There have been no material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On November 9, 2021, the Compensation Committee of the Board of Directors in its discretion has determined that an aggregate of 580,923 performance shares previously awarded to certain employees have vested, included 220,923 performance shares to each of Peter Reed, our Chief Executive Officer, and Adam Kleinman, our President and Chief Operating Officer.

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

101

Materials from the Great Elm Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in inline Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-Controlling Interest, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related Notes to the Condensed Consolidated Financial Statements, tagged in detail (furnished herewith).

104	The cover page from the Great Elm Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in inline XBRL (included as Exhibit 101).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT ELM GROUP, INC.

Date: November 12, 2021	/s/ Peter A. Reed
Peter A. Reed
Chief Executive Officer

Date: November 12, 2021	/s/ Brent J. Pearson
Brent J. Pearson
Chief Financial Officer