Form 10-Q
period 2021-12-31
Great Elm Group, Inc.
filed 2022-02-10
CIK 1831096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

As of February 4, 2022, there were 27,454,599 shares of the registrant’s common stock outstanding.

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as of December 31, 2021 and June 30, 2021	3
	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2021 and 2020	4
	Unaudited Condensed Consolidated Statement of Stockholders’ Equity and Contingently Redeemable Non-Controlling Interest for the three and six months ended December 31, 2021	5
	Unaudited Condensed Consolidated Statement of Stockholders’ Equity and Contingently Redeemable Non-Controlling Interest for the three and six months ended December 31, 2020	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2021 and 2020	7
	Unaudited Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54
Item 4.	Controls and Procedures	54

PART II. OTHER INFORMATION		54

Item 1.	Legal Proceedings	54
Item 1A.	Risk Factors	54
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 3.	Defaults Upon Senior Securities	55
Item 4.	Mine Safety Disclosures	55
Item 5.	Other Information	55
Item 6.	Exhibits	55

SIGNATURES		56

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

▪	our ability to continue to develop and grow our durable medical equipment and investment management businesses;
▪	our ability to raise capital to fund our business plan;
▪	our ability to make acquisitions and manage any businesses we may acquire;
▪	conditions in the equity capital markets and debt capital markets as well as the economy generally, including interest rate volatility and inflationary pressures;
▪	our ability to maintain the security of electronic and other confidential information;
▪	serious disruptions and catastrophic events, including the impact of the novel coronavirus (COVID‑19) pandemic on the global economy;
▪	the impact of on-going or worsening supply chain challenges;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Great Elm Group, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

Dollar amounts in thousands (except per share data)

ASSETS	December 31, 2021	June 30, 2021
Current assets:
Cash and cash equivalents	$24,956	$24,382
Accounts receivable	5,271	6,518
Related party receivables	1,345	1,665
Investments, at fair value (cost $44,647 and $45,326, respectively)	22,286	24,044
Inventories	913	1,066
Prepaid and other current assets	1,634	3,791
Assets of Consolidated Funds
Investments, at fair value (cost $26,758 and $26,814, respectively)	26,447	26,490
Prepaid expenses and other assets	89	578
Total current assets	82,941	88,534
Property and equipment, net	738	981
Equipment held for rental, net	6,893	7,391
Identifiable intangible assets, net	8,110	8,928
Goodwill	52,463	50,536
Right of use assets	4,737	5,241
Other assets	255	258
Total assets	$156,137	$161,869
LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,405	$5,521
Accrued expenses and other liabilities	5,841	6,955
Deferred revenue	2,155	4,438
Current portion of lease liabilities	1,986	1,920
Current portion of capitalized equipment financing	2,571	1,974
Liabilities of Consolidated Funds- accrued expenses and other	12,265	12,197
Total current liabilities	30,223	33,005
Lease liabilities, net of current portion	3,011	3,596
Convertible notes (face value $35,205 and $34,346, respectively, including $16,637 and $16,231, respectively, held by related parties)	34,249	33,333
Equipment financing debt, net of current portion	17	67
Redeemable preferred stock of subsidiaries (held by related parties, face value $37,018)	35,639	35,529
Other liabilities	348	915
Total liabilities	103,487	106,445
Commitments and Contingencies (Note 18)
Contingently redeemable non-controlling interest	2,948	2,639
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 authorized and zero outstanding	-	-
Common stock, $0.001 par value; 350,000,000 shares authorized and 26,968,632 shares issued and 26,815,181 outstanding at December 31, 2021; and 26,613,913 shares issued and 25,948,100 outstanding at June 30, 2021	27	26
Additional paid-in-capital	3,309,325	3,307,613
Accumulated deficit	(3,268,841)	(3,264,403)
Total Great Elm Group, Inc. stockholders' equity	40,511	43,236
Non-controlling interests	9,191	9,549
Total stockholders' equity	49,702	52,785
Total liabilities, non-controlling interest and stockholders' equity	$156,137	$161,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

Dollar amounts in thousands (except per share data)

	For the three months ended December 31,		For the six months ended December 31,
	2021	2020	2021	2020
Revenues:
Durable medical equipment sales and services revenue	$10,277	$9,544	$20,353	$18,757
Durable medical equipment rental income	5,451	4,999	10,930	10,396
Investment management revenues	1,021	760	2,004	1,533
Total revenues	16,749	15,303	33,287	30,686

Operating costs and expenses:
Cost of durable medical equipment sold and services	4,309	4,703	8,369	8,910
Cost of durable medical equipment rentals(1)	1,734	1,621	3,584	3,536
Durable medical equipment other operating expenses(2)	8,540	8,070	14,793	15,750
Investment management expenses	1,969	916	3,156	1,642
Depreciation and amortization	552	591	1,114	1,181
Selling, general and administrative(3)	1,465	1,315	3,038	2,728
Expenses of Consolidated Funds	45	8	97	8
Total operating costs and expenses	18,614	17,224	34,151	33,755
Operating loss	(1,865)	(1,921)	(864)	(3,069)
Dividends and interest income	644	1,325	1,297	1,854
Net realized and unrealized (loss) gain on investments	(1,821)	2,560	(1,835)	658
Net realized and unrealized gain on investments of Consolidated Funds	194	66	5	66
Interest expense	(1,362)	(1,102)	(2,724)	(2,246)
Loss on extinguishment of debt	-	(1,866)	-	(1,866)
Other income, net	(14)	33	2	30
Loss from continuing operations, before income taxes	(4,224)	(905)	(4,119)	(4,573)
Income tax benefit (expense)	65	50	66	(49)
Loss from continuing operations	(4,159)	(855)	(4,053)	(4,622)
Discontinued operations:
Income from discontinued operations, net of tax	-	72	-	138
Net loss	$(4,159)	$(783)	$(4,053)	$(4,484)
Less: net income (loss) attributable to non-controlling interest, continuing operations	79	(614)	385	(734)
Less: net income attributable to non-controlling interest, discontinued operations	-	17	-	30
Net loss attributable to Great Elm Group, Inc.	$(4,238)	$(186)	$(4,438)	$(3,780)
Basic and diluted income (loss) per share from:
Continuing operations	$(0.16)	$(0.01)	$(0.17)	$(0.15)
Discontinued operations	-	0.00	-	0.00
Net loss	$(0.16)	$(0.01)	$(0.17)	$(0.15)
Weighted average shares outstanding
Basic	26,462	25,678	26,222	25,626
Diluted	26,462	25,678	26,222	25,626
(1) Includes depreciation expense of:	1,597	1,457	3,285	3,205
(2) Net of CARES Act Stimulus of:	-	-	2,321	-
(3) Net of CARES Act Stimulus of:	-	-	84	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-controlling Interest (Unaudited)

Dollar and share amounts in thousands

Dollar and share amounts in thousands	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Group, Inc. Stockholders'	Non- controlling	Total Stockholders'	Contingently Redeemable Non-controlling
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
BALANCE, June 30, 2021	25,948	$26	$3,307,613	$(3,264,403)	$43,236	$9,549	$52,785	$2,639
Net loss	-	-	-	(200)	(200)	101	(99)	205
Issuance of interests in Consolidated Funds, net	-	-	-	-	-	527	527	-
Issuance of common stock related to vesting of restricted stock	145	0	-	-	-	-	-	-
Stock-based compensation	-	-	581	-	581	-	581	-
BALANCE, September 30, 2021	26,093	$26	$3,308,194	$(3,264,603)	$43,617	$10,177	$53,794	$2,844
Net loss	-	-	-	(4,238)	(4,238)	(24)	(4,262)	104
Redemption of interests in Consolidated Funds, net	-	-	-	-	-	(962)	(962)	-
Issuance of common stock related to vesting of restricted stock	722	1	-	-	1	-	1	-
Stock-based compensation	-	-	1,131	-	1,131	-	1,131	-
BALANCE, December 31, 2021	26,815	$27	$3,309,325	$(3,268,841)	$40,511	$9,191	$49,702	$2,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-controlling Interest (Unaudited)

Dollar and share amounts in thousands

	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Group, Inc. Stockholders'	Non- controlling	Total Stockholders'	Contingently Redeemable Non-controlling
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
BALANCE, June 30, 2020	25,530	$26	$3,305,963	$(3,257,144)	$48,845	$3,886	$52,731	$3,890
Net loss	-	-	-	(3,594)	(3,594)	(61)	(3,655)	(46)
Issuance of common stock related to vesting of restricted stock	116	0	-	-	-	-	-	-
Stock-based compensation	-	-	429	-	429	-	429	-
BALANCE, September 30, 2020	25,646	$26	$3,306,392	$(3,260,738)	$45,680	$3,825	$49,505	$3,844
Net loss	-	-	-	(187)	(187)	(305)	(492)	(291)
Issuance of common stock related to vesting of restricted stock	45	0	-	-	-	-	-	-
Distributions to non-controlling interest holders of DME, Inc.	-	-	-	-	-	(985)	(985)	(985)
Issuance of Forest common stock	-	-	-	-	-	2,700	2,700	-
Stock-based compensation	-	-	285	-	285	-	285	-
BALANCE, December 31, 2020	25,691	26	3,306,677	(3,260,925)	45,778	5,235	51,013	2,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Dollar amounts in thousands

	For the six months ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,053)	$(4,484)
Net income from discontinued operations	-	(138)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,399	4,386
Stock-based compensation	1,712	714
Sales of investments by Consolidated Funds	4,733	-
Purchases of investments by Consolidated Funds	(5,106)	(3,320)
Stock dividends received	(99)	(1,418)
Unrealized gain on investments from Consolidated Funds	(12)	(66)
Realized loss on investments from Consolidated Funds	7	-
Unrealized (gain) loss on investments	1,182	(658)
Realized loss on investments	653	-
Non-cash interest and amortization of debt issuance costs	1,038	1,424
Deferred tax expense (benefit) related to continuing operations	(71)	28
Other non-cash expense, net	780	803
Gain on sale of equipment held for rental	(135)	(146)
Change in fair value of contingent consideration	(449)	-
Changes in operating assets and liabilities:
Related party receivable	224	(320)
Accounts receivable	1,247	394
Inventories	153	503
Prepaid assets, deposits, and other assets	2,648	(260)
Operating leases	(796)	(818)
Deferred revenues	(2,282)	(280)
Accounts payable, accrued liabilities and other liabilities	(2,663)	1,245
Net cash provided by (used in) operating activities- continuing operations	3,110	(2,411)
Net cash provided by operating activities-discontinued operations	-	735
Net cash provided by (used in) operating activities	3,110	(1,676)
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(1,250)	-
Purchases of investments	(165)	(75)
Sales of investments	187	-
Participation in related party rights offering	-	(8,751)
Purchases of equipment held for rental	(2,635)	(3,060)
Proceeds from sale of equipment held for rental	808	495
Purchases of property and equipment	(69)	(57)
Net cash used in investing activities- continuing operations	(3,124)	(11,448)
Net cash used in investing activities	(3,124)	(11,448)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

Dollar amounts in thousands

	For the six months ended December 31,
	2021	2020
Cash flows from financing activities:
Principal payments on revolving line of credit	-	(3,900)
Principal payments on related party notes payable	-	(25,105)
Principal payments on equipment financing debt	(2,505)	(1,983)
Proceeds from equipment financing debt	3,052	1,630
Capitalized issuance costs	-	(1,250)
Due to broker of Consolidated Funds	17	-
Dividends paid to non-controlling interest holders of DME Inc.	-	(368)
Issuance of Forest preferred stock	-	35,010
Proceeds from sale of Forest common stock, gross	-	2,700
Capital contributions from non-controlling interests in Consolidated Funds	24	-
Net cash provided by financing activities- continuing operations	588	6,734
Net cash used in financing activities- discontinued operations	-	(1,135)
Net cash provided by financing activities	588	5,599
Net decrease in cash and cash equivalents	574	(7,525)
Cash and cash equivalents at beginning of period	24,382	40,500
Cash and cash equivalents at end of period	$24,956	$32,975

Cash paid for interest	$1,671	$2,231

Non-cash investing and financing activities
Lease liabilities and right of use assets arising from operating leases	$504	$426
Contingent consideration	497	-
Distribution of HC LLC preferred stock to non-controlling interest holders of DME Inc.	-	1,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

December 31, 2021

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

All assets and liabilities related to discontinued operations are excluded from the notes unless otherwise noted.  In addition, the historical results of the real estate business operating segment have been reflected in the accompanying consolidated statements of operations for the three and six months ended December 31, 2020 as discontinued operations.  See Note 4 – Discontinued Operations.

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

Accounts Receivable

Substantially all of the accounts receivable balance relates to the durable medical equipment business.  Accounts receivable are customer obligations due under normal sales and rental terms and represent the amount estimated to be collected from the customers and, if applicable, the third-party private insurance provider or government program (collectively, Payors), based on the contractual agreements.  The Company does not require collateral in connection with its customer transactions and aside from verifying insurance coverage, does not perform credit checks on patient customers.  Revenue and accounts receivable have been constrained to the extent that billed amounts exceed the amounts estimated to be collected.  The constrained transaction price relates primarily to expected billing adjustments with the Payors and patient customers.  Management’s evaluation of variable consideration takes into account such factors as past experience, information about specific receivables, Payors and patient customers.  The revenue reserves related to constraints on variable consideration were $1.8 million and $2.5 million as of December 31, 2021 and June 30, 2021, respectively.  During the three and six months ended December 31, 2021 and 2020, the Company recognized reductions to revenue of $0.8 million and $1.8 million, and $1.5 million and $2.6 million, respectively, related to such constraints.  See Note 3 – Revenue.

The assessment of variable consideration to be constrained is based on estimates, and ultimate losses may vary from current estimates. As adjustments to these estimates become necessary, they are reported in earnings in the periods in which they become known.  There were no material adjustments to revenues made in the six months ended December 31, 2021 relating to prior periods.  Changes in constraints on variable consideration are recorded as a component of net revenues.

The Company generally does not allow returns from customers for reasons not covered under the manufacturer’s standard warranty.  Therefore, there is no provision for sales return reserves.  The Company does not have significant bad debt experience with Payors, and therefore the allowance for doubtful accounts is immaterial.

As of December 31, 2021 and June 30, 2021, the Company had unbilled receivables of approximately $0.1 million and $0.3 million, respectively, that relate to transactions where the Company has the ultimate right to invoice a Payor under the terms of the arrangement but are not currently billed.  These unbilled amounts are included in accounts receivable in the condensed consolidated balance sheets.

Net Income (Loss) per Share

The following table presents the calculation of basic and diluted income (loss) per share:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands except per share amounts)	2021	2020	2021	2020
Income (loss) from continuing operations	$(4,159)	$(855)	$(4,053)	$(4,622)
Income from discontinued operations, net of tax	-	72	$-	$138
Net income (loss)	$(4,159)	$(783)	$(4,053)	$(4,484)
Less: net income (loss) attributable to non-controlling interest, continuing operations	79	(614)	385	(734)
Less: net income attributable to non-controlling interest, discontinued operations	-	17	-	30
Net loss attributable to Great Elm Group, Inc.	$(4,238)	$(186)	$(4,438)	$(3,780)
Weighted average shares basic and diluted:
Weighted average shares of common stock outstanding	26,462	25,678	26,222	25,626
Weighted average shares used in computing income (loss) per share	26,462	25,678	26,222	25,626
Basic and diluted income (loss) per share from:
Loss from continuing operations	$(0.16)	$(0.01)	$(0.17)	$(0.15)
Income from discontinued operations	-	0.00	-	0.00
Net loss	$(0.16)	$(0.01)	(0.17)	(0.15)

When calculating earnings per share, we are required to adjust for the dilutive effect of common stock equivalents.  As of December 31, 2021, the Company had 12,917,292 potential shares of common stock, including 10,139,031 potential shares of Company common stock issuable upon conversion of Convertible Notes and 2,778,261 potential shares issuable upon the exercise of stock options and vesting of restricted stock units and restricted stock awards, that are not included in the diluted net income (loss) per share calculation because to do so would be anti-dilutive.  As of December 31, 2020, the Company had 12,307,863 potential shares of common stock, including 9,008,612 shares of common stock issuable upon the conversion of the Company Convertible Notes and 3,299,251 potential shares issuable upon the exercise of stock options and vesting of restricted stock units and restricted stock awards, that are not included in the diluted net income (loss) per share calculation because to do so would be anti-dilutive.

As of December 31, 2021 and 2020, the Company had an aggregate of 153,451 and 732,909 issued shares, respectively, that are subject to forfeiture by the employee at a nominal price if service and/or performance milestones are not met.  The Company does not account for such shares as being outstanding for accounting purposes since they are unvested and subject to forfeiture.

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

The Company’s durable medical equipment revenue and related accounts receivable are concentrated with third-party Payors.  The following table summarizes customer concentrations as a percentage of revenues:

	For the three months ended December 31,		For the six months ended December 31,
	2021	2020(1)	2021	2020
Government Payor	37%	37%	37%	34%
Third-party Payor	14%	12%	14%	12%
(1)	Revenue concentration percentages have been recast from those previously reported to reflect the presentation of the real estate business within discontinued operations

The following table summarizes customer concentrations as a percentage of accounts receivable:

	As of
	December 31, 2021	June 30, 2021
Government Payor	28%	30%
Third-party Payor	19%	14%

Recently Adopted Accounting Standards

Accounting for Convertible Instruments.  In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by eliminating certain separation models.  Under ASU 2020-06, a convertible debt instrument will generally be reported as a single liability at its amortized cost with no separate accounting for embedded conversion features.  Consequently, the interest rate of convertible debt instruments will be closer to the coupon interest rate.  In addition, ASU 2020-06 eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method.  The guidance in ASU 2020-06 is effective for fiscal years beginning after December 31, 2023, including interim periods within those fiscal years.  Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.  The Company adopted ASU 2020-06 on July 1, 2021 using the full retrospective method.

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

Condensed consolidated balance sheet
	June 30, 2021 As reported	ASU 2020-06 Adjustment	June 30, 2021 As adjusted
Liabilities
Convertible notes	$22,054	$11,279	$33,333
Other liabilities	1,070	(155)	915
Stockholders' equity
Additional paid-in-capital	3,319,767	(12,154)	3,307,613
Accumulated deficit	(3,265,433)	1,030	(3,264,403)

Condensed consolidated statement of
operations	For the three months ended December 31, 2020
	As reported(1)	ASU 2020-06 Adjustment	2020 As adjusted
Non-operating expenses
Interest expense	$(1,264)	$162	$(1,102)
Net loss from continuing operations
Net loss from continuing operations	(1,017)	162	(855)
Net loss per share (basic and diluted)	(0.01)	0.00	(0.01)

	For the six months ended December 31, 2020
	As reported(1)	ASU 2020-06 Adjustment	2020 As adjusted
Non-operating expenses
Interest expense	$(2,571)	$325	$(2,246)
Net loss from continuing operations
Net loss from continuing operations	(4,947)	325	(4,622)
Net loss per share (basic and diluted)	(0.16)	0.01	(0.15)
(1)	As re-casted to reflect the operations of our real estate business as discontinued operations and therefore excluded.

Recently Issued Accounting Standards

Current Expected Credit Losses.  In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which changes the impairment model for financial instruments, including trade receivables from an incurred loss method to a new forward looking approach, based on expected losses.  The estimate of expected credit losses will require entities to incorporate considerations of historical experience, current information and reasonable and supportable forecasts.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  The Company is evaluating the potential impact that the adoption of this ASU will have on its consolidated financial statements.

Reference Rate Reform. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): facilitation of the Effects of Reference Rate Reform on Financial Reporting, in response to the United Kingdom Financial Conduct Authority which announced the desire to phase out the use of the London Interbank Offered Rate (LIBOR) by the end of 2021.  The provisions provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform on financial reporting due to the cessation of LIBOR if certain criteria are met.  If LIBOR ceases to exist, we may need to renegotiate outstanding notes payable outstanding which extend beyond 2021 with the respective counterparties.  Adoption of the provisions in ASU 2020-04 are optional and effective from March 12, 2020 through December 31, 2022.  We are currently evaluating the impact of this ASU on our financial statements.

3. Revenue

The revenues from each major source of revenue are summarized in the following table:
	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2021	2020	2021	2020
Product and Services Revenue
Investment Management
Management Fees	$895	$609	$1,771	$1,210
Administration Fees	126	151	233	323
	1,021	760	2,004	1,533
Durable Medical Equipment
Equipment Sales	8,968	8,411	17,698	16,419
Service Revenues	1,309	1,133	2,655	2,338
	10,277	9,544	20,353	18,757

Total product and services revenue	$11,298	$10,304	$22,357	$20,290

Rental Revenue
Durable Medical Equipment
Medical Equipment Rental Income	5,451	4,999	10,930	10,396
Total rental revenue	5,451	4,999	10,930	10,396

Total	$16,749	$15,303	$33,287	$30,686

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

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable.  Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available.  Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain Payors may result in adjustments to amounts originally recorded.  Such adjustments are typically identified and recorded at the point of cash application or claim denial.  The Company constrains revenue for these estimated adjustments.  There were no material changes in estimates recorded in the three and six months ended December 31, 2021, relating to prior periods.

The payment terms and conditions of customer contracts vary by customer type and the products and services offered.

The Company may provide shipping services prior to the point of delivery and has concluded that the services represent a fulfilment activity and not a performance obligation.  Returns and refunds are not accepted on either equipment sales or sleep study services.  The Company does not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products or services are not recognized as revenue.  The Company does not incur contract acquisition costs.  The Company does not have any partially or unfilled performance obligations related to contracts with customers.  However, during the quarter ended June 30, 2020, the Company applied for and received $4.4 million in advanced payments from the Centers for Medicare and Medicaid Services (CMS) under their Accelerated and Advance Payment Program, which was expanded to increase cash flow to providers of services and suppliers impacted by the COVID-19 pandemic.  CMS began recoupments during fiscal 2021, leaving a remaining balance of $3.5 million as of June 30, 2021.  During the three and six months ended December 31, 2021, we issued recoupments of $1.2 million and $2.3 million, leaving a remaining balance of $1.2 million as of December 31, 2021.  These amounts are included within deferred revenue on the condensed consolidated balance sheet.  The Company has no other contract liabilities as of December 31, 2021 or June 30, 2021.

Included in sales and services revenue are unbilled amounts for which the revenue recognition criteria had been met as of period end but were not yet billed to the Payor.  The estimate of net unbilled rental revenue recognized is based on historical trends and estimates of future collectability.  As of December 31, 2021 and June 30, 2021, net unbilled sales and services revenue is approximately $0.1 million and $0.2 million, respectively, and is included in accounts receivable.

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

Incentive Fees

The Company earns incentive fees based on the investment management agreements GECM has with GECC and separately managed accounts.  Where an investment management agreement includes both management fees and incentive fees, the performance obligation is considered to be a single obligation for both fees.  Incentive fees are variable consideration associated with the GECC investment management agreement.  Incentive fees are recognized based on investment performance during the period, subject to the achievement of minimum return levels or high-water marks, in accordance with the terms of the respective investment management agreements.  Incentive fees range from 5.0% to 20.0% of the performance-based metric specified within each agreement.  Because of the uncertainty of when incentive fees will be collected due to market conditions and investment performance, incentive fees are fully constrained and not recorded until received and the probability of significant reversal of the fees is eliminated in accordance with the respective investment management agreements.  The incentive fees which have been earned per the terms of the investment management agreements but remain fully constrained as of December 31, 2021 are not yet determinable pending the completion of GECC’s annual financial close and reporting process.

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

The lease term begins on the date products are delivered to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including Medicare, private payors, and Medicaid. Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain Payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application or claim denial.  There were no material changes in estimates recorded in the six months ended December 31, 2021, relating to prior periods.

Although invoicing typically occurs at the beginning of the monthly rental period, we recognize revenue from rentals on a daily basis.  Since rental agreements can commence at any time during a given month, we defer revenue related to the remaining monthly rental period as of period end.  Deferred revenue related to rentals was $1.0 million and $1.0 million as of December 31, 2021 and June 30, 2021, respectively.

Included in rental revenue are unbilled amounts for which the revenue recognition criteria had been met as of period end but were not yet billed to the Payor.  Net unbilled rental revenue is recognized to the extent payment is probable.  As of December 31, 2021 and June 30, 2021, net unbilled rental revenue is approximately $0.05 million and $0.1 million, respectively, and is included in accounts receivable.

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

The following table provides a reconciliation of the Company’s net income from discontinued operations presented in the consolidated statements of operations:

	For the three months ended December 31,	For the six months ended December 31,
(in thousands)	2020	2020
Discontinued operations:
Real estate rental revenue	$1,276	$2,548

Real estate expenses	127	252
Depreciation and amortization	431	861
Interest expense	647	1,297
Net income from discontinued operations	$71	$138

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

Durable Medical Equipment

In connection with the acquisition of the durable medical equipment businesses in September 2018, DME Inc. and its subsidiaries entered into a term loan (the Corbel Facility) with Corbel Capital Partners SBIC, L.P. (Corbel).  Jeffrey S. Serota, a member of the Company’s Board of Directors, serves as Vice Chairman to Corbel Capital Partners.  Corbel previously held an interest in one of our acquired durable medical equipment businesses and was one of the sellers in our acquisition of the business.  As a result of the acquisition, at December 31, 2021 Corbel holds a non-controlling interest in HC LLC.  Pursuant to the Corbel Facility, Corbel was paid a structuring fee and a quarterly monitoring fee.  In conjunction with the JPM Transactions (as defined below), the Corbel Facility was repaid early on December 29, 2020, and DME Inc. paid a deferred structuring fee as well as a prepayment penalty.  See Note 12 - Borrowings for additional information on the Corbel Facility and Note 15 – Non-Controlling Interests and Preferred Stock of Subsidiaries.

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

The Company has determined that GEOF, each series of GEOF and GESOF are VIEs and that the criteria for consolidation are met for GEOF Series C, which was launched in November 2020 and subsequently merged into GESOF, which was launched in February 2021.  The operations of each of these consolidated funds (the Consolidated Funds) are included in our consolidated financial statements.  See Note 2 – Summary of Significant Accounting Policies for additional details.

The Company has retained the specialized investment company accounting guidance under GAAP with respect to the Consolidated Funds.  As such, investments of the Consolidated Funds are included in the condensed consolidated balance sheets at fair value and the net unrealized gain (loss) on those investments is included as a component of other income on the condensed consolidated income statement.  Non-controlling interests in these Consolidated Funds are included in net loss attributable to non-controlling interest.  As of December 31, 2021 no single issuer or investment of the Consolidated Funds had a fair value greater than 5% of the Company’s total consolidated assets.

Additionally, the Company receives dividends from its investment in GECC and earns unrealized profits and losses based on the mark-to-market performance of its investment in GECC. See Note 7 – Fair Value Measurements.

The following tables summarize activity and outstanding balances between the managed investment products and the Company:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2021	2020	2021	2020
Net (loss) income on investments	$(2,249)	$2,560	$(2,364)	$658
Net (loss) income on investments of Consolidated Funds	194	66	5	66
Dividend income	548	1,322	1,102	1,846

	As of
(in thousands)	December 31, 2021	June 30, 2021
Dividends receivable	$-	$554
Investment management revenues receivable	1,058	936
Receivable for reimbursable expenses paid	224	297

Outstanding receivables are included in related party receivables in the condensed consolidated balance sheets.  Outstanding receivables from the Consolidated Funds are eliminated in consolidation.  As of December 31, 2021, the Company had $0.1 million in receivable for reimbursable expenses paid on behalf of the Consolidated Funds.

The Company is the owner of approximately 20.4% of the outstanding shares of GECC, valued at $16.9 million as of December 31, 2021, and the Company’s Chief Executive Officer is also the Chief Executive Officer of GECC and Chief Investment Officer of GECM, in addition to being a member of the Board of Directors of the Company and chairman of the board of directors of GECC.  The Company’s President and Chief Operating Officer is also the Chief Operating Officer, Chief Compliance Officer and General Counsel of GECM and the Chief Compliance Officer of GECC.

GECM has a profit sharing agreement with the Company’s majority-owned subsidiary GEC GP (Profit Sharing Agreement).  Under the Profit Sharing Agreement, GECM’s profit from GECC is paid to GEC GP.  Since its inception in November 2016, GECM has operated at a cumulative loss through December 31, 2021; correspondingly, no profits were available to GEC GP under the Profit Sharing Agreement.  See Note 15 – Non-Controlling Interests and Preferred Stock of Subsidiaries.

As of December 31, 2021 MAST Capital is the beneficial owner of approximately 7.3% of the Company’s outstanding common stock and $2.3 million in Convertible Notes (as defined below).  See Note 12 - Borrowings for additional discussion of the GP Corp. Note and Note 13 – Convertible Notes for additional discussion of the convertible notes.

In October 2020, GECM entered into a shared personnel and reimbursement agreement with Imperial Capital Asset Management, LLC (ICAM).  Jason W. Reese, the Executive Chairman of the Company’s Board of Directors, is the Chief Executive Officer of ICAM.  Costs incurred under this agreement are included in investment management expenses in the condensed consolidated statement of operations.  For the three and six months ended December 31, 2021, such costs were $0.1 million and $0.3 million, respectively.  For the three and six months ended December 31, 2020, such costs were $0.1 million and $0.1 million.  The Company also granted Restricted Stock Awards to an employee of ICAM with a grant date fair value of $0.2 million during the quarter ended December 31, 2021 as additional compensation for consulting services performed under the shared personnel and reimbursement agreement with ICAM.

General Corporate

On August 31, 2021, the Company entered into a financial advisory agreement with Imperial Capital, LLC.  Jason W. Reese, the Executive Chairman of the Company’s Board of Directors, is an Executive Committee Member of Imperial Capital, LLC.  The agreement included a retainer fee of $0.1 million which was paid during the prior quarter as well as certain success-based fees related to potential future transactions.

Additionally, the Company receives dividends from its investment in Monomoy Properties and earns unrealized profits and losses based on the mark-to-market performance of its underlying assets in Monomoy Properties.  Monomoy Properties is managed by ICAM.  The following tables summarize activity between Monomoy Properties and the Company:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2021	2020	2021	2020
Net gain on investment	$428	$-	$529	$-
Dividend income	95	-	194	-
Dividend receivable	95	-	95	-

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

	Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Equity investments	$16,893	$-	$-	$16,893
Equity investments of Consolidated Funds	26,447	-	-	26,447
Total assets within the fair value hierarchy	$43,340	$-	$-	$43,340
Investments valued at net asset value				5,393
Total assets				$48,733
Liabilities:
Participation feature of HC LLC Series A-2 Preferred Stock	$-	$-	*	*
Contingent consideration liability	-	-	319	319
Total liabilities	$-	$-	$319	$319

	Fair Value as of June 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investments	$19,444	$-	$-	$19,444
Equity investments of Consolidated Funds	26,490	-	-	26,490
Total assets within the fair value hierarchy	$45,934	$-	$-	$45,934
Investments valued at net asset value				4,600
Total assets				$50,534
Liabilities:

Participation feature of HC LLC Series A-2 Preferred Stock	$-	$-	*	*
Contingent consideration liability	-	-	271	271
Total liabilities	$-	$-	$271	$271

*Balance eliminates in consolidation.

There were no transfers between levels of the fair value hierarchy during the six months ended December 31, 2021 and 2020.

The following is a reconciliation of changes in contingent consideration, a Level 3 liability:

	For the six months ended December 31,
(in thousands)	2021	2020
Beginning balance	$271	$-
Additions	497	-
Change in fair value	(449)	-
Ending balance	$319	$-

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

As of December 31, 2021 investments in private funds consist of our investment in Monomoy Properties, an industrial real estate-focused fund, and Sharp Alpha Fund I, LP (Sharp Alpha), a closed-end limited partnership focused on gaming technologies.  Monomoy Properties allows redemptions annually with 90 days’ notice subject to a one-year lockup from the date of initial investment.  Sharp Alpha does not allow for redemptions.  Distributions will be received as the underlying assets are liquidated over the life of the fund, which is expected to be approximately 10 years.  The Company had unfunded commitments of $0.3 million as of December 31, 2021.

Contingent consideration

In conjunction with the acquisition of AMPM on March 1, 2021, the Company entered into a contingent consideration agreement that requires the Company to pay up to $2.1 million if certain revenue thresholds of the acquired business are achieved for the 12 months ending September 1, 2022.  The Company estimated the fair value of the contingent consideration using a Monte Carlo simulation model.  The key assumptions in applying the Monte Carlo simulation model as of the acquisition date include volatility of 40.0% and a discount rate of 10.3%.  The key assumptions in applying the Monte Carlo simulation model as of December 31, 2021 include volatility of 25.2% and a discount rate of 10.3%.

In conjunction with the acquisition of MedOne on August 31, 2021, the Company entered into a separate contingent consideration agreement that requires the Company to pay up to $1.0 million if certain revenue thresholds of the acquired business are achieved for the 12 months ending September 1, 2022 and September 1, 2023.  The Company estimated the fair value of the contingent consideration using a Monte Carlo simulation model.  The key assumptions in applying the Monte Carlo simulation model as of the acquisition date include revenue forecasts, volatility of 23.3% and a discount rate of 10.3%.  The key assumptions in applying the Monte Carlo simulation model as of December 31, 2021 include volatility of 22.8% and a discount rate of 10.3%.

The contingent consideration is included within the other liabilities in the consolidated balance sheets.

Participation feature of HC LLC Series A-2 Preferred Stock

On December 29, 2020, in conjunction with the JPM Transactions, the Company issued HC LLC Series A-2 Preferred Stock to our consolidated subsidiary, Forest.  See Note 15 – Non-Controlling Interests and Preferred Stock of Subsidiaries.  An embedded derivative was identified in the instrument requiring bifurcation from the host instrument as a derivative to be carried at fair value.  The value of the derivative related to a participation feature upon the sale of the durable medical equipment business.  As of period end, the fair value of this derivative is determined using an option pricing model based on the estimated value of HC LLC derived from a discounted cash flow income approach and a guideline public company market approach.  The key assumptions in applying the valuation approach as of December 31, 2021 include financial forecasts of the durable medical equipment business and a volatility rate of 46.0% (level 3 inputs in accordance with the GAAP fair value hierarchy).  The key assumptions in applying the valuation approach as of June 30, 2021 include financial forecasts of the durable medical equipment business, a discount rate of 14.5% and a volatility rate of 50.4%.  The fair value of the embedded derivative as of December 31, 2021 and June 30, 2021, was $3.7 million and $5.8 million respectively.  Since the HC LLC Series A-2 Preferred Stock are issued to Forest, a consolidated subsidiary, the instruments and their effects on our operations have been eliminated in consolidation and therefore the valuation of the participation feature is reflected as zero within the table above.  However, this valuation does impact our segment results and non-controlling interest accounts.

8. Fixed Assets

The Company’s fixed assets consist of its medical equipment held for rental, furniture and fixtures, and leasehold improvements used in its operations.  The following tables detail the Company’s fixed assets:

(in thousands)	December 31, 2021	June 30, 2021
Property and Equipment
Leasehold improvements	$839	$835
Vehicles	162	172
Computer equipment and software	551	500
Furniture and fixtures	410	422
Sleep study equipment	599	593
	2,561	2,522
Accumulated depreciation	(1,823)	(1,541)
Net carrying amount	$738	$981

Medical Equipment Held for Rental
Medical equipment held for rental	$15,121	$14,933
Accumulated depreciation	(8,228)	(7,542)
Net carrying amount	$6,893	$7,391

The following table reconciles depreciation expense included in the following lines of the condensed consolidated statements of operations to total depreciation expense for each period presented.

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2021	2020	2021	2020
Depreciation and amortization	$152	$168	$295	$333
Cost of durable medical equipment rentals	1,597	1,457	3,285	3,205
Total depreciation expense	$1,749	$1,625	$3,580	$3,538

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

The following tables provide details associated with the Company’s identifiable intangible assets subject to amortization (dollar amounts in thousands):

	As of December 31, 2021			As of June 30, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Durable Medical Equipment
Tradename	$9,060	$(2,975)	$6,085	$9,060	$(2,511)	$6,549
Hospital contracts	90	(36)	54	90	(15)	75
Non-compete agreements	990	(630)	360	1,370	(890)	480
	10,140	(3,641)	6,499	10,520	(3,416)	7,104

Investment Management
Investment management agreement	3,900	(2,480)	1,420	3,900	(2,293)	1,607
Assembled workforce	526	(335)	191	526	(309)	217
	4,426	(2,815)	1,611	4,426	(2,602)	1,824

Total	$14,566	$(6,456)	$8,110	$14,946	$(6,018)	$8,928

Aggregate Amortization Expense (in thousands)	2021	2020
For the three months ended December 31,	$400	$423
For the six months ended December 31,	819	848

Estimated Future Amortization Expense (in thousands):
For the six months ending June 30, 2022	$754
For the year ending June 30, 2023	1,469
For the year ending June 30, 2024	1,267
For the year ending June 30, 2025	1,158
For the year ending June 30, 2026	1,095
Thereafter	2,367
Total	$8,110

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

(in thousands)	December 31, 2021	June 30, 2021
Facilities
Right of use assets	$4,409	$5,121

Current portion of lease liabilities	1,902	1,864
Lease liabilities, net of current portion	2,767	3,532
Total liabilities	$4,669	$5,396

Weighted-average remaining life	3.2 years	3.3 years
Weighted-average discount rate	11.0%	11.0%

Vehicles
Right of use assets	$313	$87

Current portion of lease liabilities	70	29
Lease liabilities, net of current portion	243	58
Total liabilities	$313	$87

Weighted-average remaining life	4.5 years	3.9 years
Weighted-average discount rate	6.5%	9.8%

Equipment
Right of use assets	$15	$33

Current portion of lease liabilities	14	27
Lease liabilities, net of current portion	1	6
Total liabilities	$15	$33

Weighted-average remaining life	1.1 years	1.0 years
Weighted-average discount rate	12.5%	12.5%

As of December 31, 2021, the Company had remaining right of use assets of $4.7 million and lease liabilities of $5.0 million (consisting of $2.0 million in current portion of lease liabilities and $3.0 million in lease liabilities, net of current portion on the condensed consolidated balance sheet) related to the leases discussed herein.

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

Certain operating leases include variable lease costs which are not material and are included in operating lease costs.  Additional details are presented in the following table:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2021	2020	2021	2020
Facilities
Operating lease cost	$571	$549	$1,125	$1,079
Cash paid for operating leases	525	541	1,077	1,089

Vehicles
Operating lease cost	$16	$7	$29	$14
Cash paid for operating leases	17	7	30	14

Equipment
Operating lease cost	$9	$11	$18	$22
Cash paid for operating leases	9	11	18	22

The following table summarizes the Company’s undiscounted cash payment obligations for its operating leases:

(in thousands)
For the six months ending June 30, 2022	$1,243
For the year ending June 30, 2023	1,801
For the year ending June 30, 2024	1,343
For the year ending June 30, 2025	814
For the year ending June 30, 2026	546
Thereafter	128
Total lease payments	$5,875
Imputed interest	(878)
Total lease liabilities	$4,997

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

12. Borrowings

The Company’s subsidiaries’ outstanding borrowings are summarized in the following table:

(in thousands)	Subsidiaries	December 31, 2021	June 30, 2021
Equipment Financing	DME Inc. and subsidiaries	2,588	2,041
Less current portion of capitalized equipment financing		(2,571)	(1,974)
Equipment financing debt, net of current portion		$17	$67

The Company incurred interest expense of $0.01 million and $0.7 million for the three months ended December 31, 2021 and 2020, respectively. The Company incurred interest expense of $0.02 million and $1.4 million for the six months ended December 31, 2021 and 2020, respectively.

The Company’s aggregate future required principal debt repayments are summarized in the following table:

(in thousands)	Principal Due
For the six months ending June 30, 2022	$1,977
For the year ending June 30, 2023	611
Total	$2,588

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

Principal payments and interest expense incurred on the Corbel Facility are summarized in the following table:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2021	2020	2021	2020
Principal payments	$-	$24,752	$-	$25,106
Interest expense	-	635	-	1,296

The Company also assumed a revolving line of credit with Pacific Mercantile Bank (DME Revolver) in the acquisition of the durable medical equipment businesses in 2018.  There were no borrowings outstanding under the DME Revolver at December 31, 2021.  DME Revolver allows for borrowings up to $10 million, subject to a fixed percentage of qualifying accounts receivables and inventories related to the durable medical equipment business operations.  Borrowings under the line of credit are due on November 29, 2022 and accrue interest at a variable rate of the prime rate plus 0.4% per annum.  At December 31, 2021 the interest rate was 3.7%.  Interest is payable monthly in arrears.  The Company has the option to prepay the borrowings without any penalty.

The borrowings under the DME Revolver are collateralized by the assets of the durable medical equipment business and the Company is required to meet certain financial covenants.

The DME Revolver includes covenants that restrict HC LLC’s and its subsidiaries’ business operations to the current business, limit additional indebtedness, liens, asset dispositions and investments, require compliance and maintenance of licenses and government approvals and other customary conditions.  Events of default include the failure to pay amounts when due, bankruptcy, or violation of covenants, including a change in control of HC LLC.  HC LLC and its subsidiaries on a consolidated basis must also comply with a fixed-charge coverage and leverage ratio financial covenants, which are based in part on the HC LLC EBITDA levels.  The obligations under the DME Revolver are non-recourse to the Company.

HC LLC’s operating subsidiaries also utilize equipment financing debt to fund certain inventory and equipment purchases from suppliers.  These equipment financing debt agreements are entered into with third party banks and are generally payable in equal installments over terms of one to three years, depending on the nature of the underlying purchases being financed.  The debt is secured by the inventory and equipment, as applicable, of the operating subsidiaries entering into the agreements, and the long-term agreements have implicit interest rates between 7 – 8%.  During the six months ended December 31, 2021 and 2020, the Company financed $0.0 million and $1.6 million, respectively, in inventory and equipment through such financing agreements.

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

Payments and interest expense incurred on the GP Corp. Note are summarized in the following table:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2021(1)	2020	2021(1)	2020
Principal payments	$-	$-	$-	$-
Interest expense	-	25	-	51

(1) Principal and interest amounts incurred after GEG’s purchase of the GP Corp. note are not reported in this table, as they eliminate in consolidation.

13. Convertible Notes

As of December 31, 2021 the total principal balance of Convertible Notes outstanding was $35.2 million including cumulative interest paid-in-kind.  The convertible notes (Convertible Notes) are held by a consortium of investors, including $16.6 million issued to certain related parties.  Such Convertible Notes issued to related parties include:

▪

$6.6 million issued to entities associated with Matthew A. Drapkin, including funds managed by Northern Right Capital Management, L.P. (Northern Right), a significant shareholder.  Mr. Drapkin, a member of the Company’s Board of Directors, is the Chief Executive Officer of Northern Right.

▪	$7.0 million issued to entities associated with Jason W. Reese, including funds managed by ICAM, a significant shareholder. Mr. Reese is the executive chairman of the Company’s Board of Directors.
▪	$0.7 million issued to entities associated with Eric J. Scheyer, a member of the Company’s Board of Directors.
▪	$2.3 million issued to MAST Capital, owner of 7.3% of our outstanding company stock.

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

The Company incurred interest expense of $0.4 million and $0.9 million, respectively, for the three and six months ended December 31, 2021.  During the three and six months ended December 31, 2020 the company incurred interest expense of $0.4 million and $0.8 million, respectively, related to the convertible notes, inclusive of non-cash interest related to amortization of discount.

14. CARES Act

On December 27, 2020, the Taxpayer Certainty and Disaster Tax Relief Act of 2020 expanded certain benefits made available under the enhanced Coronavirus Aid, Relief, and Economic Security Act, including modifying and extending the Employee Retention Credit (ERC).  As modified, the ERC provides eligible employers with less than 500 employees a refundable tax credit against the employer’s share of social security taxes.  The ERC is equal to 70% of qualified wages paid to employees during calendar 2021 for a maximum credit per employee of $7,000 per employee for each calendar quarter through September 30, 2021.  In addition to claiming ERC’s during the prior fiscal year, the Company claimed ERCs of $2.4 million during the six months ended December 31, 2021.  Such claimed ERCs not settled prior to the balance sheet date in the amount of $0.5 million were settled shortly thereafter and are disclosed within prepaid and other current assets on our consolidated balance sheet.

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

15. Non-Controlling Interests and Preferred Stock of Subsidiaries

Non-Controlling Interests of Subsidiaries

Holders of non-controlling interests in a subsidiary of the Company hold certain rights, which result in the classification of the securities as either liability, temporary equity or permanent equity.  The following table summarizes the non-controlling interests of subsidiary balances on the condensed consolidated balance sheets:

(in thousands)	December 31, 2021	June 30, 2021
HC LLC
Temporary equity	$2,948	$2,639
Permanent equity	2,948	2,639
Total DME Inc.	5,896	5,278
GEC GP
Permanent equity	(84)	(79)
Consolidated Funds
Permanent equity	3,744	4,228
Forest
Permanent equity	2,583	2,761
Total Non-controlling interests	$12,139	$12,188

The following table summarizes the net income (loss) attributable to the non-controlling interests on the condensed consolidated statements of operations:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2021	2020	2021	2020
DME Inc.
Temporary equity	$-	$(292)	$-	$(337)
Permanent equity	-	(292)	-	(337)
Total DME Inc.	-	(584)	-	(674)
HC LLC
Temporary equity	104	-	309	-
Permanent equity	104	-	309	-
Total DME Inc.	208	-	618	-
GP Corp.
Permanent equity	-	(30)	-	(60)
GEC GP
Permanent equity	(2)	-	(4)	-
Consolidated Funds
Permanent equity	34	-	(51)	-
Forest
Permanent equity	(161)	-	(178)	-
FM Holdings
Permanent equity	-	17	-	30
Total	$79	$(597)	$385	$(704)

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

Consolidated Funds – Non-controlling interest classified as permanent equity

As of December 31, 2021, the Company held 73.5% of the capital in the Consolidated Funds.  The remaining capital in the Consolidated Funds is recorded as a non-controlling interest.  These non-controlling interests include affiliated individuals and entities.

FM Holdings – Non-controlling interest classified as permanent equity

In connection with the acquisition of the real estate business in March 2018, the Company issued the former owner a 19.9% interest in FM Holdings.  The real estate business was sold in June 2021.  See Note 4 – Discontinued Operations.

Redeemable Preferred Stock of Subsidiaries

The following table summarizes the preferred stock of subsidiary balances on the condensed consolidated balance sheets (in shares):

	Balance, as of June 30, 2021	Issuance of Preferred Stock	Redemption of Preferred Stock	Balance, as of December 31, 2021
HC LLC
Series A-1 Preferred Stock	10,090	-	-	10,090
Series A-2 Preferred Stock	34,010	-	-	34,010
Total HC LLC	44,100	-	-	44,100
Forest
Forest Preferred Stock	35,010	-	-	35,010
Total	79,110	-	-	79,110

There was no preferred stock activity during the six months ended December 31, 2021 or 2020.

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

16. Stockholders’ Equity

Restricted Stock Awards and Restricted Stock Units

In November 2021, the Compensation Committee of the Board of Directors (the Compensation Committee) in its discretion determined that an aggregate of 580,023 performance shares previously awarded to certain employees had vested.  These restricted stock awards granted had both performance and service requirements in connection with the formation of the investment management business.  The vesting of these awards was subject to a five-year service requirement and an investment management cumulative revenue collection target of $40 million for the five-year period ended November 3, 2021.  The discretionary vesting of shares, as determined by the Compensation Committee resulted in a charge to stock-based compensation expense of $0.6 million during the three and months ended December 31, 2021.

In addition, during the three and six months ended December 31, 2021, the Company granted 100,000 and 204,602, respectively, service-based restricted stock awards, which vest 25% up-front and annually on a pro-rata basis over the next 3 years subject to service requirements.

Restricted stock units are subject to service requirements.  The Company accounts for forfeitures of the restricted stock units in the period incurred.  During the three and six months ended December 31, 2021 the Company granted 7,845 and 140,294 shares of restricted stock units to employees and directors, respectively.

The activity of the Company’s restricted stock awards and restricted stock units for the six months ended December 31, 2021 was as follows:
Restricted Stock Awards and Restricted Stock Units	Restricted Stock (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2021	904	$3.71
Granted	353	2.27
Vested	(837)	3.49
Forfeited	(153)	3.92
Outstanding at December 31, 2021	267	$2.55

Stock Options

The following table summarizes the Company’s option award activity as of and through December 31, 2021:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2021	2,493	$3.69	4.51	$-
Options granted	18	2.87	-	-
Exercised	-	-	-	-
Forfeited, cancelled or expired	-	-	-	-
Outstanding at December 31, 2021	2,511	$3.68	4.02	$-
Exercisable at December 31, 2021	2,144	$3.68	3.82	$-
Vested and expected to vest as of December 31, 2021	2,511	$3.66	4.02	$-

During the three months ended December 31, 2021 and 2020, the Company recognized total stock-based compensation associated with all restricted stock and stock options of $1.1 million and $0.3 million, respectively. During the six months ended December 31, 2021 and 2020, the Company recognized total stock-based compensation associated with all restricted stock and stock options of $1.7 million and $0.7 million, respectively.

As of December 31, 2021, the Company had unrecognized compensation costs related to all unvested share awards and options totaling $1.2 million.

During the three and six months ended December 31, 2021, the Company issued compensation to certain employees in the form of GECC common shares to be settled with GECC shares currently held by the Company.  The total value of GECC shares awarded for the three and six months ended December 31, 2021 was $ 0.1 million and $0.9 million, respectively, of which $0.2 million vested immediately, and the balance will vest annually pro-rata over a three year period.  Related compensation expense was $0.1 million and $0.3 million for the three and six months ended December 31, 2021, respectively.

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

The following tables illustrate results of operations by segment:

	For the three months ended December 31, 2021
(in thousands)	Durable Medical Equipment	Investment Management	General Corporate	Intercompany Eliminations(1)	Consolidated Total
Revenue:
Total revenue	$15,728	$1,021	$172	$(172)	$16,749
Operating costs and expenses:
Cost of durable medical equipment sold and services	(4,309)	-	-	-	(4,309)
Cost of durable medical equipment rentals	(1,734)	-	-	-	(1,734)
Depreciation and amortization	(443)	(108)	(1)	-	(552)
Non-cash compensation(3)	-	(946)	(280)	-	(1,226)
Transaction costs(4)	(127)	-	(35)	-	(162)
Other selling, general and administrative	(8,473)	(1,068)	(1,262)	172	(10,631)
Total operating expenses	(15,086)	(2,122)	(1,578)	172	(18,614)
Other income (expense):
Interest expense	(1,289)	(24)	(1,269)	1,220	(1,362)
Other income (expense)	1,584	(1,506)	145	(1,220)	(997)
Total other expense, net	295	(1,530)	(1,124)	-	(2,359)
Total pre-tax income (loss)	$937	$(2,631)	$(2,530)	$-	$(4,224)

	For the three months ended December 31, 2020
(in thousands)	Durable Medical Equipment	Investment Management	General Corporate	Intercompany Eliminations(1)	Consolidated Total
Revenue:
Total revenue	$14,543	$760	$45	$(45)	$15,303
Operating costs and expenses:
Cost of durable medical equipment sold and services	(4,703)	-	-	-	(4,703)
Cost of durable medical equipment rentals	(1,621)	-	-	-	(1,621)
Depreciation and amortization	(463)	(127)	(1)	-	(591)
Non-cash compensation(3)	-	(197)	(88)	-	(285)
Transaction costs(4)	(87)	-	(229)	-	(316)
Other general and administrative	(8,028)	(727)	(998)	45	(9,708)
Total operating expenses	(14,902)	(1,051)	(1,316)	45	(17,224)
Other income (expense):
Interest expense	(687)	(25)	(390)	-	(1,102)
Other income (expense)	(1,832)	3,947	3	-	2,118
Total other expense, net	(2,519)	3,922	(387)	-	1,016
Total pre-tax income (loss)	$(2,878)	$3,631	$(1,658)	$-	$(905)

	For the six months ended December 31, 2021
(in thousands)	Durable Medical Equipment	Investment Management(1)	General Corporate(1)	Intercompany Eliminations(2)	Consolidated Total
Revenue:
Total revenue	$31,283	$2,004	$415	$(415)	$33,287
Operating costs and expenses:
Cost of durable medical equipment sold and services	(8,369)	-	-	-	(8,369)
Cost of durable medical equipment rentals	(3,584)	-	-	-	(3,584)
Depreciation and amortization	(896)	(217)	(1)	-	(1,114)
Non-cash compensation(3)	-	(1,342)	(652)	-	(1,994)
Transaction costs(4)	(224)	-	(219)	-	(443)
Other selling, general and administrative	(14,759)	(1,911)	(2,392)	415	(18,647)
Total operating expenses	(27,832)	(3,470)	(3,264)	415	(34,151)
Other income (expense):
Interest expense	(2,576)	(48)	(2,538)	2,438	(2,724)
Other income (expense)	2,144	(1,257)	1,020	(2,438)	(531)
Total other income (expense), net	(432)	(1,305)	(1,518)	-	(3,255)
Total pre-tax income (loss)	$3,019	$(2,771)	$(4,367)	$-	$(4,119)

	For the six months ended December 31, 2020
(in thousands)	Durable Medical Equipment	Investment Management(1)	General Corporate(1)	Intercompany Eliminations(2)	Consolidated Total
Revenue:
Total revenue	$29,153	$1,533	$136	$(136)	$30,686
Operating costs and expenses:
Cost of durable medical equipment sold and services	(8,910)	-	-	-	(8,910)
Cost of durable medical equipment rentals	(3,536)	-	-	-	(3,536)
Depreciation and amortization	(925)	(255)	(1)	-	(1,181)
Non-cash compensation(3)	-	(391)	(323)	-	(714)
Transaction costs(4)	(87)	-	(261)	-	(348)
Other selling, general and administrative	(15,799)	(1,259)	(2,144)	136	(19,066)
Total operating expenses	(29,257)	(1,905)	(2,729)	136	(33,755)
Other income (expense):
Interest expense	(1,396)	(51)	(799)		(2,246)
Other income (expense)	(1,836)	2,570	8	-	742
Total other income (expense), net	(3,232)	2,519	(791)	-	(1,504)
Total pre-tax income (loss)	$(3,336)	$2,147	$(3,384)	$-	$(4,573)

(1)

Previously reported non-operating activity including dividend income and unrealized gains/losses related to managed investments has been reclassified from General Corporate to Investment Management to conform with current segment organization.

(2)

The Company’s wholly-owned subsidiary, DME Manager, provides advisory services to HC LLC (formerly to DME, Inc.) and receives consulting fees from for those services.  DME Manager is part of general corporate operations while HC LLC is part of the durable medical equipment segment.  The corresponding expense to HC LLC and revenue to DME Manager are eliminated in consolidation.  Beginning December 29, 2020, DME Manager also provides advisory services to Forest and receives a consulting fee from Forest for those services.  Both DME Manager and Forest are part of general corporate operations, and the corresponding revenue and expense are eliminated in consolidation.  Additionally, Forest owns Series A-1 Preferred Stock and Series A-2 Preferred Stock of HC LLC.  Forest is part of general corporate operations while HC LLC is part of the durable medical equipment segment.  The corresponding interest expense to HC LLC and interest income to Forest are eliminated in consolidation.

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

The following tables illustrate assets by segment:

	As of December 31, 2021
(in thousands)	Durable Medical Equipment	Investment Management	General Corporate	Total
Fixed assets, net	$7,609	$21	$1	$7,631
Identifiable intangible assets, net	6,499	1,611	-	8,110
Goodwill	52,463	-	-	52,463
Other assets	19,386	46,583	21,964	87,933
Total	$85,957	$48,215	$21,965	$156,137

	As of June 30, 2021
(in thousands)	Durable Medical Equipment	Investment Management	General Corporate	Total
Fixed assets, net	$8,349	$21	$2	$8,372
Identifiable intangible assets, net	7,104	1,824	-	8,928
Goodwill	50,536	-	-	50,536
Other assets	21,150	66,907	5,976	94,033
Total	$87,139	$68,752	$5,978	$161,869

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

Our investment management business manages a business development company, Great Elm Capital Corp. (GECC), a credit-focused private fund, Great Elm Opportunities Fund I, LP, a Special Purpose Acquisition Company (SPAC)-focused fund, Great Elm SPAC Opportunity Fund, LLC, and separate accounts for an institutional investor.  The combined assets under management of these entities at December 31, 2021 was approximately $239.2 million.

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

COVID-19

During the three and six months ended December 31, 2021, the Company continued to experience suppressed revenues relative to its pre-pandemic expectations due to the continuing impact of the COVID-19 pandemic.  In particular, the investment management business continues to experience reduced assets under management in our managed portfolios as compared to pre-pandemic levels.  COVID-19 may continue to impact such managed portfolios as well as the value of the shares of GECC held by the Company in the future.  In addition, COVID-19 may impact our ability to finance and execute new acquisitions or other business opportunities.

The durable medical equipment business continues to experience a suppressed referral pipeline for sleep studies and durable medical equipment set-ups relative to pre-COVID levels, though the demand for these services and products has increased from prior quarters.  More significantly however, and indirectly attributable to the COVID-19 pandemic the durable medical equipment industry has been impacted by global supply chain challenges most notably shortages in semiconductor microchips. These shortages have impacted our ability to purchase positive air pressure (PAP) devices during the most recent quarter in accordance with our normal procurement process.  During the quarter ended December 31, 2021, our equipment allotments from key suppliers were not sufficient to keep up with recovering demand, resulting in missed revenue opportunities.  The impact of COVID-19 as well as global supply chain challenges continue to evolve and their duration and ultimate disruption to the Company’s customers and to its operations cannot be estimated at this time. However, the Company expects some level of missed revenue opportunities to continue in the near future due to the supply chain challenges noted above.

The Company prioritizes the health and safety of employees and customers.  Beginning in early March 2020, all employees at our corporate headquarters as well as certain employees of DME Inc. moved to a remote-working model.  We have since transitioned to a hybrid working model to maximize efficiency while managing risk.  In addition, the officers of the Company have maintained regular communications with key service providers, including legal and accounting professionals, other consultants and vendors, noting that those firms have similarly moved to remote-working models to the extent possible.  Such employees and key service providers have been able to effectively transition to working remotely while maintaining a consistent level of capabilities and service, however, we will continue to monitor and make adjustments as necessary.

At DME Inc. we invested in virtual patient set-ups which allow our respiratory therapists to interact with patients by video to maintain social distance.  DME Inc. has experienced increased operating expenses related to paid employee absences due to COVID-19 illnesses and exposures, costs related to cleaning and disinfecting workspaces, and additional shipping costs for remote set-ups.

We cannot predict the full impact of any existing or new variants of COVID-19 and related supply chain challenges, including their duration and the magnitude of their economic impact, particularly with respect to the travel restrictions, business closures and other quarantine measures imposed on our employees, suppliers and service providers by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities.  As such, we are unable to predict the duration of any business and supply-chain disruptions, the extent to which the COVID-19 pandemic will negatively affect our operating companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires our management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  These items are monitored and analyzed by our management for changes in facts and circumstances, and material changes in these estimates could occur in the future.  During the six months ended December 31, 2021, we did not make material changes in our critical accounting policies or underlying assumptions as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 as it relates to recurring transactions, except as follows:

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

Results of Operations

The following discussion reflects the historical performance of our two business operating segments and general corporate.

The following table provides the results of our consolidated operations:

	For the three months ended December 31,			For the six months ended December 31,
	2021	Percent Change	2020	2021	Percent Change	2020
Revenue:
Total revenue	$16,749	9%	$15,303	$33,287	8%	$30,686
Operating costs and expenses:
Cost of goods sold	(4,309)	(8)%	(4,703)	(8,369)	(6)%	(8,910)
Cost of rentals	(1,734)	7%	(1,621)	(3,584)	1%	(3,536)
Other selling, general and administrative	(12,019)	17%	(10,309)	(21,084)	5%	(20,128)
Depreciation and amortization	(552)	(7)%	(591)	(1,114)	(6)%	(1,181)
Total operating expenses	(18,614)		(17,224)	(34,151)		(33,755)
Operating income (loss)	(1,865)		(1,921)	(864)		(3,069)
Other income (expense):
Interest expense	(1,362)	24%	(1,102)	(2,724)	21%	(2,246)
Other income (expense)	(997)	(147)%	2,118	(531)	(172)%	742
Total other expense, net	(2,359)		1,016	(3,255)		(1,504)
Total pre-tax income (loss)	$(4,224)		$(905)	$(4,119)		$(4,573)

Revenue

Revenues for the three and six months ended December 31, 2021 increased $1.4 million and $2.6 million, respectively, as compared to the corresponding periods in the prior year.  The increase is primarily attributable to $1.2 million and $2.1 million increases in durable medical equipment revenues for the corresponding periods.  The increase reflects revenue contributions from the acquisitions of Advanced Medical DME, LLC and PM Sleep Lab, LLC (collectively, AMPM) in March 2021 and of MedOne Healthcare LLC (MedOne) in August 2021, as well as improvements in revenue reserves resulting from investments in the credit and collections process in the prior year.  Investment management revenues also increased $0.3 million and $0.5 million related to increases in assets under management as compared to the prior periods.

Operating costs and expenses

Operating costs for the three and six months ended December 31, 2021 increased $1.7 million and $0.7 million, respectively as compared to the corresponding periods in the prior year. This increase was primarily attributable to increases of $0.5 million and $1.2 million in other durable medical equipment costs primarily related to the operations of AMPM and MedOne and related transaction and integration costs, and $1.1 million and $1.6 million in investment management expenses primarily related to increased compensation and consulting costs. The increases during the six months ended December 31, 2021 were partially offset by $2.4 million in Employee Retention Credits claimed during such period under the enhanced Coronavirus Aid, Relief, and Economic Security Act (CARES Act).  Remaining increases of $0.1 million and $0.3 million for the three and six months ended December 31, 2021, respectively, relate primarily to strategic initiatives.

Other income (expense)

Interest expense increased by $0.3 million and $0.5 million, respectively, for the three and six months ended December 31, 2021, as compared to the three and six months ended December 31, 2020, due to current period interest on the $37.0 million face value externally-held preferred stock in Forest and HC LLC which were issued in December 2020.  In conjunction with the issuance of this preferred stock, we extinguished the Corbel Facility which had $24.8 million in principal outstanding on December 29, 2020.

Other income (expense) for the three and six months ended December 31, 2021 and 2020 primarily consisted of dividend income and net unrealized gains and losses on the Company’s investment in GECC and private funds which is discussed in more detail under “—Investment Management” below.  In addition, other income (expense) during the three and six months ended December 31, 2020 includes $1.9 million in losses on the extinguishment of the Corbel Facility.

Durable Medical Equipment Business

The key metrics of our durable medical equipment business include:

▪	Patients and setup growth – which drives revenue growth and takes advantage of scalable operations; and
▪	Earnings before interest, taxes, depreciation and amortization (EBITDA)

The following table provides the results of our durable medical equipment business:

	For the three months ended December 31,			For the six months ended December 31,
(in thousands)	2021	Percent Change	2020	2021	Percent Change	2020
Revenue:
Total revenue	$15,728	8%	$14,543	$31,283	7%	$29,153
Operating costs and expenses:
Cost of goods sold	(4,309)	(8)%	(4,703)	(8,369)	(6)%	(8,910)
Cost of rentals	(1,734)	7%	(1,621)	(3,584)	1%	(3,536)
Transaction costs	(127)	46%	(87)	(224)	157%	(87)
Other selling, general and administrative	(8,473)	6%	(8,028)	(14,759)	(7)%	(15,799)
Depreciation and amortization	(443)	(4)%	(463)	(896)	(3)%	(925)
Total operating expenses	(15,086)		(14,902)	(27,832)		(29,257)
Other income (expense):
Interest expense	(1,289)	88%	(687)	(2,576)	85%	(1,396)
Other income (expense)	1,584	(186)%	(1,832)	2,144	(217)%	(1,836)
Total other expense, net	295		(2,519)	(432)		(3,232)
Operating income (loss):
Total pre-tax income (loss)	$937		$(2,878)	$3,019		$(3,336)

Durable Medical Equipment Revenue

For the three months ended December 31, 2021, revenues from the sale of medical equipment and sleep study services were $9.0 million and $1.3 million, respectively, while for the three months ended December 31, 2020, such revenues were $8.4 million and $1.1 million, respectively.  The increases are primarily attributable to contributions from the acquisitions of AMPM in March 2021 and of MedOne in August 2021 as well as $0.4 million in revenue reserve improvements on sales and services revenue.

For the six months ended December 31, 2021, revenues from the sale of medical equipment and sleep study services were $17.7 million and $2.7 million, respectively, while for the six months ended December 31, 2020, such revenues were $16.4 million and $2.4 million, respectively.  The increases are primarily attributable to contributions from the acquisitions of AMPM in March 2021 and of MedOne in August 2021 as well as $0.5 million in revenue reserve improvements on sales and services revenue.

For the three months ended December 31, 2021, rental revenue was $5.5 million as compared to $5.0 million for the six months ended December 31, 2020.  The increases are primarily attributable to contributions from the acquisitions of AMPM in March 2021 and of MedOne in August 2021 as well as $0.2 million in revenue reserve improvements on sales and services revenue.

For the six months ended December 31, 2021, rental revenue was $10.9 million as compared to $10.4 million for the six months ended December 31, 2020.  The increases are primarily attributable to contributions from the acquisitions of AMPM in March 2021 and of MedOne in August 2021 as well as $0.3 million in revenue reserve improvements on sales and services revenue.

The results for the three and six months ended December 31, 2021 were hindered by global supply chain issues which significantly restricted our ability to procure CPAP equipment, resulting in lost revenue opportunities during the periods primarily related to CPAP sales and CPAP rentals.  We expect these global supply chain issues to persist in the near term but continue to work with key suppliers to minimize the impact to our business.

Durable Medical Equipment Operating Costs and Expenses

Cost of goods sold includes inventory costs for medical equipment sold and direct costs associated with running sleep study services, including staff compensation to perform the studies and the purchase of supplies used in the studies.  Cost of rentals includes depreciation on medical equipment held for lease and costs related to maintenance expenses.  The favorable margins on sales as compared to the prior periods are primarily due to favorable negotiated volume pricing with strategic vendors, as well as $0.4 million and $0.5 million improvements in revenue reserves as compared to the three and six month periods in the prior year.  Margins on rentals as compared to the prior periods have remained consistent, as benefits from lower revenue reserves have been mostly offset by vendor surcharges implemented to address increased costs related to ongoing global supply chain issues.

General and administrative expenses consist of employee-related, facility-related, freight and shipping, information technology and other costs.  For the three months ended December 31, 2021 and 2020, employee-related costs were $6.1 million and $5.6 million, respectively.  The increase in employee related costs is primarily due to additional payroll-related costs relating to acquired AMPM and MedOne employees.  Facility-related expenses of $0.8 million and freight and shipping costs of $0.4 million for the three months ended December 31, 2021 remained consistent as compared to the prior comparative period. Information technology costs were $0.6 million and $0.5 million for the three months ended December 31, 2021 and 2020, respectively, with increases due to the AMPM and MedOne acquisitions.  Other costs for the three months ended December 31, 2021 were $1.0 million as compared to $0.7 million in the prior period, primarily related to professional fees. Other costs were benefited in the current period by $0.3 million related to change in fair value of contingent consideration.

For the six months ended December 31, 2021, these amounts are net of government stimulus received under the CARES Act of $2.3 million related to employee retention tax credits.  Excluding such stimulus, employee-related costs were $12.2 million and $10.9 million for the six months ended December 31, 2021 and 2020, respectively. The increase in employee related costs is primarily due to additional payroll-related costs relating to acquired AMPM and MedOne employees.  Facility-related expenses and information technology costs for the six months ended December 31, 2021 of $1.6 million and $1.2 million, respectively, increased nominally as compared to $1.5 million and $1.0 million in the comparable period due to added facilities and personnel from AMPM.   Freight and shipping costs for the six months ended December 31, 2021 of $0.8 million remained consistent as compared to the prior comparative period. Other costs for the six months ended December 31, 2021 of $1.4 million increased as compared to $1.3 million in the comparable period, primarily due to professional fees.  Other costs were benefited in the current period by $0.5 million related to change in fair value of contingent consideration.

Transaction costs for the three and six months ended December 31, 2021 were nominal in the current and corresponding prior periods.

Depreciation and amortization includes the depreciation of fixed assets, excluding depreciation on the equipment held for rental, which is included in the cost of rentals, and amortization of the intangible assets resulting from the acquisition of the durable medical equipment businesses.  Depreciation and amortization for the three and six months ended December 31, 2021 and 2020 remained consistent at $0.5 million and $0.9 million, respectively.

Durable Medical Equipment Other Expenses

The increase in interest expense for the three and six months ended December 31, 2021 as compared to the corresponding periods in the prior year is attributable primarily to higher outstanding principal balances of the HC LLC preferred stock of $44.1 million as compared to $25.1 million outstanding under the Corbel Facility and DME Revolver (as defined below) during the three and six months ended December 31, 2020.

During the three and six months ended December 31, 2021, the Company recognized a $1.6 million and $2.1 million benefit within the durable medical equipment business related to the recurring fair value adjustment of an embedded derivative in the HC LLC Series A-2 preferred stock issued to Forest.  This has an off-setting impact in our General Corporate activity and is eliminated in consolidation.

Investment Management Business

The key metrics of our investment management business are:

•	Assets under management ― which provides the basis on which our management fees and performance milestones for vesting of certain equity awards are based; and
•	Investment performance ― on which our incentive fees (if any) are based and on which we are measured against our competition.

The following table provides the results of our investment management business:

	For the three months ended December 31,			For the six months ended December 31,
(in thousands)	2021	Percent Change	2020	2021	Percent Change	2020
Revenue:
Total revenue	$1,021	34%	$760	$2,004	31%	$1,533
Operating costs and expenses:
Non-cash compensation	(946)	380%	(197)	(1,342)	243%	(391)
Transaction Costs	-	-%	-	-	-%	-
Other general and administrative	(1,068)	47%	(727)	(1,911)	52%	(1,259)
Depreciation and amortization	(108)	(15)%	(127)	(217)	(15)%	(255)
Total operating expenses	(2,122)		(1,051)	(3,470)		(1,905)
Other income (expense):
Interest expense	(24)	(4)%	(25)	(48)	(6)%	(51)
Other income (expense)	(1,506)	(138)%	3,947	(1,257)	(149)%	2,570
Total other expense, net	(1,530)		3,922	(1,305)		2,519
Operating income (loss):
Total pre-tax income (loss)	$(2,631)		$3,631	$(2,771)		$2,147

Investment Management Revenue

Investment management revenues include management fees and administrative fees.  For the three and six months ended December 31, 2021 management fees were $0.9 million and $1.8 million, respectively, and administrative fees were $0.1 million and $0.2 million, respectively.  For the three and six months ended December 31, 2020 management fees were $0.6 million and $1.2 million, respectively, while administration fees were $0.2 million and $0.3 million, respectively.  The increase in management fees for the three and six months ended December 31, 2021 as compared to the three and six months ended December 31, 2020 is attributable to increases in the average assets on which such fees are calculated through growth of GECC and our private fund GESOF, which was launched in February 2021.

Investment Management Costs and Expenses

Non-cash compensation was impacted for the three and six months ended December 31, 2021 include $0.6 million in charges upon the final discretionary vesting of 5-year performance awards initially granted in November 2016.  In addition, the Non-cash compensation expense includes annual awards granted to the investment team in September 2021, whereas no awards were granted to the investment team in the prior year.  Other general and administrative costs consist primarily of professional fees, facilities and other overhead costs, and payroll and related costs, excluding stock-based compensation.  The increase in general and administrative costs for the three and six months ended December 31, 2021 of $0.4 million and $0.6 million as compared to the corresponding prior periods, is primarily attributable to an increase in allocated payroll costs, bonus accruals and consulting fees.

Investment Management Other Income (Expense)

Other income and expense primarily consisted of dividend income and net realized and unrealized losses on the Company’s investment in GECC and the net realized and unrealized losses of GEOF Series C and GESOF (the Consolidated Funds).  Dividend income from GECC for the three months ended December 31, 2021 and 2020 was $0.5 million and $1.3 million, respectively. Dividend income from GECC for the six months ended December 31, 2021 and 2020 was $1.1 million and $1.8 million, respectively.

We recognized net realized and unrealized losses on our investment in GECC and the investments of the Consolidated Funds of $2.0 million and $2.4 million for the three and six months ended December 31, 2021, respectively, as compared to net realized and unrealized gains of $2.6 million and $0.8 million on our investment in GECC and the investments of the Consolidated Funds for the three and six months ended December 31, 2020.  We mark-to-market our investment in GECC and underlying investments of consolidated funds by reference to the closing price of related investments on Nasdaq or other exchanges, as applicable, as of each period end.

Interest expense for the three and six months ended December 31, 2021 remained consistent with the three and six months ended December 31, 2020.

General Corporate

The following table provides the results of our general corporate activities:

	For the three months ended December 31,			For the six months ended December 31,
(in thousands)	2021	Percent Change	2020	2021	Percent Change	2020
Revenue:
Total revenue	$172	282%	$45	$415	205%	$136
Operating costs and expenses:
Non-cash compensation	(280)	218%	(88)	(652)	102%	(323)
Transaction costs	(35)	(85)%	(229)	(219)	(16)%	(261)
Other general and administrative	(1,262)	26%	(998)	(2,392)	12%	(2,144)
Depreciation and amortization	(1)	-%	(1)	(1)	-%	(1)
Total operating expenses	(1,578)		(1,316)	(3,264)		(2,729)
Other income (expense):
Interest expense	(1,269)	225%	(390)	(2,538)	218%	(799)
Other income (expense)	145	4733%	3	1,020	12650%	8
Total other income (expense), net	(1,124)		(387)	(1,518)		(791)
Operating income (loss):
Total pre-tax income (loss)	$(2,530)		$(1,658)	$(4,367)		$(3,384)

General Corporate Revenue

For the three and six months ended December 31, 2021 and 2020, all revenue was derived from fees earned by DME Manager, which provides consulting services to DME Inc.  In addition to this revenue, the three and six months ended December 31, 2021, revenue includes $0.2 million and $0.4 million, respectively, in fees earned by DME Manager relating to consulting services provided to our consolidated subsidiary, Forest.

General Corporate Costs and Expenses

Our general and administrative costs primarily consisted of professional fees and payroll costs in connection with our general corporate oversight of our subsidiaries and diligence efforts towards identifying asset and business acquisition opportunities.  These costs increased approximately $0.3 million for the three and six months ended December 31, 2021 as compared to prior periods primarily due to increased professional fees related to strategic initiatives. Transaction costs primarily consist of professional fees in connection with our acquisitions of assets and businesses, as well as diligence for potential future opportunities.

Non-cash compensation, increased $0.2 million and $0.3 million for the three and six months ended December 31, 2021 as compared to the corresponding periods in the prior year.  The increase was due primarily to the election of directors to receive their compensation in the form of shares instead of cash.

Other Income (Expense)

Interest expense for the three and six months ended December 31, 2021 consists primarily of interest on the convertible notes, as well as on Forest Preferred Stock, which was issued in December 2020.  The increase of $0.9 million and $1.7 million in the corresponding periods in the prior year is primarily due to the prior year not including interest on the Forest Preferred Stock, as it was not outstanding in the prior period.

Other income (expense) during the three and six months ended December 31, 2021 is comprised of intercompany interest income of $1.2 million and $2.4 million related to Forest's investments in HC LLC preferred stock, and $0.7 million and $1.0 million in dividends and unrealized gains on our investment in Monomoy Properties, LLC. This amount is partially offset by a $1.6 million and $2.1 million charge related to changes in the valuation of the embedded derivative. Since the preferred stock was issued in December 2020 and Monomoy interests were purchased in June 2021, there is no corresponding activity in the prior year. Except for Monomoy-related income, this other income has corresponding charges in the durable medical equipment business and such impacts are eliminated in consolidation.

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

Liquidity and Capital Resources

Cash Flows

Cash flows provided by operating activities for the six months ended December 31, 2021 were $3.1 million.  The net cash inflow was primarily the result of $4.7 million in sales of investments by our Consolidated Funds, $1.8 million in realized and unrealized losses on our investments and non-cash inflows of $7.2 million related to stock-based compensation, depreciation and amortization. These inflows were partially offset by our net loss of $4.1 million, purchases of investments by our Consolidated Funds of $5.1 million, the timing of cash payments and receipts within our operating assets and liabilities, resulting in a $1.5 million use of cash.

Cash flows used in operating activities for the six months ended December 31, 2020 were $1.7 million.  The net cash outflow was primarily the result of our net loss of $4.5 million, $3.3 million in purchases of investments made by the Consolidated Funds and $1.4 million of distributions received in stock from the Company’s investment in GECC.  These outflows were partially offset by non-cash inflows of $4.4 million related to depreciation and amortization and $1.4 million related to amortization of debt issuance costs.

Cash flows used in investing activities for the six months ended December 31, 2021 were $3.1 million.  The net cash outflow primarily consisted of $1.3 million due to acquisition of MedOne, along with $2.6 million of purchases of capital equipment, partially offset by $0.8 million in proceeds from sale of capital equipment and $0.2 million in sales of investments.

Cash flows used in investing activities for the six months ended December 31, 2020 were $11.4 million.  The net cash outflow primarily consisted of $8.8 million in purchases of investments related to participation in the GECC non-transferable rights offering in October 2020 and $3.1 million in purchases of equipment to be held for rental.  These outflows were partially offset by $0.5 million in proceeds from sales of equipment held for rental.

Cash flows provided by financing activities for the six months ended December 31, 2021 were $0.6 million which primarily consisted of proceeds from equipment financing of $3.0 million and capital contributions to our Consolidated Funds of $0.1 million, partially offset by principle payments of the equipment financing totaling $2.5 million.

Cash flows provided by financing activities for the six months ended December 31, 2020 were $5.6 million which primarily consisted of $37.7 million in gross proceeds from the JPM Transactions and $1.6 million in proceeds from new equipment financing debt.  Such inflows were partially offset by principal payments of $31.0 million on our debt, and debt issuance costs of $1.3 million in connection with the JPM Transactions.

Financial Condition

As of December 31, 2021, we had an unrestricted cash balance of $25.0 million.  We also hold 5,484,669 shares of GECC common stock with an estimated fair value of $16.9 million as of December 31, 2021.

We intend to make acquisitions or investments that we believe will result in the investment of all of our liquid financial resources, to issue equity securities and to incur indebtedness.  If we are unsuccessful at raising additional capital resources, through either debt or equity, it is unlikely we will be able execute our strategic growth plan.

Borrowings

As of December 31, 2021, the Company had $35.2 million face value in convertible notes outstanding.  The convertible notes are held by a consortium of investors, including related parties.  The convertible notes accrue interest at 5.0% per annum, payable semiannually in arrears on June 30 and December 31, in cash or in kind at the option of the Company.

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

As of December 31, 2021, JPM held $35.0 million face value in shares of Forest Preferred Stock. The shares provide for a 9% annual dividend, which is payable quarterly.  The shares are mandatorily redeemable by the Company at their face value of $1,000 per share on December 29, 2027, or at a 0-3% premium decreasing over time based upon the occurrence of certain redemption events prior to December 29, 2027.  The redemption events include the occurrence of an ownership change that triggers an IRC § 382 limitation which reduces Forest’s net operating loss carryforwards to less than $300 million.  The shares are redeemable at any time at the option of Company at a redemption price at face value plus the 0-3% premium then in place.  The shares rank senior and have preference to the common shares of Forest.  The shares are non-voting, do not participate in the earnings of Forest and contain standard protective rights.

As of December 31, 2021, Corbel and VHG, both related parties, held a combined $2.0 million in face value of shares of HC LLC Series A-1 Preferred Stock. The shares provide for a 9% annual dividend, which is payable quarterly.  The shares are mandatorily redeemable by the Company at their face value of $1,000 per share on the earlier of certain redemption events or December 29, 2027.  The redemption events include a bankruptcy, change in control or sale of the durable medical equipment business.  The shares are redeemable at any time at the option of Company at a redemption price equal to face value.  The shares rank senior and have preference to the common shares of HC LLC.  The shares are non-voting, do not participate in the earnings of HC LLC and contain standard protective rights.

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

The Company has a credit facility with Pacific Mercantile Bank that accrues interest at the prime rate plus 0.4% (at December 31, 2021, the effective rate was 3.7%) through maturity on November 29, 2022 (the DME Revolver).  The DME Revolver allows for borrowings up to $10 million.  The DME Revolver requires monthly interest payments.  The DME Revolver is secured by all of the assets of the durable medical equipment business and the Company is required to meet certain financial covenants.  The DME Revolver was not drawn as of December 31, 2021.

The DME Revolver includes covenants that restrict HC LLC business operations to its current business, limit additional indebtedness, liens, asset dispositions and investments, require compliance and maintenance of licenses and government approvals and other customary conditions.  Events of default include the failure to pay amounts when due, bankruptcy, or violation of covenants, including a change in control of HC LLC.  HC LLC must also comply with a fixed-charge coverage and leverage ratio financial covenants, which are based in part on the HC LLC EBITDA levels.  The Company was in compliance with all material covenants and restrictions at December 31, 2021.

HC LLC’s operating subsidiaries also utilize equipment financing debt to fund certain inventory and equipment purchases from suppliers.  These equipment financing debt agreements are entered into with 3rd party banks and are generally payable in equal installments over terms of one to three years, depending on the nature of the underlying purchases being financed.  The debt is secured by the inventory and equipment, as applicable, of the operating subsidiaries entering into the agreements, and the long-term agreements have implicit interest rates between 7 – 8%.  As of December 31, 2021, the Company had $2.6 million in equipment financing debt outstanding.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the market risks discussed in Item 7A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Item 4. Controls and Procedures.

We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021.  Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that the information we are required to disclose in reports that we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure.  Our CEO and CFO participated in this evaluation and concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting for the quarter ended December 31, 2021, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

10.1

Great Elm Group, Inc. Amended and Restated 2016 Long-Term Incentive Compensation Plan (As Amended, Effective November 17, 2021) (incorporated by reference to the Exhibit 10.1 to the Form 8-K filed on November 17, 2021)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Materials from the Great Elm Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in inline Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-Controlling Interest, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related Notes to the Condensed Consolidated Financial Statements, tagged in detail (furnished herewith).

104	The cover page from the Great Elm Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in inline XBRL (included as Exhibit 101).

*Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT ELM GROUP, INC.

Date: February 10, 2022	/s/ Peter A. Reed
Peter A. Reed
Chief Executive Officer

Date: February 10, 2022	/s/ Brent J. Pearson
Brent J. Pearson
Chief Financial Officer