Form 10-Q
period 2022-03-31
Great Elm Group, Inc.
filed 2022-05-05
CIK 1831096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 2, 2022, there were 27,466,513 shares of the registrant’s common stock outstanding.

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2022 and June 30, 2021	3
	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2022 and 2021	4
	Unaudited Condensed Consolidated Statement of Stockholders’ Equity and Contingently Redeemable Non-Controlling Interest for the three and nine months ended March 31, 2022	5
	Unaudited Condensed Consolidated Statement of Stockholders’ Equity and Contingently Redeemable Non-Controlling Interest for the three and nine months ended March 31, 2021	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2022 and 2021	7
	Unaudited Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	44
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55
Item 4.	Controls and Procedures	55

PART II. OTHER INFORMATION		55

Item 1.	Legal Proceedings	55
Item 1A.	Risk Factors	55
Item 6.	Exhibits	56

SIGNATURES		57

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Great Elm Group, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

Dollar amounts in thousands (except per share data)

ASSETS	March 31, 2022	June 30, 2021
Current assets:
Cash and cash equivalents	$22,746	$24,382
Accounts receivable	6,284	6,518
Related party receivables	1,392	1,665
Investments, at fair value (cost $44,845 and $45,326, respectively)	19,160	24,044
Inventories	949	1,066
Prepaid and other current assets	1,007	3,791
Assets of Consolidated Funds
Investments, at fair value (cost $11,726 and $26,814, respectively)	11,340	26,490
Prepaid expenses and other assets	2,708	578
Total current assets	65,586	88,534
Property and equipment, net	613	981
Equipment held for rental, net	6,810	7,391
Identifiable intangible assets, net	7,733	8,928
Goodwill	52,463	50,536
Right of use assets	4,024	5,241
Other assets	236	258
Total assets	$137,465	$161,869
LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,635	$5,521
Accrued expenses and other liabilities	6,044	6,955
Deferred revenue	1,420	4,438
Current portion of lease liabilities	1,663	1,920
Current portion of capitalized equipment financing	2,711	1,974
Liabilities of Consolidated Funds- accrued expenses and other	93	12,197
Total current liabilities	17,566	33,005
Lease liabilities, net of current portion	2,587	3,596
Convertible notes (face value $35,205 and $34,346, respectively, including $16,637 and $16,231, respectively, held by related parties)	34,278	33,333
Equipment financing debt, net of current portion	-	67
Redeemable preferred stock of subsidiaries (held by related parties, face value $37,018)	35,694	35,529
Other liabilities	360	915
Total liabilities	90,485	106,445
Commitments and Contingencies (Note 18)
Contingently redeemable non-controlling interest	2,262	2,639
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 authorized and zero outstanding	-	-
Common stock, $0.001 par value; 350,000,000 shares authorized and 27,464,767 shares issued and 26,963,203 outstanding at March 31, 2022; and 26,613,913 shares issued and 25,948,100 outstanding at June 30, 2021	27	26
Additional paid-in-capital	3,309,704	3,307,613
Accumulated deficit	(3,274,750)	(3,264,403)
Total Great Elm Group, Inc. stockholders' equity	34,981	43,236
Non-controlling interests	9,737	9,549
Total stockholders' equity	44,718	52,785
Total liabilities, non-controlling interest and stockholders' equity	$137,465	$161,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

Dollar amounts in thousands (except per share data)

	For the three months ended March 31,		For the nine months ended March 31,
	2022	2021	2022	2021
Revenues:
Durable medical equipment sales and services revenue	$10,359	$8,606	$30,712	$27,363
Durable medical equipment rental income	5,275	4,511	16,205	14,907
Investment management revenues	988	728	2,992	2,261
Total revenues	16,622	13,845	49,909	44,531

Operating costs and expenses:
Cost of durable medical equipment sold and services	4,362	3,806	12,731	12,716
Cost of durable medical equipment rentals(1)	1,708	1,657	5,292	5,193
Durable medical equipment other operating expenses(2)	8,758	6,084	23,551	21,834
Investment management expenses	1,592	904	4,748	2,546
Depreciation and amortization	517	618	1,631	1,799
Selling, general and administrative(3)	1,582	1,854	4,620	4,582
Expenses of Consolidated Funds	42	19	139	27
Total operating costs and expenses	18,561	14,942	52,712	48,697
Operating loss	(1,939)	(1,097)	(2,803)	(4,166)
Dividends and interest income	642	554	1,939	2,408
Net realized and unrealized loss on investments	(3,220)	(1,112)	(5,055)	(454)
Net realized and unrealized gain (loss) on investments of Consolidated Funds	(284)	155	(279)	221
Interest expense	(1,354)	(1,361)	(4,078)	(3,607)
Loss on extinguishment of debt	-	-	-	(1,866)
Other income, net	-	-	2	30
Loss from continuing operations, before income taxes	(6,155)	(2,861)	(10,274)	(7,434)
Income tax benefit (expense)	20	43	86	(6)
Loss from continuing operations	(6,135)	(2,818)	(10,188)	(7,440)
Discontinued operations:
Income from discontinued operations, net of tax	-	73	-	211
Net loss	$(6,135)	$(2,745)	$(10,188)	$(7,229)
Less: net income (loss) attributable to non-controlling interest, continuing operations	(226)	(173)	159	(907)
Less: net income attributable to non-controlling interest, discontinued operations	-	15	-	45
Net loss attributable to Great Elm Group, Inc.	$(5,909)	$(2,587)	$(10,347)	$(6,367)
Basic and diluted income (loss) per share from:
Continuing operations	$(0.22)	$(0.10)	$(0.38)	$(0.25)
Discontinued operations	-	0.00	-	0.00
Net loss	$(0.22)	$(0.10)	$(0.38)	$(0.25)
Weighted average shares outstanding
Basic	26,842	25,757	26,963	25,669
Diluted	26,842	25,757	26,963	25,669
(1) Includes depreciation expense of:	1,575	1,478	4,860	4,683
(2) Net of CARES Act Stimulus of:	-	2,275	2,321	2,275
(3) Net of CARES Act Stimulus of:	-	-	84	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-controlling Interest (Unaudited)

Dollar and share amounts in thousands

Dollar and share amounts in thousands	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Group, Inc. Stockholders'	Non- controlling	Total Stockholders'	Contingently Redeemable Non-controlling
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
BALANCE, June 30, 2021	25,948	$26	$3,307,613	$(3,264,403)	$43,236	$9,549	$52,785	$2,639
Net loss	-	-	-	(200)	(200)	101	(99)	205
Issuance of interests in Consolidated Funds, net	-	-	-	-	-	527	527	-
Issuance of common stock related to vesting of restricted stock	145	0	-	-	-	-	-	-
Stock-based compensation	-	-	581	-	581	-	581	-
BALANCE, September 30, 2021	26,093	$26	$3,308,194	$(3,264,603)	$43,617	$10,177	$53,794	$2,844
Net loss	-	-	-	(4,238)	(4,238)	(24)	(4,262)	104
Redemption of interests in Consolidated Funds, net	-	-	-	-	-	(962)	(962)	-
Issuance of common stock related to vesting of restricted stock	722	1	-	-	1	-	1	-
Stock-based compensation	-	-	1,131	-	1,131	-	1,131	-
BALANCE, December 31, 2021	26,815	$27	$3,309,325	$(3,268,841)	$40,511	$9,191	$49,702	$2,948
Net loss	-	-	-	(5,909)	(5,909)	460	(5,449)	(686)
Repurchase of interests in subsidiary	-	-	(129)	-	(129)	86	(43)	-
Issuance of common stock related to vesting of restricted stock	148	0	-	-	-	-	-	-
Stock-based compensation	-	-	508	-	508	-	508	-
BALANCE, March 31, 2022	26,963	$27	$3,309,704	$(3,274,750)	$34,981	$9,737	$44,718	$2,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-controlling Interest (Unaudited)

Dollar and share amounts in thousands

	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Group, Inc. Stockholders'	Non- controlling	Total Stockholders'	Contingently Redeemable Non-controlling
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
BALANCE, June 30, 2020	25,530	$26	$3,305,963	$(3,257,144)	$48,845	$3,886	$52,731	$3,890
Net loss	-	-	-	(3,594)	(3,594)	(61)	(3,655)	(46)
Issuance of common stock related to vesting of restricted stock	116	0	-	-	-	-	-	-
Stock-based compensation	-	-	429	-	429	-	429	-
BALANCE, September 30, 2020	25,646	$26	$3,306,392	$(3,260,738)	$45,680	$3,825	$49,505	$3,844
Net loss	-	-	-	(187)	(187)	(305)	(492)	(292)
Issuance of common stock related to vesting of restricted stock	45	0	-	-	-	-	-	-
Distributions to non-controlling interest holders of DME, Inc.	-	-	-	-	-	(985)	(985)	(985)
Issuance of Forest common stock	-	-	-	-	-	2,700	2,700	-
Stock-based compensation	-	-	285	-	285	-	285	-
BALANCE, December 31, 2020	25,691	26	3,306,677	(3,260,925)	45,778	5,235	51,013	2,567
Net loss	-	-	-	(2,587)	(2,587)	351	(2,236)	(509)

Issuance of common stock related to vesting of restricted stock	146	0	-	-	-	-	-	-
Non-cash distributions to non-controlling interest holders of DME, Inc.	-	-	-	-	-	(3)	(3)	(3)
Deemed capital contribution related to issuance of convertible notes	-	-	602	-	602	-	602
Repurchase of interests in subsidiary	-	-	(533)	-	(533)	678	145
Issuance of LP interests in Consolidated Fund	-	-	-	-	-	3,275	3,275
Stock-based compensation	-	-	616	-	616	-	616	-
BALANCE, March 31, 2021	25,836	$26	$3,307,362	$(3,263,512)	$43,876	$9,536	$53,412	$2,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Dollar amounts in thousands

	For the nine months ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(10,188)	$(7,229)
Net income from discontinued operations	-	(211)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,491	6,481
Stock-based compensation	2,220	1,330
Sales of investments by Consolidated Funds	24,523	4,130
Purchases of investments by Consolidated Funds	(11,687)	(29,365)
Stock dividends received	(193)	(1,868)
Unrealized loss on investments from Consolidated Funds	218	-
Realized loss on investments from Consolidated Funds	61	-
Unrealized loss on investments	4,402	490
Realized (gain) loss on investments	653	(257)
Non-cash interest and amortization of debt issuance costs	1,128	946
Loss on extinguishment of debt	-	1,866
Deferred tax benefit related to continuing operations	(96)	(3)
Other non-cash expense, net	1,585	1,188
Gain on sale of equipment held for rental	(185)	(292)
Change in fair value of contingent consideration	(380)	-
Changes in operating assets and liabilities:
Related party receivable	177	(418)
Accounts receivable	234	1,445
Inventories	117	496
Prepaid assets, deposits, and other assets	3,297	(2,662)
Operating leases	(1,634)	(1,201)
Deferred revenues	(3,018)	(278)
Accounts payable, accrued expenses and other liabilities	(2,317)	2,307
Net cash provided by (used in) operating activities-continuing operations	15,408	(23,105)
Net cash provided by operating activities-discontinued operations	-	1,803
Net cash provided by (used in) operating activities	15,408	(21,302)
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(1,350)	(748)
Purchases of investments	(165)	(75)
Sales of investments	187	35
Participation in related party rights offering	-	(8,751)
Purchases of equipment held for rental	(4,288)	(4,613)
Proceeds from sale of equipment held for rental	1,187	862
Purchases of property and equipment	(97)	(71)
Net cash used in investing activities-continuing operations	(4,526)	(13,361)
Net cash used in investing activities	(4,526)	(13,361)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

Dollar amounts in thousands

	For the nine months ended March 31,
	2022	2021
Cash flows from financing activities:
Principal payments on revolving line of credit	-	(3,900)
Principal payments on related party notes payable	-	(25,105)
Principal payments on equipment financing debt	(3,884)	(3,440)
Proceeds from equipment financing debt	4,554	2,901
Capitalized issuance costs	-	(1,250)
Due to broker of Consolidated Funds	(12,257)	12,060
Repurchases of interests in subsidiary	(43)	(68)
Payments of debt extinguishment costs	-	(1,627)
Dividends paid to non-controlling interest holders of DME Inc.	-	(368)
Issuance of Forest preferred stock	-	35,010
Proceeds from sale of Forest common stock, gross	-	2,700
Redemption of non-controlling interests in Consolidated Funds	(912)	-
Capital contributions from non-controlling interests in Consolidated Funds	24	3,275
Net cash provided by financing activities-continuing operations	(12,518)	20,188
Net cash used in financing activities-discontinued operations	-	(1,723)
Net cash provided by financing activities	(12,518)	18,465
Net decrease in cash and cash equivalents	(1,636)	(16,198)
Cash and cash equivalents at beginning of period	24,382	40,500
Cash and cash equivalents at end of period	$22,746	$24,302

Cash paid for interest	$2,510	$2,231

Non-cash investing and financing activities
Lease liabilities and right of use assets arising from operating leases	$300	$426
Contingent consideration	497	397
Distribution of HC LLC preferred stock to non-controlling interest holders of DME Inc.	-	1,608
Repurchase of GP Corp. Note	-	3,072
Issuance of convertible notes	-	2,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2022

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

Discontinued Operations

We launched our real estate business in March 2018 with an investment of $2.7 million for a majority-interest in two Class A office buildings totaling 257,000 square feet situated on 17 acres of land in Fort Myers, Florida (collectively, the Property). The Property was fully-leased, on a triple-net basis, to a single tenant through March 31, 2030. On June 23, 2021, the Company sold its real estate business for $4.6 million in cash.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Wholly-owned subsidiaries include GECM, Great Elm Opportunities GP, Inc. (GEO GP), Great Elm FM Acquisition, Inc. (FM Acquisition), DME Holdings, Great Elm DME Manager, LLC (DME Manager) and Great Elm Capital GP, LLC (GEC GP). Majority-owned subsidiaries (including those divested during the year) include Forest, Great Elm FM Holdings, Inc. (FM Holdings), and HC LLC and its eight wholly-owned subsidiaries. In addition, we have determined that the Company is the primary beneficiary of certain variable interest entities, and therefore the operations of those entities have been included in our consolidated results for the relevant periods.

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

All assets and liabilities related to discontinued operations are excluded from the notes unless otherwise noted. In addition, the historical results of the real estate business operating segment have been reflected in the accompanying consolidated statements of operations for the three and nine months ended March 31, 2021 as discontinued operations. See Note 4 – Discontinued Operations.

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

Accounts Receivable

Substantially all of the accounts receivable balance relates to the durable medical equipment business. Accounts receivable are customer obligations due under normal sales and rental terms and represent the amount estimated to be collected from the customers and, if applicable, the third-party private insurance provider or government program (collectively, Payors), based on the contractual agreements. The Company does not require collateral in connection with its customer transactions and aside from verifying insurance coverage, does not perform credit checks on patient customers. Revenue and accounts receivable have been constrained to the extent that billed amounts exceed the amounts estimated to be collected. The constrained transaction price relates primarily to expected billing adjustments with the Payors and patient customers. Management’s evaluation of variable consideration takes into account such factors as past experience, information about specific receivables, Payors and patient customers. The revenue reserves related to constraints on variable consideration were $2.2 million and $2.5 million as of March 31, 2022 and June 30, 2021, respectively. During the three and nine months ended March 31, 2022 and 2021, the Company recognized reductions to revenue of $1.2 million and $3.0 million, and $2.2 million and $4.9 million, respectively, related to such constraints. See Note 3 – Revenue.

The assessment of variable consideration to be constrained is based on estimates, and ultimate losses may vary from current estimates. As adjustments to these estimates become necessary, they are reported in earnings in the periods in which they become known. There were no material adjustments to revenues made in the nine months ended March 31, 2022 relating to prior periods. Changes in constraints on variable consideration are recorded as a component of net revenues.

The Company generally does not allow returns from customers for reasons not covered under the manufacturer’s standard warranty. Therefore, there is no provision for sales return reserves. The Company does not have significant bad debt experience with Payors, and therefore the allowance for doubtful accounts is immaterial.

As of March 31, 2022 and June 30, 2021, the Company had unbilled receivables of approximately $0.1 million and $0.3 million, respectively, that relate to transactions where the Company has the ultimate right to invoice a Payor under the terms of the arrangement but are not currently billed. These unbilled amounts are included in accounts receivable in the condensed consolidated balance sheets.

Net Income (Loss) per Share

The following table presents the calculation of basic and diluted income (loss) per share:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands except per share amounts)	2022	2021	2022	2021
Loss from continuing operations	$(6,135)	$(2,818)	$(10,188)	$(7,440)
Income from discontinued operations, net of tax	-	73	$-	$211
Net loss	$(6,135)	$(2,745)	$(10,188)	$(7,229)
Less: net income (loss) attributable to non-controlling interest, continuing operations	(226)	(173)	159	(907)
Less: net income attributable to non-controlling interest, discontinued operations	-	15	-	45
Net loss attributable to Great Elm Group, Inc.	$(5,909)	$(2,587)	$(10,347)	$(6,367)
Weighted average shares basic and diluted:
Weighted average shares of common stock outstanding	26,842	25,757	26,963	25,669
Weighted average shares used in computing income (loss) per share	26,842	25,757	26,963	25,669
Basic and diluted income (loss) per share from:
Loss from continuing operations	$(0.22)	$(0.10)	$(0.38)	$(0.25)
Income from discontinued operations	-	0.00	-	0.00
Net loss	$(0.22)	$(0.10)	(0.38)	(0.25)

When calculating earnings per share, we are required to adjust for the dilutive effect of common stock equivalents. As of March 31, 2022, the Company had 13,298,887 potential shares of common stock, including 10,139,031 potential shares of Company common stock issuable upon conversion of Convertible Notes and 3,159,856 potential shares issuable upon the exercise of stock options and vesting of restricted stock units and restricted stock awards, that are not included in the diluted net income (loss) per share calculation because to do so would be anti-dilutive. As of March 31, 2021, the Company had 13,088,564 potential shares of common stock, including 9,656,616 shares of common stock issuable upon the conversion of the Company Convertible Notes and 3,431,948 potential shares issuable upon the exercise of stock options and vesting of restricted stock units and restricted stock awards, that are not included in the diluted net income (loss) per share calculation because to do so would be anti-dilutive.

As of March 31, 2022 and 2021, the Company had an aggregate of 579,423 and 732,909 issued shares, respectively, that are subject to forfeiture by the employee at a nominal price if service and/or performance milestones are not met. The Company does not account for such shares as being outstanding for accounting purposes since they are unvested and subject to forfeiture.

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

The Company’s durable medical equipment revenue and related accounts receivable are concentrated with third-party Payors. The following table summarizes customer concentrations as a percentage of revenues:

	For the three months ended March 31,		For the nine months ended March 31,
	2022	2021	2022	2021
Government Payor	33%	32%	35%	35%
Third-party Payor	10%	11%	13%	12%
(1)
Revenue concentration percentages have been recast from those previously reported to reflect the presentation of the real estate business within discontinued operations

The following table summarizes customer concentrations as a percentage of accounts receivable:

	As of
	March 31, 2022	June 30, 2021
Government Payor	28%	30%
Third-party Payor	19%	14%

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

Consolidated Balance Sheet Impact	As of June 30, 2021
	As Reported(1)	ASU 2020-06 Adjustment	As Adjusted
Liabilities
Convertible notes	$22,054	$11,279	$33,333
Other liabilities	1,070	(155)	915
Total Liabilities	95,321	11,124	106,445
Stockholders' equity
Additional paid-in-capital	3,319,767	(12,154)	3,307,613
Accumulated deficit	(3,265,433)	1,030	(3,264,403)
Total Great Elm Group, Inc Stockholder's Equity	54,360	(11,124)	43,236
Total Stockholder's Equity	63,909	(11,124)	52,785

Consolidated Statement of
Operations Impact	For the three months ended March 31, 2021
	As Reported(1)	ASU 2020-06 Adjustment	As Adjusted
Non-operating expenses
Interest expense	$(1,534)	$173	$(1,361)
Net loss from continuing operations
Net loss from continuing operations	(2,991)	173	(2,818)
Net loss per share (basic and diluted)	(0.11)	0.01	(0.10)

	For the nine months ended March 31, 2021
	As Reported(1)	ASU 2020-06 Adjustment	As Adjusted
Non-operating expenses
Interest expense	$(4,105)	$498	$(3,607)
Net loss from continuing operations
Net loss from continuing operations	(7,938)	498	(7,440)
Net loss per share (basic and diluted)	(0.27)	0.02	(0.25)
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

3. Revenue

The revenues from each major source of revenue are summarized in the following table:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2022	2021	2022	2021
Product and Services Revenue
Investment Management
Management Fees	$779	$613	$2,550	$1,823
Administration and Service Fees	209	115	442	438
	988	728	2,992	2,261
Durable Medical Equipment
Equipment Sales	8,976	7,309	26,674	23,728
Service Revenues	1,383	1,297	4,038	3,635
	10,359	8,606	30,712	27,363

Total product and services revenue	$11,347	$9,334	$33,704	$29,624

Rental Revenue
Durable Medical Equipment
Medical Equipment Rental Income	5,275	4,511	16,205	14,907
Total rental revenue	5,275	4,511	16,205	14,907

Total	$16,622	$13,845	$49,909	$44,531

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

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain Payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application or claim denial. The Company constrains revenue for these estimated adjustments. There were no material changes in estimates recorded in the three and nine months ended March 31, 2022, relating to prior periods.

The payment terms and conditions of customer contracts vary by customer type and the products and services offered.

The Company may provide shipping services prior to the point of delivery and has concluded that the services represent a fulfilment activity and not a performance obligation. Returns and refunds are not accepted on either equipment sales or sleep study services. The Company does not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products or services are not recognized as revenue. The Company does not incur contract acquisition costs. The Company does not have any partially or unfilled performance obligations related to contracts with customers. However, during the quarter ended June 30, 2020, the Company applied for and received $4.4 million in advanced payments from the Centers for Medicare and Medicaid Services (CMS) under their Accelerated and Advance Payment Program, which was expanded to increase cash flow to providers of services and suppliers impacted by the COVID-19 pandemic. CMS began recoupments during fiscal 2021, leaving a remaining balance of $3.5 million as of June 30, 2021. During the three and nine months ended March 31, 2022, we issued recoupments of $0.7 million and $3.0 million, leaving a remaining balance of $0.5 million as of March 31, 2022. These amounts are included within deferred revenue on the condensed consolidated balance sheet. The Company has no other contract liabilities as of March 31, 2022 or June 30, 2021.

Included in sales and services revenue are unbilled amounts for which the revenue recognition criteria had been met as of period end but were not yet billed to the Payor. The estimate of net unbilled rental revenue recognized is based on historical trends and estimates of future collectability. As of March 31, 2022 and June 30, 2021, net unbilled sales and services revenue is approximately $0.1 million and $0.2 million, respectively, and is included in accounts receivable.

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

Incentive Fees

The Company earns incentive fees based on the investment management agreements GECM has with GECC and separately managed accounts. Where an investment management agreement includes both management fees and incentive fees, the performance obligation is considered to be a single obligation for both fees. Incentive fees are variable consideration associated with the GECC investment management agreement. Incentive fees are recognized based on investment performance during the period, subject to the achievement of minimum return levels or high-water marks, in accordance with the terms of the respective investment management agreements. Incentive fees range from 5.0% to 20.0% of the performance-based metric specified within each agreement. Effective March 31, 2022 the Company unconditionally waived all accrued incentive fees through March 31, 2022, therefore the accrued yet constrained incentive fees is $0.0 million.

Administration and Service Fees

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

The Company also earns service fees based on a shared services agreement with certain portfolio companies of GECC. This revenue is recognized over time as the services are performed. Service fees are billed quarterly in arrears, which is consistent with the timing of the delivery of services and reflect agreed upon rates for the services provided. The services are accounted for as a single performance obligation that is a series of distinct services with substantially the same pattern of transfer as the services are provided on a daily basis.

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

The lease term begins on the date products are delivered to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including Medicare, private payors, and Medicaid. Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain Payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application or claim denial. There were no material changes in estimates recorded in the nine months ended March 31, 2022, relating to prior periods.

Although invoicing typically occurs at the beginning of the monthly rental period, we recognize revenue from rentals on a daily basis. Since rental agreements can commence at any time during a given month, we defer revenue related to the remaining monthly rental period as of period end. Deferred revenue related to rentals was $0.9 million and $1.0 million as of March 31, 2022 and June 30, 2021, respectively.

Included in rental revenue are unbilled amounts for which the revenue recognition criteria had been met as of period end but were not yet billed to the Payor. Net unbilled rental revenue is recognized to the extent payment is probable. As of March 31, 2022 and June 30, 2021, net unbilled rental revenue is approximately $0.04 million and $0.1 million, respectively, and is included in accounts receivable.

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

The following table provides a reconciliation of the Company’s net income from discontinued operations presented in the consolidated statements of operations:

	For the three months ended March 31,	For the nine months ended March 31,
(in thousands)	2021	2021
Discontinued operations:
Real estate rental revenue	$1,276	$3,824

Real estate expenses	128	380
Depreciation and amortization	430	1,291
Interest expense	645	1,942
Net income from discontinued operations	$73	$211

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

The purchase consideration was $2.0 million, comprised of $1.25 million paid at closing, $0.25 million of amounts due to seller pending satisfaction of certain indemnification obligations, and $0.5 million representing the acquisition date fair value of contingent consideration. The allocation of the purchase price for MedOne resulted in goodwill of $1.9 million. Goodwill was assigned to the durable medical equipment segment and is attributable primarily to expected synergies and the assembled workforce of the acquired business. All of the goodwill is expected to be deductible for income tax purposes. The presentation of pro forma financial disclosures are not required in connection with the MedOne acquisition.

The contingent consideration arrangement requires the Company to pay up to $1.0 million of additional consideration to the seller if certain revenue thresholds are achieved for each of the 12 month periods ending September 1, 2022, and 2023. The fair value of the contingent consideration arrangement at the acquisition date was $0.5 million. The Company estimated the fair value of the contingent consideration using a Monte Carlo simulation model. The key assumptions in applying the Monte Carlo simulation model include volatility of 23.3% and a discount rate of 10.3%. The contingent consideration is included within accrued expenses and other liabilities in the consolidated balance sheets.

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

The purchase consideration was $1.1 million, comprised of $0.4 million paid at closing net of cash acquired, $0.3 placed in escrow for potential satisfaction of certain indemnification obligations, and $0.4 million representing the acquisition date fair value of contingent consideration. The allocation of the purchase price for AMPM resulted in goodwill of $0.7 million and intangible assets, including trade names of $0.4 million. Goodwill was assigned to the durable medical equipment segment and is attributable primarily to expected synergies and the assembled workforce of the acquired business. None of the goodwill is expected to be deductible for income tax purposes. The presentation of pro forma financial disclosures are not required in connection with the AMPM acquisition.

The contingent consideration arrangement requires the Company to pay up to $2.1 million of additional consideration to the seller if certain revenue thresholds are achieved for the 12 months ending September 1, 2022. The fair value of the contingent consideration arrangement at the acquisition date was $0.4 million. The Company estimated the fair value of the contingent consideration using a Monte Carlo simulation model. The key assumptions in applying the Monte Carlo simulation model include volatility of 40.0% and a discount rate of 10.3%. The contingent consideration is included within accrued expenses and other liabilities in the consolidated balance sheets.

6. Related Party Transactions

Related party transactions are measured in part by the amount of consideration paid or received as established and agreed by the parties. Consideration paid for such services in each case is the negotiated value.

Durable Medical Equipment

In connection with the acquisition of the durable medical equipment businesses in September 2018, DME Inc. and its subsidiaries entered into a term loan (the Corbel Facility) with Corbel Capital Partners SBIC, L.P. (Corbel). Jeffrey S. Serota, a member of the Company’s Board of Directors, serves as Vice Chairman to Corbel Capital Partners. Corbel previously held an interest in one of our acquired durable medical equipment businesses and was one of the sellers in our acquisition of the business. As a result of the acquisition, at March 31, 2022 Corbel holds a non-controlling interest in HC LLC. Pursuant to the Corbel Facility, Corbel was paid a structuring fee and a quarterly monitoring fee. In conjunction with the JPM Transactions (as defined below), the Corbel Facility was repaid early on December 29, 2020, and DME Inc. paid a deferred structuring fee as well as a prepayment penalty. See Note 12 - Borrowings for additional information on the Corbel Facility and Note 15 – Non-Controlling Interests and Preferred Stock of Subsidiaries.

In connection with the acquisition of the durable medical equipment businesses, the Company issued non-controlling interests in DME Inc. to the former owners, including Corbel discussed above. These non-controlling interests in DME Inc. became non-controlling interests in HC LLC in May 2021. See Note 15 – Non-Controlling Interests and Preferred Stock of Subsidiary.

Investment Management

The Company’s wholly-owned subsidiary, GECM, has agreements to provide administrative services and manage the investment portfolio for GECC and other investment products. Under these agreements, GECM receives administrative fees, management fees based on the managed assets (other than cash and cash equivalents) and incentive fees based on the performance of those assets. Additionally, GECM has agreements with portfolio companies of GECC in which it receives service fees for such services. See Note 3 – Revenue for additional discussions of the fee arrangements.

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

The Company has retained the specialized investment company accounting guidance under GAAP with respect to the Consolidated Funds. As such, investments of the Consolidated Funds are included in the condensed consolidated balance sheets at fair value and the net unrealized gain (loss) on those investments is included as a component of other income on the condensed consolidated income statement. Non-controlling interests in these Consolidated Funds are included in net loss attributable to non-controlling interest. As of March 31, 2022 no single issuer or investment of the Consolidated Funds had a fair value greater than 5% of the Company’s total consolidated assets.

Additionally, the Company receives dividends from its investment in GECC and earns unrealized profits and losses based on the mark-to-market performance of its investment in GECC. See Note 7 – Fair Value Measurements.

The following tables summarize activity and outstanding balances between the managed investment products and the Company:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2022	2021	2022	2021
Net (loss) income on investments	$(3,474)	$(1,112)	$(5,838)	$(454)
Net (loss) income on investments of Consolidated Funds	(284)	155	(279)	221
Dividend income	549	554	1,651	2,400

	As of
(in thousands)	March 31, 2022	June 30, 2021
Dividends receivable	$-	$554
Investment management revenues receivable	1,010	936
Receivable for reimbursable expenses paid	286	297

Outstanding receivables are included in related party receivables in the condensed consolidated balance sheets. Outstanding receivables from the Consolidated Funds are eliminated in consolidation. As of March 31, 2022, the Company had $0.1 million in receivable for reimbursable expenses paid on behalf of the Consolidated Funds.

The Company is the owner of approximately 20.4% of the outstanding shares of GECC, valued at $13.4 million as of March 31, 2022. Certain officers and directors of the Company are also officers and directors of GECC. Matthew A. Drapkin is a director of our Board and also the Chairman of the GECC Board, and Adam M. Kleinman is our President and Chief Operating Officer as well as the Chief Compliance Officer of GECC.

As of March 31, 2022 MAST Capital is the beneficial owner of approximately 7.3% of the Company’s outstanding common stock and $2.3 million in Convertible Notes (as defined below). See Note 13 – Convertible Notes for additional discussion of the Convertible Notes.

In October 2020, GECM entered into a shared personnel and reimbursement agreement with Imperial Capital Asset Management, LLC (ICAM). Jason W. Reese, the Executive Chairman of the Company’s Board of Directors, is the Chief Executive Officer of ICAM. Costs incurred under this agreement relate to human resource, investment management, and other administrative services provided by ICAM employees, for the benefit of the Company, and are included in investment management expenses in the condensed consolidated statement of operations. For the three and nine months ended March 31, 2022, such costs were $0.4 million and $0.7 million, respectively. For the three and nine months ended March 31, 2021, such costs were $0.1 million and $0.2 million. The Company also granted Restricted Stock Awards to an employee of ICAM with a grant date fair value of $0.2 million during the quarter ended December 31, 2021 as additional compensation for consulting services performed under the shared personnel and reimbursement agreement with ICAM.

General Corporate

On August 31, 2021, the Company entered into a financial advisory agreement with Imperial Capital, LLC. Jason W. Reese, the Executive Chairman of the Company’s Board of Directors, is an Executive Committee Member of Imperial Capital, LLC. The agreement included a retainer fee of $0.1 million which was paid during the current fiscal period as well as certain success-based fees related to potential future transactions.

Additionally, the Company receives dividends from its investment in Monomoy Properties and earns unrealized profits and losses based on the mark-to-market performance of its underlying assets in Monomoy Properties. Monomoy Properties is managed by ICAM. The following tables summarize activity between Monomoy Properties and the Company:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2022	2021	2022	2021
Net gain on investment	$266	$-	$795	$-
Dividend income	94	-	288	-
Dividend receivable	96	-	96	-

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

All financial assets or liabilities that are measured at fair value on a recurring and non-recurring basis have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. The assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized in the tables below:

	Fair Value as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Equity investments	$13,419	$-	$-	$13,419
Equity investments of Consolidated Funds	11,340	-	-	11,340
Total assets within the fair value hierarchy	$24,759	$-	$-	$24,759
Investments valued at net asset value				5,741
Total assets				$30,500
Liabilities:
Participation feature of HC LLC Series A-2 Preferred Stock	$-	$-	*	*
Contingent consideration liability	-	-	388	388
Total liabilities	$-	$-	$388	$388

	Fair Value as of June 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investments	$19,444	$-	$-	$19,444
Equity investments of Consolidated Funds	26,490	-	-	26,490
Total assets within the fair value hierarchy	$45,934	$-	$-	$45,934
Investments valued at net asset value				4,600
Total assets				$50,534
Liabilities:

Participation feature of HC LLC Series A-2 Preferred Stock	$-	$-	*	*
Contingent consideration liability	-	-	271	271
Total liabilities	$-	$-	$271	$271

*Balance eliminates in consolidation.

There were no transfers between levels of the fair value hierarchy during the nine months ended March 31, 2022 and 2021.

The following is a reconciliation of changes in contingent consideration, a Level 3 liability:

	For the nine months ended March 31,
(in thousands)	2022	2021
Beginning balance	$271	$-
Additions	497	397
Change in fair value	(380)	-
Ending balance	$388	$397

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

As of March 31, 2022 investments in private funds consist of our investment in Monomoy Properties, an industrial real estate-focused fund, and Sharp Alpha Fund I, LP (Sharp Alpha), a closed-end limited partnership focused on gaming technologies. Monomoy Properties allows redemptions annually with 90 days’ notice subject to a one-year lockup from the date of initial investment. Sharp Alpha does not allow for redemptions. Distributions will be received as the underlying assets are liquidated over the life of the fund, which is expected to be approximately 10 years.

Contingent consideration

In conjunction with the acquisition of AMPM on March 1, 2021, the Company entered into a contingent consideration agreement that requires the Company to pay up to $2.1 million if certain revenue thresholds of the acquired business are achieved for the 12 months ending September 1, 2022. The Company estimated the fair value of the contingent consideration using a Monte Carlo simulation model. The key assumptions in applying the Monte Carlo simulation model as of the acquisition date include volatility of 40.0% and a discount rate of 10.3%. The key assumptions in applying the Monte Carlo simulation model as of March 31, 2022 include volatility of 26.8% and a discount rate of 10.3%.

In conjunction with the acquisition of MedOne on August 31, 2021, the Company entered into a separate contingent consideration agreement that requires the Company to pay up to $1.0 million if certain revenue thresholds of the acquired business are achieved for the 12 months ending September 1, 2022 and September 1, 2023. The Company estimated the fair value of the contingent consideration using a Monte Carlo simulation model. The key assumptions in applying the Monte Carlo simulation model as of the acquisition date include revenue forecasts, volatility of 23.3% and a discount rate of 10.3%. The key assumptions in applying the Monte Carlo simulation model as of March 31, 2022 include volatility of 25.0% and a discount rate of 10.3%.

The contingent consideration is included within the other liabilities in the consolidated balance sheets.

Participation feature of HC LLC Series A-2 Preferred Stock

On December 29, 2020, in conjunction with the JPM Transactions, the Company issued HC LLC Series A-2 Preferred Stock to our consolidated subsidiary, Forest. See Note 15 – Non-Controlling Interests and Preferred Stock of Subsidiaries. An embedded derivative was identified in the instrument requiring bifurcation from the host instrument as a derivative to be carried at fair value. The value of the derivative related to a participation feature upon the sale of the durable medical equipment business. As of period end, the fair value of this derivative is determined using an option pricing model based on the estimated value of HC LLC derived from a discounted cash flow income approach and a guideline public company market approach. The key assumptions in applying the valuation approach as of March 31, 2022 include financial forecasts of the durable medical equipment business and a volatility rate of 63.4% (level 3 inputs in accordance with the GAAP fair value hierarchy). The key assumptions in applying the valuation approach as of June 30, 2021 include financial forecasts of the durable medical equipment business, a discount rate of 14.5% and a volatility rate of 50.4%. The fair value of the embedded derivative as of March 31, 2022 and June 30, 2021, was $9.3 million and $5.8 million respectively. Since the HC LLC Series A-2 Preferred Stock are issued to Forest, a consolidated subsidiary, the instruments and their effects on our operations have been eliminated in consolidation and therefore the valuation of the participation feature is reflected as zero within the table above. However, this valuation does impact our segment results and non-controlling interest accounts.

8. Fixed Assets

The Company’s fixed assets consist of its medical equipment held for rental, furniture and fixtures, and leasehold improvements used in its operations. The following tables detail the Company’s fixed assets:

(in thousands)	March 31, 2022	June 30, 2021
Property and Equipment
Leasehold improvements	$951	$835
Vehicles	161	172
Computer equipment and software	636	500
Furniture and fixtures	565	422
Sleep study equipment	593	593
	2,906	2,522
Accumulated depreciation	(2,293)	(1,541)
Net carrying amount	$613	$981

Medical Equipment Held for Rental
Medical equipment held for rental	$15,349	$14,933
Accumulated depreciation	(8,539)	(7,542)
Net carrying amount	$6,810	$7,391

The following table reconciles depreciation expense included in the following lines of the condensed consolidated statements of operations to total depreciation expense for each period presented.

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2022	2021	2022	2021
Depreciation and amortization	$141	$79	$436	$163
Cost of durable medical equipment rentals	1,575	1,478	4,860	4,683
Total depreciation expense	$1,716	$1,557	$5,296	$4,846

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

The changes in the carrying value of goodwill are as follows:

	For the nine months ended March 31,
(in thousands)	2022	2021
Beginning balance	$50,536	$50,010
Acquisition of businesses	1,927	648
Purchase accounting adjustment	-	-
Ending balance	$52,463	$50,658

The following tables provide details associated with the Company’s identifiable intangible assets subject to amortization (dollar amounts in thousands):

	As of March 31, 2022			As of June 30, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Durable Medical Equipment
Tradename	$9,060	$(3,207)	$5,853	$9,060	$(2,511)	$6,549
Hospital contracts	90	(43)	47	90	(15)	75
Non-compete agreements	990	(681)	309	1,370	(890)	480
	10,140	(3,931)	6,209	10,520	(3,416)	7,104

Investment Management
Investment management agreement	3,900	(2,557)	1,343	3,900	(2,293)	1,607
Assembled workforce	526	(345)	181	526	(309)	217
	4,426	(2,902)	1,524	4,426	(2,602)	1,824

Total	$14,566	$(6,833)	$7,733	$14,946	$(6,018)	$8,928

Aggregate Amortization Expense (in thousands)	2022	2021
For the three months ended March 31,	$376	$413
For the nine months ended March 31,	1,195	1,261

Estimated Future Amortization Expense (in thousands):
For the three months ending June 30, 2022	$377
For the year ending June 30, 2023	1,469
For the year ending June 30, 2024	1,267
For the year ending June 30, 2025	1,157
For the year ending June 30, 2026	1,095
Thereafter	2,368
Total	$7,733

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

(in thousands)	March 31, 2022	June 30, 2021
Facilities
Right of use assets	$3,957	$5,121

Current portion of lease liabilities	1,637	1,864
Lease liabilities, net of current portion	2,546	3,532
Total liabilities	$4,183	$5,396

Weighted-average remaining life	3.0 years	3.3 years
Weighted-average discount rate	11.0%	11.0%

Vehicles
Right of use assets	$58	$87

Current portion of lease liabilities	17	29
Lease liabilities, net of current portion	41	58
Total liabilities	$58	$87

Weighted-average remaining life	4.4 years	3.9 years
Weighted-average discount rate	6.5%	9.8%

Equipment
Right of use assets	$9	$33

Current portion of lease liabilities	9	27
Lease liabilities, net of current portion	-	6
Total liabilities	$9	$33

Weighted-average remaining life	0.9 years	1.0 years
Weighted-average discount rate	12.5%	12.5%

As of March 31, 2022, the Company had remaining right of use assets of $4.0 million and lease liabilities of $4.3 million (consisting of $1.7 million in current portion of lease liabilities and $2.6 million in lease liabilities, net of current portion on the condensed consolidated balance sheet) related to the leases discussed herein.

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

Certain operating leases include variable lease costs which are not material and are included in operating lease costs. Additional details are presented in the following table:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2022	2021	2022	2021
Facilities
Operating lease cost	$592	$559	$1,717	$1,638
Cash paid for operating leases	550	527	1,627	1,616

Vehicles
Operating lease cost	$19	$23	$48	$37
Cash paid for operating leases	15	9	45	23

Equipment
Operating lease cost	$5	$12	$23	$34
Cash paid for operating leases	5	12	23	34

The following table summarizes the Company’s undiscounted cash payment obligations for its operating leases:

(in thousands)
For the three months ending June 30, 2022	$611
For the year ending June 30, 2023	1,804
For the year ending June 30, 2024	1,343
For the year ending June 30, 2025	814
For the year ending June 30, 2026	546
Thereafter	128
Total lease payments	$5,246
Imputed interest	(996)
Total lease liabilities	$4,250

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

12. Borrowings

The Company’s subsidiaries’ outstanding borrowings are summarized in the following table:

(in thousands)	Subsidiaries	March 31, 2022	June 30, 2021
Equipment Financing	DME Inc. and subsidiaries	2,711	2,041
Less current portion of capitalized equipment financing		(2,711)	(1,974)
Equipment financing debt, net of current portion		$-	$67

The Company incurred interest expense of $0.03 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively. The Company incurred interest expense of $0.9 million and $2.3 million for the nine months ended March 31, 2022 and 2021, respectively.

The Company’s aggregate future required principal debt repayments are summarized in the following table:

(in thousands)	Principal Due
For the three months ending June 30, 2022	$1,230
For the year ending June 30, 2023	1,481
Total	$2,711

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

Principal payments and interest expense incurred on the Corbel Facility are summarized in the following table:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2022	2021	2022	2021
Principal payments	$-	$-	$-	$25,106
Interest expense	-	-	-	1,296

The Company also assumed a revolving line of credit with Banc of California (formally Pacific Mercantile Bank) (DME Revolver) in the acquisition of the durable medical equipment businesses in 2018. There were no borrowings outstanding under the DME Revolver at March 31, 2022. DME Revolver allows for borrowings up to $10 million, subject to a fixed percentage of qualifying accounts receivables and inventories related to the durable medical equipment business operations. Borrowings under the line of credit are due on November 29, 2022 and accrue interest at a variable rate of the prime rate plus 0.4% per annum. At March 31, 2022 the interest rate was 3.9%. Interest is payable monthly in arrears. The Company has the option to prepay the borrowings without any penalty.

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

HC LLC’s operating subsidiaries also utilize equipment financing debt to fund certain inventory and equipment purchases from suppliers. These equipment financing debt agreements are entered into with third party banks and are generally payable in equal installments over terms of one to three years, depending on the nature of the underlying purchases being financed. The debt is secured by the inventory and equipment, as applicable, of the operating subsidiaries entering into the agreements, and the long-term agreements have implicit interest rates between 7 – 8%. During the nine months ended March 31, 2022 and 2021, the Company financed $4.6 million and $3.6 million, respectively, in inventory and equipment through such financing agreements.

Investment Management

As part of the entry into the investment management business, the Company acquired certain assets from MAST Capital and in consideration for those assets, Great Elm GECC GP Corp. (GP Corp.) issued a senior secured note payable (the GP Corp. Note). The GP Corp. Note matures in November 2026, accrues interest at a variable rate of three-month LIBOR plus 3.0% per annum and is secured by a profit sharing agreement related to GECM’s management of GECC. On March 10, 2021, GEG purchased the GP Corp. Note as well as non-controlling interests in GP Corp. and certain board appointment rights from MAST Capital. In exchange, GEG issued $2.3 million of Convertible Notes. As MAST Capital is a related party, no gain was recorded on the transaction. The difference in carrying value between the instruments purchased (including the GP Corp. Note and MAST Capital’s non-controlling interests) and that of the newly issued convertible notes was treated as a capital contribution and recorded to additional paid in capital in the amount of $0.6 million.

Payments and interest expense incurred on the GP Corp. Note are summarized in the following table:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2022(1)	2021	2022(1)	2021
Principal payments	$-	$-	$-	$-
Interest expense	-	22	-	73

(1) Principal and interest amounts incurred after GEG’s purchase of the GP Corp. note are not reported in this table, as they eliminate in consolidation.

13. Convertible Notes

As of March 31, 2022 the total principal balance of Convertible Notes outstanding was $35.2 million including cumulative interest paid-in-kind. The convertible notes (Convertible Notes) are held by a consortium of investors, including $16.6 million issued to certain related parties. Such Convertible Notes issued to related parties include:

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

The Company incurred interest expense of $0.4 million and $1.3 million, respectively, for the three and nine months ended March 31, 2022. During the three and nine months ended March 31, 2021 the company incurred interest expense of $0.4 million and $1.2 million, respectively, related to the convertible notes, inclusive of non-cash interest related to amortization of discount.

14. CARES Act

On December 27, 2020, the Taxpayer Certainty and Disaster Tax Relief Act of 2020 expanded certain benefits made available under the enhanced Coronavirus Aid, Relief, and Economic Security Act, including modifying and extending the Employee Retention Credit (ERC). As modified, the ERC provides eligible employers with less than 500 employees a refundable tax credit against the employer’s share of social security taxes. The ERC is equal to 70% of qualified wages paid to employees during calendar 2021 for a maximum credit per employee of $7,000 per employee for each calendar quarter through September 30, 2021. In addition to claiming ERC’s during the prior fiscal year, the Company claimed ERCs of $2.4 million during the nine months ended March 31, 2021.

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

15. Non-Controlling Interests and Preferred Stock of Subsidiaries

Non-Controlling Interests of Subsidiaries

Holders of non-controlling interests in a subsidiary of the Company hold certain rights, which result in the classification of the securities as either liability, temporary equity or permanent equity. The following table summarizes the non-controlling interests of subsidiary balances on the condensed consolidated balance sheets:

(in thousands)	March 31, 2022	June 30, 2021
HC LLC
Temporary equity	$2,262	$2,639
Permanent equity	2,262	2,639
Total HC LLC	4,524	5,278
GEC GP
Permanent equity	-	(79)
Consolidated Funds
Permanent equity	3,648	4,228
Forest
Permanent equity	3,827	2,761
Total Non-controlling interests	$11,999	$12,188

The following table summarizes the net income (loss) attributable to the non-controlling interests on the condensed consolidated statements of operations:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2022	2021	2022	2021
DME Inc.
Temporary equity	$-	$(509)	$-	$(846)
Permanent equity	-	(509)	-	(846)
Total DME Inc.	-	(1,018)	-	(1,692)
HC LLC
Temporary equity	(686)	-	(377)	-
Permanent equity	(686)	-	(377)	-
Total HC LLC	(1,372)	-	(754)	-
GP Corp.
Permanent equity	-	(26)	-	(86)
GEC GP
Permanent equity	(3)	-	(7)	-
Consolidated Funds
Permanent equity	(95)	(148)	(146)	(148)
Forest
Permanent equity	1,244	1,019	1,066	1,019
FM Holdings
Permanent equity	-	15	-	45
Total	$(226)	$(158)	$159	$(862)

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

GEC GP – Non-controlling interest classified as permanent equity

As described above, on June 29, 2021, the Company exchanged its 98.2% interest in GP Corp. for an identical 98.2% direct interest in GP Corp.’s wholly-owned subsidiary, GEC GP. GEC GP owns the rights to the Profit Sharing Agreement with GECM as well as an intercompany obligation under the GP Corp. Note. During the quarter ended March 31, 2022, the Company purchased the remaining shares of in GEC GP. As of March 31, 2022, no non-controlling interest is outstanding.

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

Consolidated Funds – Non-controlling interest classified as permanent equity

As of March 31, 2022, the Company held 71.7% of the capital in the Consolidated Funds. The remaining capital in the Consolidated Funds is recorded as a non-controlling interest. These non-controlling interests include affiliated individuals and entities.

FM Holdings – Non-controlling interest classified as permanent equity

In connection with the acquisition of the real estate business in March 2018, the Company issued the former owner a 19.9% interest in FM Holdings. The real estate business was sold in June 2021. See Note 4 – Discontinued Operations.

Redeemable Preferred Stock of Subsidiaries

The following table summarizes the preferred stock of subsidiary balances on the condensed consolidated balance sheets (in shares):

	Balance, as of June 30, 2021	Issuance of Preferred Stock	Redemption of Preferred Stock	Balance, as of March 31, 2022
HC LLC
Series A-1 Preferred Stock	10,090	-	-	10,090
Series A-2 Preferred Stock	34,010	-	-	34,010
Total HC LLC	44,100	-	-	44,100
Forest
Forest Preferred Stock	35,010	-	-	35,010
Total	79,110	-	-	79,110

There was no preferred stock activity during the nine months ended March 31, 2022 or 2021.

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

16. Stockholders’ Equity

Restricted Stock Awards and Restricted Stock Units

In November 2021, the Compensation Committee of the Board of Directors (the Compensation Committee) in its discretion determined that an aggregate of 580,023 performance shares previously awarded to certain employees had vested. These restricted stock awards granted had both performance and service requirements in connection with the formation of the investment management business. The vesting of these awards was subject to a five-year service requirement and an investment management cumulative revenue collection target of $40 million for the five-year period ended November 3, 2021. The discretionary vesting of shares, as determined by the Compensation Committee resulted in a charge to stock-based compensation expense of $0.6 million during the nine months ended March 31, 2022.

In addition, during the three and nine months ended March 31, 2022, the Company granted 543,686 and 748,288, respectively, service-based restricted stock awards, which have various vesting terms between 1-3 years subject to service requirements.

Restricted stock units are subject to service requirements. The Company accounts for forfeitures of the restricted stock units in the period incurred. During the nine months ended March 31, 2022 the Company granted 7,845 and 140,294 shares of restricted stock units to employees and directors, respectively.

The activity of the Company’s restricted stock awards and restricted stock units for the nine months ended March 31, 2022 was as follows:

Restricted Stock Awards and Restricted Stock Units	Restricted Stock (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2021	904	$3.71
Granted	896	2.14
Vested	(970)	3.31
Forfeited	(153)	3.92
Outstanding at March 31, 2022	677	$2.22

Stock Options

The following table summarizes the Company’s option award activity as of and through March 31, 2022:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2021	2,493	$3.69	4.51	$-
Options granted	18	2.87	-	-
Exercised	-	-	-	-
Forfeited, cancelled or expired	(32)	3.81	-	-
Outstanding at March 31, 2022	2,479	$3.68	3.34	$-
Exercisable at March 31, 2022	2,229	$3.68	3.17	$-
Vested and expected to vest as of March 31, 2022	2,479	$3.66	3.34	$-

During the three months ended March 31, 2022 and 2021, the Company recognized total stock-based compensation associated with all restricted stock and stock options of $0.5 million and $0.6 million, respectively. During the nine months ended March 31, 2022 and 2021, the Company recognized total stock-based compensation associated with all restricted stock and stock options of $2.2 million and $1.3 million, respectively.

As of March 31, 2022, the Company had unrecognized compensation costs related to all unvested share awards and options totaling $1.7 million.

During the nine months ended March 31, 2022, the Company issued compensation to certain employees in the form of GECC common shares to be settled with GECC shares currently held by the Company. The total value of GECC shares awarded for the nine months ended March 31, 2022 was $0.9 million, of which $0.2 million vested immediately, and the balance will vest annually pro-rata over a three year period. Related compensation expense was $0.07 million and $0.4 million for the three and nine months ended March 31, 2022, respectively.

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

The following tables illustrate results of operations by segment:

	For the three months ended March 31, 2022
(in thousands)	Durable Medical Equipment	Investment Management	General Corporate	Intercompany Eliminations(1)	Consolidated Total
Revenue:
Total revenue	$15,634	$988	$230	$(230)	$16,622
Operating costs and expenses:
Cost of durable medical equipment sold and services	(4,362)	-	-	-	(4,362)
Cost of durable medical equipment rentals	(1,708)	-	-	-	(1,708)
Depreciation and amortization	(428)	(89)	-	-	(517)
Non-cash compensation(3)	-	(262)	(316)	-	(578)
Transaction costs(4)	-	-	(92)	-	(92)
Other selling, general and administrative	(8,875)	(1,372)	(1,287)	230	(11,304)
Total operating expenses	(15,373)	(1,723)	(1,695)	230	(18,561)
Other income (expense):
Interest expense	(1,269)	(24)	(1,263)	1,202	(1,354)
Other income (expense)	(5,612)	(3,222)	7,174	(1,202)	(2,862)
Total other income (expense), net	(6,881)	(3,246)	5,911	-	(4,216)
Total pre-tax income (loss)	$(6,620)	$(3,981)	$4,446	$-	$(6,155)

	For the three months ended March 31, 2021
(in thousands)	Durable Medical Equipment	Investment Management	General Corporate	Intercompany Eliminations(1)	Consolidated Total
Revenue:
Total revenue	$13,117	$728	$162	$(162)	$13,845
Operating costs and expenses:
Cost of durable medical equipment sold and services	(3,806)	-	-	-	(3,806)
Cost of durable medical equipment rentals	(1,657)	-	-	-	(1,657)
Depreciation and amortization	(508)	(109)	(1)	-	(618)
Non-cash compensation(3)	-	(181)	(435)	-	(616)
Transaction costs(4)	(107)	-	(155)	-	(262)
Other general and administrative	(6,023)	(742)	(1,380)	162	(7,983)
Total operating expenses	(12,101)	(1,032)	(1,971)	162	(14,942)
Other income (expense):
Interest expense	(1,280)	(25)	(1,287)	1,231	(1,361)
Other income (expense)	(4,795)	(403)	6,026	(1,231)	(403)
Total other income (expense), net	(6,075)	(428)	4,739	-	(1,764)
Total pre-tax income (loss)	$(5,059)	$(732)	$2,930	$-	$(2,861)

	For the nine months ended March 31, 2022
(in thousands)	Durable Medical Equipment	Investment Management(1)	General Corporate(1)	Intercompany Eliminations(2)	Consolidated Total
Revenue:
Total revenue	$46,917	$2,992	$645	$(645)	$49,909
Operating costs and expenses:
Cost of durable medical equipment sold and services	(12,731)	-	-	-	(12,731)
Cost of durable medical equipment rentals	(5,292)	-	-	-	(5,292)
Depreciation and amortization	(1,324)	(306)	(1)	-	(1,631)
Non-cash compensation(3)	-	(1,604)	(968)	-	(2,572)
Transaction costs(4)	(224)	-	(311)	-	(535)
Other selling, general and administrative	(23,634)	(3,283)	(3,679)	645	(29,951)
Total operating expenses	(43,205)	(5,193)	(4,959)	645	(52,712)
Other income (expense):
Interest expense	(3,845)	(72)	(3,801)	3,640	(4,078)
Other income (expense)	(3,468)	(4,479)	8,194	(3,640)	(3,393)
Total other income (expense), net	(7,313)	(4,551)	4,393	-	(7,471)
Total pre-tax income (loss)	$(3,601)	$(6,752)	$79	$-	$(10,274)

	For the nine months ended March 31, 2021
(in thousands)	Durable Medical Equipment	Investment Management(1)	General Corporate(1)	Intercompany Eliminations(2)	Consolidated Total
Revenue:
Total revenue	$42,270	$2,261	$298	$(298)	$44,531
Operating costs and expenses:
Cost of durable medical equipment sold and services	(12,716)	-	-	-	(12,716)
Cost of durable medical equipment rentals	(5,193)	-	-	-	(5,193)
Depreciation and amortization	(1,433)	(364)	(2)	-	(1,799)
Non-cash compensation(3)	-	(572)	(758)	-	(1,330)
Transaction costs(4)	(194)	-	(416)	-	(610)
Other selling, general and administrative	(21,822)	(2,001)	(3,524)	298	(27,049)
Total operating expenses	(41,358)	(2,937)	(4,700)	298	(48,697)
Other income (expense):
Interest expense	(2,676)	(76)	(2,086)	1,231	(3,607)
Other income (expense)	(6,631)	2,166	6,035	(1,231)	339
Total other income (expense), net	(9,307)	2,090	3,949	-	(3,268)
Total pre-tax income (loss)	$(8,395)	$1,414	$(453)	$-	$(7,434)

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

The following tables illustrate assets by segment:

	As of March 31, 2022
(in thousands)	Durable Medical Equipment	Investment Management	General Corporate	Total
Fixed assets, net	$7,403	$19	$1	$7,423
Identifiable intangible assets, net	6,209	1,524	-	7,733
Goodwill	52,463	-	-	52,463
Other assets	17,171	30,294	22,381	69,846
Total	$83,246	$31,837	$22,382	$137,465

	As of June 30, 2021
(in thousands)	Durable Medical Equipment	Investment Management	General Corporate	Total
Fixed assets, net	$8,349	$21	$2	$8,372
Identifiable intangible assets, net	7,104	1,824	-	8,928
Goodwill	50,536	-	-	50,536
Other assets	21,150	66,907	5,976	94,033
Total	$87,139	$68,752	$5,978	$161,869

20. Subsequent Events

Monomoy Transaction
On May 4, 2022, GECM entered into an asset purchase agreement with ICAM to acquire the investment management agreement and certain other assets related thereto for Monomoy Properties REIT, LLC (Monomoy REIT), a Maryland real estate investment trust. Monomoy REIT consists of a portfolio of diversified net leased industrial assets in the United States.

The upfront purchase price of $10 million at closing was financed with a combination of (i) newly issued shares of common stock of GEG equal to 4.99% of GEG’s total outstanding shares as of the closing date issued at the 30-calendar day volume-weighted average price ending on April 14, 2022; (ii) $1.25 million shares of common stock of GECC owned by GEG issued at the GECC rights offering price; and (iii) a promissory note with a principal balance equal to $10 million less the sum of the value of the GEG shares and GECC shares.

In addition to the consideration paid at closing, additional consideration of up to $2 million is owed if certain performance targets are met during the first two years following closing Earnout.

The transaction includes a required equity investment into Monomoy REIT of $15 million to fund growth in originations.

The acquisition was unanimously approved by GEG’s independent directors. The transaction was negotiated between an ad hoc committee of independent directors and ICAM.

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

Our investment management business manages a business development company, Great Elm Capital Corp. (GECC), a credit-focused private fund, Great Elm Opportunities Fund I, LP, a Special Purpose Acquisition Company (SPAC)-focused fund, Great Elm SPAC Opportunity Fund, LLC, and separate accounts for an institutional investor. The combined assets under management of these entities at March 31, 2022 was approximately $224.3 million.

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

COVID-19

During the three and nine months ended March 31, 2022, the Company continued to experience suppressed revenues relative to its pre-pandemic expectations due to the continuing impact of the COVID-19 pandemic. In particular, the investment management business continues to experience reduced assets under management in our managed portfolios as compared to pre-pandemic levels. COVID-19 may continue to impact such managed portfolios as well as the value of the shares of GECC held by the Company in the future. In addition, COVID-19 may impact our ability to finance and execute new acquisitions or other business opportunities.

The durable medical equipment business continues to experience a suppressed referral pipeline for sleep studies and durable medical equipment set-ups relative to pre-COVID levels, though the demand for these services and products has increased from prior quarters. More significantly however, and indirectly attributable to the COVID-19 pandemic the durable medical equipment industry has been impacted by global supply chain challenges most notably shortages in semiconductor microchips. These shortages have impacted our ability to purchase positive air pressure (PAP) devices during the most recent two quarters in accordance with our normal procurement process. During the quarter ended March 31, 2021, our equipment allotments from key suppliers were not sufficient to keep up with recovering demand, resulting in missed revenue opportunities. The impact of COVID-19 as well as global supply chain challenges continue to evolve and their duration and ultimate disruption to the Company’s customers and to its operations cannot be estimated at this time. However, the Company expects some level of missed revenue opportunities to continue in the near future due to the continually developing supply chain challenges noted above.

The Company prioritizes the health and safety of employees and customers. Beginning in early March 2020, all employees at our corporate headquarters as well as certain employees of DME Inc. moved to a remote-working model. We have since transitioned to a hybrid working model to maximize efficiency while managing risk. In addition, the officers of the Company have maintained regular communications with key service providers, including legal and accounting professionals, other consultants and vendors, noting that those firms have similarly moved to remote-working or hybrid models to the extent possible. Such employees and key service providers have been able to effectively transition to working remotely while maintaining a consistent level of capabilities and service, however, we will continue to monitor and make adjustments as necessary.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires our management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are monitored and analyzed by our management for changes in facts and circumstances, and material changes in these estimates could occur in the future. During the nine months ended March 31, 2022, we did not make material changes in our critical accounting policies or underlying assumptions as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 as it relates to recurring transactions, except as follows:

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

Results of Operations

The following discussion reflects the historical performance of our two business operating segments and general corporate.

The following table provides the results of our consolidated operations:

	For the three months ended March 31,			For the nine months ended March 31,
	2022	Percent Change	2021	2022	Percent Change	2021
Revenue:
Total revenue	$16,622	20%	$13,845	$49,909	12%	$44,531
Operating costs and expenses:
Cost of goods sold	(4,362)	15%	(3,806)	(12,731)	0%	(12,716)
Cost of rentals	(1,708)	3%	(1,657)	(5,292)	2%	(5,193)
Other selling, general and administrative	(11,974)	35%	(8,861)	(33,058)	14%	(28,989)
Depreciation and amortization	(517)	(16)%	(618)	(1,631)	(9)%	(1,799)
Total operating expenses	(18,561)		(14,942)	(52,712)		(48,697)
Operating loss	(1,939)		(1,097)	(2,803)		(4,166)
Other income (expense):
Interest expense	(1,354)	(1)%	(1,361)	(4,078)	13%	(3,607)
Other income (expense)	(2,862)	610%	(403)	(3,393)	(1101)%	339
Total other income (expense), net	(4,216)		(1,764)	(7,471)		(3,268)
Total pre-tax loss	$(6,155)		$(2,861)	$(10,274)		$(7,434)

Revenue

Revenues for the three and nine months ended March 31, 2022 increased $2.8 million and $5.4 million, respectively, as compared to the corresponding periods in the prior year. The increase is primarily attributable to $2.5 million and $4.6 million increases in durable medical equipment revenues for the corresponding periods. The increase reflects revenue contributions from the acquisitions of Advanced Medical DME, LLC and PM Sleep Lab, LLC (collectively, AMPM) in March 2021 and of MedOne Healthcare LLC (MedOne) in August 2021, as well as improvements in revenue reserves resulting from investments in the credit and collections process in the prior year. Investment management revenues also increased $0.3 million and $0.8 million related to increases in assets under management as compared to the prior periods.

Operating costs and expenses

Operating costs for the three and nine months ended March 31, 2022 increased $3.6 million and $4.0 million, respectively as compared to the corresponding periods in the prior year. This increase was primarily attributable to increases of $0.4 million and $1.8 million in other durable medical equipment costs related to the operations of AMPM and MedOne and related transaction and integration costs, and $0.7 million and $2.2 million in investment management expenses primarily related to increased compensation and consulting costs. In addition, the 3 and nine months ended March 31, 2022 include $0 and $2.4 million in Employee Retention Credits claimed during such period under the enhanced Coronavirus Aid, Relief, and Economic Security Act (CARES Act). This compares to $2.3 million in Employee Retention Credits claimed during the three and nine months ended March 31, 2021.

Other income (expense)

Interest expense increased by $0.5 million for the nine months ended March 31, 2022, as compared to the nine months ended March 31, 2021, due to current period interest on the $37.0 million face value externally-held preferred stock in Forest and HC LLC which were issued in December 2020. In conjunction with the issuance of this preferred stock, we extinguished the Corbel Facility which had $24.8 million in principal outstanding on December 29, 2020.

Other income (expense) for the three and nine months ended March 31, 2022 and 2021 primarily consisted of dividend income and net unrealized gains and losses on the Company’s investment in GECC and private funds which is discussed in more detail under “—Investment Management” below.

Durable Medical Equipment Business

The key metrics of our durable medical equipment business include:

▪
Patients and setup growth – which drives revenue growth and takes advantage of scalable operations; and
▪
Earnings before interest, taxes, depreciation and amortization (EBITDA)

The following table provides the results of our durable medical equipment business:

	For the three months ended March 31,			For the nine months ended March 31,
(in thousands)	2022	Percent Change	2021	2022	Percent Change	2021
Revenue:
Total revenue	$15,634	19%	$13,117	$46,917	11%	$42,270
Operating costs and expenses:
Cost of goods sold	(4,362)	15%	(3,806)	(12,731)	0%	(12,716)
Cost of rentals	(1,708)	3%	(1,657)	(5,292)	2%	(5,193)
Transaction costs	-	(100)%	(107)	(224)	15%	(194)
Other selling, general and administrative	(8,875)	47%	(6,023)	(23,634)	8%	(21,822)
Depreciation and amortization	(428)	(16)%	(508)	(1,324)	(8)%	(1,433)
Total operating expenses	(15,373)		(12,101)	(43,205)		(41,358)
Other income (expense):
Interest expense	(1,269)	(1)%	(1,280)	(3,845)	44%	(2,676)
Other expense	(5,612)	17%	(4,795)	(3,468)	(48)%	(6,631)
Total other income (expense), net	(6,881)		(6,075)	(7,313)		(9,307)
Operating loss:
Total pre-tax loss	$(6,620)		$(5,059)	$(3,601)		$(8,395)

Durable Medical Equipment Revenue

For the three months ended March 31, 2022, revenues from the sale of medical equipment and sleep study services were $9.0 million and $2.6 million, respectively, while for the three months ended March 31, 2021, such revenues were $7.3 million and $1.3 million, respectively. The increases are primarily attributable to contributions from the acquisitions of AMPM in March 2021 and of MedOne in August 2021.

For the nine months ended March 31, 2022, revenues from the sale of medical equipment and sleep study services were $26.7 million and $4.0 million, respectively, while for the nine months ended March 31, 2021, such revenues were $23.7 million and $3.6 million, respectively. The increases are primarily attributable to contributions from the acquisitions of AMPM in March 2021 and of MedOne in August 2021.

For the three months ended March 31, 2022, rental revenue was $5.3 million as compared to $4.5 million for the three months ended March 31, 2021. The increases are primarily attributable to contributions from the acquisitions of AMPM in March 2021 and of MedOne in August 2021.

For the nine months ended March 31, 2022, rental revenue was $16.2 million as compared to $14.9 million for the nine months ended March 31, 2021. The increases are primarily attributable to contributions from the acquisitions of AMPM in March 2021 and of MedOne in August 2021.

The results for the three and nine months ended March 31, 2022 were hindered by global supply chain issues which significantly restricted our ability to procure CPAP equipment, resulting in lost revenue opportunities during the periods primarily related to CPAP sales and CPAP rentals. We expect these global supply chain issues to persist in the near term but continue to work with key suppliers to minimize the impact to our business.

Durable Medical Equipment Operating Costs and Expenses

Cost of goods sold includes inventory costs for medical equipment sold and direct costs associated with running sleep study services, including staff compensation to perform the studies and the purchase of supplies used in the studies. Cost of rentals includes depreciation on medical equipment held for lease and costs related to maintenance expenses. The favorable margins on sales as compared to the prior periods are primarily due to favorable negotiated volume pricing with strategic vendors, as well as $1.0 million and $1.8 million in revenue reserves improvement as compared to the three and nine month periods in the prior year. Margins on rentals as compared to the prior periods have remained consistent, as benefits from lower revenue reserves have been mostly offset by vendor surcharges implemented to address increased costs related to ongoing global supply chain issues.

General and administrative expenses consist of employee-related, facility-related, freight and shipping, information technology and other costs. Such expenses are net of Employee Retention Credits claimed under the CARES Act. For the three months ended March 31, 2022 and 2021, employee-related costs were $6.1 million and $5.7 million, respectively. The increase in employee related costs is primarily due to additional payroll-related costs relating to acquired AMPM and MedOne employees. Facility-related expenses were $0.9 million and $0.8 million, respectively and freight and shipping costs were $0.4 million and $0.5 million, respectively, remaining consistent during the comparable period. Information technology costs were $0.6 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively, with increases due to the AMPM and MedOne acquisitions. Other costs for the three months ended March 31, 2022 were $1.0 million as compared to $0.9 million in the prior period, primarily related to professional fees. Other costs were benefited in the current period by $0.4 million related to change in fair value of contingent consideration. During the three months ended March 31, 2021, general and administrative expenses at our durable medical equipment business include a benefit of $2.3 million related to Employee Retention Credits claimed during the quarter.

For the nine months ended March 31, 2022 and 2021, general and administrative expenses at our durable medical equipment business include benefits of $2.3 million related to Employee Retention Credits claimed during each period. Employee-related costs were $18.3 million and $16.6 million for the nine months ended March 31, 2022 and 2021, respectively. The increase in employee related costs is primarily due to additional payroll-related costs relating to acquired AMPM and MedOne employees. Facility-related expenses and information technology costs for the nine months ended March 31, 2022 of $2.6 million and $1.8 million, respectively, increased nominally as compared to $2.4 million and $1.6 million in the comparable period due to added facilities and personnel from AMPM. Freight and shipping costs for the nine months ended March 31, 2022 of $1.2 million remained consistent as compared to the prior comparative period. Other costs for the nine months ended March 31, 2022 of $2.2 million decreased as compared to $2.6 million in the comparable period, primarily due to professional fees. Other costs were benefited in the current period by $0.4 million related to change in fair value of contingent consideration.

Transaction costs for the three and nine months ended March 31, 2022 were nominal in the current and corresponding prior periods.

Depreciation and amortization includes the depreciation of fixed assets, excluding depreciation on the equipment held for rental, which is included in the cost of rentals, and amortization of the intangible assets resulting from the acquisition of the durable medical equipment businesses. Depreciation and amortization for the three and nine months ended March 31, 2022 and 2021 decreased slightly as we reduced discretionary capital expenditures during the year.

Durable Medical Equipment Other Expenses

Interest expense remained consistent for the three months ended March 31, 2022 and 2021. The increase in interest expense for the nine months ended March 31, 2022 as compared to the corresponding period in the prior year is attributable primarily to higher outstanding principal balances of the HC LLC preferred stock of $44.1 million as compared to $25.1 million outstanding under the Corbel Facility and DME Revolver (as defined below) prior to the refinancing in December 2020.

During the three and nine months ended March 31, 2022, the Company recognized a $1.4 million and $3.5 million benefit within the durable medical equipment business related to the recurring fair value adjustment of an embedded derivative in the HC LLC Series A-2 preferred stock issued to Forest. This has an off-setting impact in our General Corporate activity and is eliminated in consolidation.

Investment Management Business

The key metrics of our investment management business are:

•
Assets under management ― which provides the basis on which our management fees and performance milestones for vesting of certain equity awards are based; and
•
Investment performance ― on which our incentive fees (if any) are based and on which we are measured against our competition.

The following table provides the results of our investment management business:

	For the three months ended March 31,			For the nine months ended March 31,
(in thousands)	2022	Percent Change	2021	2022	Percent Change	2021
Revenue:
Total revenue	$988	36%	$728	$2,992	32%	$2,261
Operating costs and expenses:
Non-cash compensation	(262)	45%	(181)	(1,604)	180%	(572)
Transaction Costs	-	-%	-	-	-%	-
Other general and administrative	(1,372)	85%	(742)	(3,283)	64%	(2,001)
Depreciation and amortization	(89)	(18)%	(109)	(306)	(16)%	(364)
Total operating expenses	(1,723)		(1,032)	(5,193)		(2,937)
Other income (expense):
Interest expense	(24)	(4)%	(25)	(72)	(5)%	(76)
Other income (expense)	(3,222)	700%	(403)	(4,479)	(307)%	2,166
Total other income (expense), net	(3,246)		(428)	(4,551)		2,090
Operating income (loss):
Total pre-tax income (loss)	$(3,981)		$(732)	$(6,752)		$1,414

Investment Management Revenue

Investment management revenues include management fees and administrative fees. For the three and nine months ended March 31, 2022 management fees were $0.8 million and $2.7 million, respectively, and administrative fees were $0.2 million and $0.4 million, respectively. For the three and nine months ended March 31, 2021 management fees were $0.6 million and $1.8 million, respectively, while administration fees were $0.1 million and $0.4 million, respectively. The increase in management fees for the three and nine months ended March 31, 2022 as compared to the three and nine months ended March 31, 2021 is attributable to increases in the average assets on which such fees are calculated through growth of GECC and our private fund GESOF, which was launched in February 2021.

Investment Management Costs and Expenses

Non-cash compensation was impacted for the three and nine months ended March 31, 2022 include $0.6 million in charges upon the final discretionary vesting of 5-year performance awards initially granted in November 2016. In addition, the Non-cash compensation expense includes annual awards granted to the investment team in September 2021, whereas no awards were granted to the investment team in the prior year. Other general and administrative costs consist primarily of professional fees, facilities and other overhead costs, and payroll and related costs, excluding stock-based compensation. The increase in general and administrative costs for the three and nine months ended March 31, 2022 of $0.6 million and $1.3 million as compared to the corresponding prior periods, is primarily attributable to an increase in allocated payroll costs, bonus accruals and consulting fees.

Investment Management Other Income (Expense)

Other income and expense primarily consisted of dividend income and net realized and unrealized losses on the Company’s investment in GECC and the net realized and unrealized losses of GEOF Series C and GESOF (the Consolidated Funds). Dividend income from GECC for the three months ended March 31, 2022 and 2021 was $0.6 million and $0.6 million, respectively. Dividend income from GECC for the nine months ended March 31, 2022 and 2021 was $1.7 million and $2.4 million, respectively.

We recognized net realized and unrealized losses on our investment in GECC and the investments of the Consolidated Funds of $3.8 million and $6.1 million for the three and nine months ended March 31, 2022, respectively, as compared to net realized and unrealized gains of $1.0 million and $0.2 million on our investment in GECC and the investments of the Consolidated Funds for the three and nine months ended March 31, 2021. We mark-to-market our investment in GECC and underlying investments of consolidated funds by reference to the closing price of related investments on Nasdaq or other exchanges, as applicable, as of each period end.

Interest expense for the three and nine months ended March 31, 2022 remained consistent with the three and nine months ended March 31, 2021.

General Corporate

The following table provides the results of our general corporate activities:

	For the three months ended March 31,			For the nine months ended March 31,
(in thousands)	2022	Percent Change	2021	2022	Percent Change	2021
Revenue:
Total revenue	$230	42%	$162	$645	116%	$298
Operating costs and expenses:
Non-cash compensation	(316)	(27)%	(435)	(968)	28%	(758)
Transaction costs	(92)	(41)%	(155)	(311)	(25)%	(416)
Other general and administrative	(1,287)	(7)%	(1,380)	(3,679)	4%	(3,524)
Depreciation and amortization	-	(100.00)%	(1)	(1)	(50)%	(2)
Total operating expenses	(1,695)		(1,971)	(4,959)		(4,700)
Other income (expense):
Interest expense	(1,263)	(2)%	(1,287)	(3,801)	82%	(2,086)
Other income	7,174	19%	6,026	8,194	36%	6,035
Total other income (expense), net	5,911		4,739	4,393		3,949
Operating income:
Total pre-tax income (loss)	$4,446		$2,930	$79		$(453)

General Corporate Revenue

For the three and nine months ended March 31, 2022 and 2021, all revenue was derived from fees earned by DME Manager, which provides consulting services to DME Inc. In addition to this revenue, the three and nine months ended March 31, 2022, revenue includes $0.2 million and $0.6 million, respectively, in fees earned by DME Manager relating to consulting services provided to our consolidated subsidiary, Forest.

General Corporate Costs and Expenses

Our general and administrative costs primarily consisted of professional fees and payroll costs in connection with our general corporate oversight of our subsidiaries and diligence efforts towards identifying asset and business acquisition opportunities. These costs remained relatively consistent for the three and nine months ended March 31, 2022 as compared to prior periods primarily. Transaction costs primarily consist of professional fees in connection with our acquisitions of assets and businesses, as well as diligence for potential future opportunities.

Non-cash compensation, decreased $0.1 million and increased $0.2 million for the three and nine months ended March 31, 2022 as compared to the corresponding periods in the prior year. The increase was due primarily to the election of directors to receive their compensation in the form of shares instead of cash.

Other Income (Expense)

Interest expense for the three and nine months ended March 31, 2022 consists primarily of interest on the convertible notes, as well as on Forest Preferred Stock, which was issued in December 2020. Interest expense remained consistent for the three months ended March 31, 2022, as compared to March 31, 2021, while the increase of $1.7 million in the nine months ended March 31, 2022, as compared to the corresponding period in the prior year is primarily due to the prior year not including interest on the Forest Preferred Stock, as it was not outstanding in the prior period.

Other income (expense) during the three and nine months ended March 31, 2022 is comprised of intercompany interest income of $1.2 million and $3.6 million related to Forest's investments in HC LLC preferred stock, and $0.1 million and $0.8 million in dividends and unrealized gains on our investment in Monomoy Properties, LLC. This amount is partially offset by a $1.4 million and $3.5 million charge related to changes in the valuation of the embedded derivative. Since the preferred stock was issued in December 2020 and Monomoy interests were purchased in June 2021, there is no corresponding activity in the prior year. Except for Monomoy-related income, this other income has corresponding charges in the durable medical equipment business and such impacts are eliminated in consolidation.

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

Liquidity and Capital Resources

Cash Flows

Cash flows provided by operating activities for the nine months ended March 31, 2022 were $15.4 million. The net cash inflow was primarily the result of $24.5 million in sales of investments by our Consolidated Funds, $5.3 million in realized and unrealized losses on our investments and non-cash inflows of $8.7 million related to stock-based compensation, depreciation and amortization. These inflows were partially offset by our net loss of $10.2 million, and purchases of investments by our Consolidated Funds of $11.7 million.

Cash flows used in operating activities for the nine months ended March 31, 2021 were $21.3 million. The net cash outflow was primarily the result of our net loss of $7.2 million, $29.4 million in purchases of investments made by the Consolidated Funds and $1.9 million of distributions received in stock from the Company’s investment in GECC. These outflows were partially offset by non-cash inflows of $6.5 million related to depreciation and amortization, $4.1 million in sales of investments by our Consolidated Funds.

Cash flows used in investing activities for the nine months ended March 31, 2022 were $4.5 million. The net cash outflow primarily consisted of $1.4 million due to acquisition of MedOne, along with $4.3 million of purchases of capital equipment, partially offset by $1.2 million in proceeds from sale of capital equipment and $0.2 million in sales of investments.

Cash flows used in investing activities for the nine months ended March 31, 2021 were $13.4 million. The net cash outflow primarily consisted of $8.8 million in purchases of investments related to participation in the GECC non-transferable rights offering in October 2020 and $4.6 million in purchases of equipment to be held for rental. These outflows were partially offset by $0.9 million in proceeds from sales of equipment held for rental.

Cash flows used in financing activities for the nine months ended March 31, 2022 were $12.5 million which primarily consisted payments to the broker of our Consolidated Funds of $12.3 million and principal payments on equipment financing debt of $3.9 million. These outflows were partially offset by proceeds from equipment financing debt of $4.6 million.

Cash flows provided by financing activities for the nine months ended March 31, 2021 were $18.5 million which primarily consisted of $35.0 million in gross proceeds from the JPM Transactions, $12.1 million in receipts from the broker of our Consolidated Funds and $2.9 million in proceeds from new equipment financing debt. Such inflows were partially offset by principal payments of $32.4 million on our debt, and debt issuance costs of $1.3 million in connection with the JPM Transactions.

Financial Condition

As of March 31, 2022, we had an unrestricted cash balance of $22.7 million. We also hold 914,111 shares of GECC common stock with an estimated fair value of $13.4 million as of March 31, 2022.

We intend to make acquisitions or investments that we believe will result in the usage of all of our liquid financial resources, or to issue equity securities and to incur indebtedness. If we are unsuccessful at raising additional capital resources, through either debt or equity, it is unlikely we will be able execute our strategic growth plan.

Borrowings

As of March 31, 2022, the Company had $35.2 million face value in convertible notes outstanding. The convertible notes are held by a consortium of investors, including related parties. The convertible notes accrue interest at 5.0% per annum, payable semiannually in arrears on June 30 and March 31, in cash or in kind at the option of the Company.

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

As of March 31, 2022, JPM held $35.0 million face value in shares of Forest Preferred Stock. The shares provide for a 9% annual dividend, which is payable quarterly. The shares are mandatorily redeemable by the Company at their face value of $1,000 per share on December 29, 2027, or at a 0-3% premium decreasing over time based upon the occurrence of certain redemption events prior to December 29, 2027. The redemption events include the occurrence of an ownership change that triggers an IRC § 382 limitation which reduces Forest’s net operating loss carryforwards to less than $300 million. The shares are redeemable at any time at the option of Company at a redemption price at face value plus the 0-3% premium then in place. The shares rank senior and have preference to the common shares of Forest. The shares are non-voting, do not participate in the earnings of Forest and contain standard protective rights.

As of March 31, 2022, Corbel and VHG, both related parties, held a combined $2.0 million in face value of shares of HC LLC Series A-1 Preferred Stock. The shares provide for a 9% annual dividend, which is payable quarterly. The shares are mandatorily redeemable by the Company at their face value of $1,000 per share on the earlier of certain redemption events or December 29, 2027. The redemption events include a bankruptcy, change in control or sale of the durable medical equipment business. The shares are redeemable at any time at the option of Company at a redemption price equal to face value. The shares rank senior and have preference to the common shares of HC LLC. The shares are non-voting, do not participate in the earnings of HC LLC and contain standard protective rights.

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

The Company has a credit facility with Banc of California that accrues interest at the prime rate plus 0.4% (at March 31, 2022, the effective rate was 3.9%) through maturity on November 29, 2022 (the DME Revolver). The DME Revolver allows for borrowings up to $10 million. The DME Revolver requires monthly interest payments. The DME Revolver is secured by all of the assets of the durable medical equipment business and the Company is required to meet certain financial covenants. The DME Revolver was not drawn as of March 31, 2022.

The DME Revolver includes covenants that restrict HC LLC business operations to its current business, limit additional indebtedness, liens, asset dispositions and investments, require compliance and maintenance of licenses and government approvals and other customary conditions. Events of default include the failure to pay amounts when due, bankruptcy, or violation of covenants, including a change in control of HC LLC. HC LLC must also comply with a fixed-charge coverage and leverage ratio financial covenants, which are based in part on the HC LLC EBITDA levels. The Company was in compliance with all material covenants and restrictions at March 31, 2022.

HC LLC’s operating subsidiaries also utilize equipment financing debt to fund certain inventory and equipment purchases from suppliers. These equipment financing debt agreements are entered into with 3rd party banks and are generally payable in equal installments over terms of one to three years, depending on the nature of the underlying purchases being financed. The debt is secured by the inventory and equipment, as applicable, of the operating subsidiaries entering into the agreements, and the long-term agreements have implicit interest rates between 7 – 8%. As of March 31, 2022, the Company had $2.7 million in equipment financing debt outstanding.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the market risks discussed in Item 7A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Item 4. Controls and Procedures.

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that the information we are required to disclose in reports that we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting for the quarter ended March 31, 2022, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

101

Materials from the Great Elm Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in inline Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-Controlling Interest, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related Notes to the Condensed Consolidated Financial Statements, tagged in detail (furnished herewith).

104	The cover page from the Great Elm Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in inline XBRL (included as Exhibit 101).

*Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT ELM GROUP, INC.

Date: May 5, 2022	/s/ Peter A. Reed
Peter A. Reed
Chief Executive Officer

Date: May 5, 2022	/s/ Brent J. Pearson
Brent J. Pearson
Chief Financial Officer