Form 10-K
period 2022-06-30
Great Elm Group, Inc.
filed 2022-09-12
CIK 1831096

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39832

GREAT ELM GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	85-3622015
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
800 South Street, Suite 230, Waltham, MA	02453
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 375-3006

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	GEG	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

7.25% Notes due 2027	GEGGL	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on December 31, 2021, was $41,047,675. This number does not include shares of common stock held by our investors Imperial Capital Asset Management, LLC and Northern Right Capital Management, L.P. and persons who are directors or executive officers.

The number of shares of the Registrant’s common stock outstanding as of September 6, 2022 was 29,620,083.

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
▪
the dividend rate that GECC will pay;
▪
the ability of GECM to profitably manage Monomoy Properties REIT, LLC (Monomoy REIT), a private real estate investment trust with a 108-property portfolio of diversified net leased industrial assets that we manage through our investment management business;
▪
the dividend rate that Monomoy REIT will pay;
▪
the results of our durable medical equipment and investment management businesses;
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
▪
expanding and further diversifying assets under management by acquiring management rights to additional permanent or long-dated capital vehicles;
▪
effective use of the skills of our team and our financial resources, including our tax assets, our willingness to create bespoke solutions and our ability to prudently assume risks; and
▪
constant evaluation of the retention and disposition of our operations and holdings.

As of June 30, 2022, we had approximately $821 million of net operating loss (NOL) carryforwards for Federal income tax purposes. The federal NOL carryforwards generated prior to fiscal year 2018 will expire from 2022 through 2037. The federal NOL carryforwards generated in fiscal year 2018 or later may be carried forward indefinitely.

Our Durable Medical Equipment Business

We launched our durable medical equipment segment in September 2018 by acquiring two durable medical equipment businesses that specialize in the distribution of respiratory care equipment, including positive air pressure (PAP) equipment and supplies, ventilators and oxygen equipment, and provide sleep study services. Since then, we have grown the business organically through investments in scalability as well as inorganically through tuck-in acquisitions.

Our Investment Management Business

We decided to invest in the asset management business because of our assessment of its ability to generate recurring free cash flows, its growth prospects and our Board of Directors’ (our Board) and employees’ industry expertise. GECM, our wholly-owned registered investment adviser subsidiary, is an investment adviser providing investment management services to GECC and Monomoy REIT, our largest investment vehicles, as well as private funds, including the Great Elm SPAC Opportunity Fund, LLC (GESOF), and separate accounts for an institutional investor. The combined assets under management for these entities as of June 30, 2022 was approximately $607.0 million.

GECC was established in 2016 and it elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the Investment Company Act). We own approximately 35.4% of GECC’s shares that we may hold to generate dividends or sell to redeploy our capital in higher yielding opportunities.

Monomoy REIT was formed in 2014 with the purpose of building an industry leading single-tenant industrial portfolio specializing in net leased assets, specifically Class B & C warehouse, distribution & light manufacturing assets. The Company acquired the investment management agreement of Monomoy REIT in May 2022. The Company and its subsidiaries collectively own approximately 10.5% of Monomoy Properties UpREIT, LLC, the operating partnership of Monomoy REIT (Monomoy UpREIT).

GECM earns revenue through investment management agreements with each investment vehicle which provide for management fees, property management fees, incentive fees and/or administrative fees. These fees are generally based on assets under management, rent collected, investment performance and allocable expenses incurred in the administration of these investment vehicles.

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

For additional information see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Holding Company Reorganization

On December 21, 2020, Great Elm Capital Group, Inc. (GEC) announced plans to create a new public holding company, Great Elm Group, Inc. by implementing a non-taxable holding company reorganization (the Holding Company Reorganization). Following the Holding Company Reorganization, the Company became the successor issuer to GEC.

On December 29, 2020, we completed a reorganization of our corporate structure, where GEC changed its name to Forest Investments, Inc. (Forest) and became a wholly owned subsidiary of GEG. Outstanding shares of Forest under the ticker symbol “GEC” were automatically converted into shares of our common stock, ticker symbol “GEG”. Forest's common stock was then delisted from the NASDAQ Global Select Market and subsequently deregistered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act). The Holding Company Reorganization was a tax-free transaction for U.S. federal income tax purposes for our shareholders.

Financing Transaction

Following the consummation of the Holding Company Reorganization, J.P. Morgan Broker-Dealer Holdings, Inc. (JPM), a Delaware corporation and affiliate of JPMorgan Chase & Co., Forest and the Company agreed to effect certain transactions pursuant to which JPM provided financing in an aggregate amount of $37.7 million.

In connection with such financing, among other things:

•
Forest issued to JPM 35,010 newly issued shares of 9.0% preferred stock (the Forest Preferred Stock) with a maturity date of December 29, 2027 for $1,000.00 per share;
•
Great Elm Healthcare, LLC (HC LLC), a wholly-owned subsidiary of Great Elm DME, Inc. (DME Inc.), and sole owner of the durable medical equipment operating subsidiaries, issued 10,090 newly issued shares of 9.0% Series A-1 preferred stock (the Series A-1 Preferred Stock) with a maturity date of December 29, 2027 and face value of $1,000.00 per share to the owners of DME Inc., which in turn distributed such preferred stock pro rata to the holders of its common stock such that 80.1% of such preferred stock is held by Forest, 9.95% is held by Corbel Capital Partners SBIC, L.P. (Corbel), and 9.95% is held by Valley Healthcare Group, LLC (VHG). Upon a sale of the durable medical equipment business, such holders of Series A-1 Preferred Stock are only entitled to their liquidation preference;
•
HC LLC issued to Forest 34,010 newly issued shares of 9.0% Series A-2 preferred stock (the Series A-2 Preferred Stock) with a maturity date of December 29, 2027 for $1,000.00 per share. Upon a sale of the durable medical equipment business, such holders of Series A-2 Preferred Stock are entitled to the greater of their liquidation preference or 33% of proceeds arising from such sale;
•
HC LLC distributed to the owners of DME Inc. cash of $1.9 million and reimbursed the Company $1.3 million to cover deal costs;
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

Subsidiary Reorganization

On May 31, 2021, our wholly-owned subsidiary Great Elm DME Holdings, Inc. exchanged its 80.1% interests in DME Inc. for an identical 80.1% direct interest in DME Inc.’s subsidiary HC LLC, which is the sole owner of the durable medical equipment operating subsidiaries. Following the consummation of the reorganization, we no longer have an interest in DME Inc.

On June 29, 2021, GP Corp. assigned the rights to a profit sharing agreement with GECM, their intercompany obligation under a senior secured note payable issued by GP Corp. and other assets and liabilities to their wholly-owned subsidiary Great Elm Capital GP, LLC (GEC GP). Subsequent to the assignment, we exchanged our 98.2% interests in GP Corp. for an identical 98.2% direct interest in GP Corp.’s wholly-owned subsidiary GEC GP. Following the consummation of the reorganization, the Company no longer has an interest in GP Corp.

CARES Act Stimulus

During the year ended June 30, 2022 and 2021, the Company and its subsidiaries recognized benefits related to stimulus received under the Coronavirus Aid, Relief, and Economic Security Act initially passed into law on March 27, 2020 and subsequently expanded (CARES Act) of $2.4 million and $4.8 million, respectively, consisting of employee retention payroll tax credits.

Acquisition Program

Great Elm’s team continues to monitor and identify opportunities in the durable medical equipment, investment management and other sectors through the acquisition of operating businesses. In the fiscal year ended June 30, 2022, we evaluated a number of opportunities in these areas.

Competition

We face competition from larger, well financed organizations (both domestic and foreign), including operating companies, global asset managers, investment banks, commercial banks, private equity funds, sovereign wealth funds and state-owned enterprises. Government regulation is a key competitive factor for certain industries.

Employees

We had 381 employees as of June 30, 2022, including the 360 employees of our durable medical equipment subsidiaries.

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

The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Our stockholders may also obtain a printed copy of any of the above documents or reports by sending a request to Great Elm Group, Inc., 800 South Street, Suite 230, Waltham, MA 02453; Attention: Investor Relations, or by calling (617) 375-3006. We charge $0.50 per page to cover expenses of copying and mailing.

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

Our growth strategy may not be successful. The process to identify potential investment opportunities and strategic transaction partners, to investigate and evaluate the future returns therefrom and business prospects thereof and negotiate definitive agreements with respect to such transactions on mutually acceptable terms can be time consuming and costly. We are likely to encounter intense competition from other companies with similar business objectives to ours, including private equity and venture capital funds, sovereign wealth funds, special purpose acquisition companies (SPACs), investment firms with significantly greater financial and other resources and operating businesses competing for acquisitions. Many of these companies are well established, well financed and have extensive experience in identifying and effecting business combinations.

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

Because we will consider investments in different industries, you have no basis at this time to ascertain the merits or risks of any business that we may ultimately invest in or seek to acquire. We are a holding company seeking to acquire assets and businesses. We are not limited to acquisitions and/or investments in any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately invest or the target businesses in which we may ultimately invest or seek to acquire. We may not properly assess all of the significant risks present in that opportunity. Even if we properly assess those risks, some of them may be outside of our control or ability to affect. For example, as part of our investment management business we will direct investments in a wide variety of industries and vehicles, including SPACs, which may decline in value. Except as required under the Nasdaq Stock Market LLC (Nasdaq) rules and applicable law, we will not seek stockholder approval of any investment or acquisition that we may pursue, so you will most likely not be provided with an opportunity to evaluate the specific merits or risks of such a transaction before we become committed to the transaction. Our business, financial condition and results of operations are dependent upon our investments. Any material adverse change in one of our investments or in a particular industry in which we invest may cause material adverse changes to our business, financial condition and results of operations. Further, concentration of capital we devote to a particular investment or industry may increase the risk that such investment could significantly impact our financial condition and results of operations, possibly in a material adverse way.

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

We may not be able to generate sufficient taxable income to fully realize the tax benefits of our NOL carry forwards, the potential benefits of which would be reduced if U.S. federal income tax rates are lowered. At June 30, 2022, we had NOL carryforwards of approximately $821 million. If we are unable to generate sufficient taxable income prior to the expiration of our U.S. federal NOL carryforwards, the NOL carryforwards would expire unused. Our projections of future taxable income required to fully realize the recorded amount of the gross deferred tax asset reflect numerous assumptions about our operating businesses and investments and are subject to change as conditions change specific to our business units, investments or general economic conditions.

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

We may issue notes or other debt securities, or otherwise incur substantial debt, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us. We may choose to incur substantial debt to finance our growth plans. For example, in June 2022, we raised $26.9 million through the issuance of 7.25% Notes due 2027. The incurrence of additional debt could have a variety of negative effects, including:

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

Our business is subject to risks arising from epidemic diseases, such as the COVID-19 pandemic. The COVID-19 pandemic was designated as a global pandemic by the World Health Organization in March 2020 and continues to impact economic activity and supply chains in the United States and globally despite robust vaccination rollout efforts by governments and the medical community. The COVID-19 pandemic, or other public health epidemic or pandemic, poses the risk that we or our employees, contractors, suppliers, portfolio companies and other partners may be prevented from conducting business activities for an indefinite period of time, including due to the spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. The continued spread of COVID-19 and the measures taken by local governments to date has had a significant impact on our practitioner orders for sleep studies and durable medical equipment set-ups, though we have observed recovery in demand during the current year. More recently however, the COVID-19 pandemic has impacted global supply chains, limiting our ability to procure sufficient durable medical devices to meet existing demand. The duration of this disruption remains uncertain. However, if it were to continue for an extended period of time, it could adversely impact our business, financial condition or results of operations, or impact the recoverability of our long-lived assets.

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

Risks Related to Our Durable Medical Equipment Business

Adverse trends in the healthcare industry may negatively affect our investment in HC LLC, a supplier of durable medical equipment and services. The healthcare industry is currently experiencing, among other things:

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

Legislation, including the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, the Deficit Reduction Act of 2005, the Medicare Improvements for Patients and Providers Act of 2008, the ACA, the 21st Century Cures Act and the CARES Act contain provisions that directly impact reimbursement for the durable medical equipment products supplied by HC LLC. These legislative provisions as currently in effect and any changes to such provisions in the future will continue to have a material effect on HC LLC’s business, financial condition and operating results.

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

Philips Respironics produces alternative ventilator devices that are not affected by the recall and became available for purchase beginning in April 2022. Although Philips Respironics also produces alternative positive air pressure equipment that are not affected by the recall, such equipment is not currently available for purchase as all such units are being deployed to replace recalled equipment. As a significant supplier in the space, the recall has led to observed supply chain constraints for such devices.

In addition, the global supply chain shortages in semiconductor microchips has impacted the manufacturing capacity of other key suppliers, further limiting our ability to procure sufficient positive air pressure equipment to meet patient demand during the year and resulting in lost revenue opportunities. The Company cannot predict the duration and severity of these supply chain issues, however a prolonged shortage could significantly affect the Company’s ability to service all patient demand for these devices and materially and adversely affect the Company’s business and results of operations.

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

During the year ended June 30, 2020, we applied for and received $4.4 million in advanced payments from the CMS under their Accelerated and Advance Payment Program, which was expanded to increase cash flow to providers of services and suppliers impacted by the COVID-19 pandemic through disruption in claims submission and claims processing. This CMS program has been modified through the CARES Act to provide additional flexibilities, including extending repayment timeframes and repayment amounts. On October 1, 2020, the Continuing Appropriations Act, 2021 and Other Extensions Act further amended the repayment terms for all providers and suppliers who requested and received accelerated and advance payment(s) during the COVID-19 pandemic by further extending the repayment deadlines and reducing the amount of Medicare payments subject to recoupment. During the years ended June 30, 2022 and 2021, $4.1 million of these advanced payments were recouped by CMS, leaving a remaining balance of $0.3 million. If HC LLS is unable to repay the total amount of the accelerated or advance payment during this extended time-period, CMS may issue demand letters requiring repayment of any outstanding balance, subject to an interest rate of four percent consistent with the terms of the Continuing Appropriations Act, 2021.

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

Risks Related to Our Investment Management Business

Our investment management agreements may be terminated. The investment management agreements (IMAs) we have through GECM with various pooled investment vehicles, such as GECC and Monomoy REIT, may be cancelled at the applicable counterparty’s discretion upon certain notice or upon the occurrence of certain events. We do not control the boards of directors of such pooled investment vehicles, and they may cancel our respective IMAs at their discretion without making any termination payment to us. GECM’s investment performance is a key element of retaining this business. We have recorded an intangible asset attributable to the IMAs that is being amortized over a 15-year economic life even though the IMAs are cancellable by the respective counterparties.

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

In July 2017, the Financial Conduct Authority (FCA) of the United Kingdom, which regulates the London Interbank Offered Rate (LIBOR), announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after December 31, 2021. LIBOR is not expected to be phased out entirely until 2023, and it is unclear whether new methods of calculating LIBOR will be established in the interim. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee (the ARRC), is considering replacing U.S. dollar LIBOR with a newly created index (the secured overnight financing rate, or SOFR), calculated based on repurchase agreements backed by treasury securities. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere. To the extent these interest rates increase, interest expense will increase. If sources of capital for us are reduced, capital costs could increase materially. Restricted access to capital markets and/or increased borrowing costs could have an adverse efect on our results of operations, cash flows, financial condition and liquidity.

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

As a result of the foregoing, we may need to renegotiate outstanding loans to our funds and their portfolio companies and that utilize LIBOR as a factor in determining the interest rate, to replace LIBOR with the new standard that is established. The situation continues to evolve and currently there is no definitive information regarding any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. The effect on our investments will vary depending, among other things, on (1) whether fallback or termination provisions in individual contracts currently exist, and if so, the terms of such provisions and (2) whether, how, and when industry participants develop and adopt new reference rates and fallbacks for both legacy and new investments. We may have discretion to determine a successor or substitute reference rate, including any price or other adjustments to account for differences between the successor or substitute reference rate and previous rate. Such successor or substitute reference rate and any adjustments selected may negatively impact the income of our investments and may expose such investments to additional tax, accounting and regulatory risks. The elimination of LIBOR may affect the value, liquidity or return on our investments and may result in costs incurred in connection with closing out positions and entering into new investments, adversely impacting our overall financial condition or results of operations. Accordingly, it is difficult to predict the full impact of the transition away from LIBOR on our businesses and investments until new reference rates and fallbacks for both legacy and new products, instruments and contracts are commercially accepted.

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

Our common stockholders may experience significant dilution upon the issuance of common stock upon conversion of 5.0% Convertible Senior Payment-In-Kind Notes due 2030 (The Convertible Notes). The issuance of common stock upon conversion of some or all of the Convertible Notes will dilute the ownership interests of existing holders of shares of our common stock, which could cause the price of our common stock to decline. Furthermore, the number of shares of common stock to be issued upon conversion of the Convertible Notes may be substantially greater if the conversion rate is adjusted in accordance with the terms of the Convertible Notes. Holders of the Convertible Notes have the right to convert all or any portion of such notes at any time prior to February 22, 2030 into shares of our common stock at a conversion price of $3.4722 per share. Upon conversion of any note, the Company will pay or deliver, as the case may be, to the noteholder, in respect of each $1,000 principal amount of notes being converted, shares of common stock equal to the conversion rate in effect on the conversion date, together with cash, if applicable, in lieu of delivering any fractional share of common stock. We cannot predict or accurately forecast the total amount of shares of common stock that ultimately may be issued under the Convertible Notes. Further, the perception of these sales or issuances, or the conversion of the Convertible Notes, could impair our ability to raise additional capital through the sale of our equity securities.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently lease office space for our principal executive offices in Waltham, Massachusetts, where our general corporate and investment management businesses operate. Our lease is non-cancellable through September 2024.

Investment Management Business

We lease additional office space for our investment management business in Charleston, South Carolina, which has a lease expiration date in October 2024.

Durable Medical Equipment Business

We lease 22 offices and 15 sleep labs for our durable medical equipment businesses. These facilities have various expiration dates between 2022 and 2027. Certain office locations may also include warehouse and retail sales space. The facilities are primarily located in Arizona, Alaska, Iowa, Kansas, Missouri, Nebraska, Oregon and Washington.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the trading symbol “GEG”.

Record Holders

As of September 6, 2022, there were 60 record holders of our common stock.

Dividends

We do not currently intend to pay dividends on our common stock. The payment of dividends in the future is subject to the discretion of our Board and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that our Board may deem to be relevant.

Restrictions on Ownership

We have significant NOL carryforwards and other tax attributes, the amount and availability of which are subject to qualifications, limitations and uncertainties. In order to reduce the possibility that certain changes in ownership could result in limitations on the use of our tax attributes, our certificate of incorporation contains provisions which generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of 5% or more of the outstanding shares of common stock and the ability of persons or entities now owning 5% or more of the outstanding shares of common stock from acquiring additional common shares. We also have a tax benefits preservation rights plan that restricts ownership of 4.99% or more of our outstanding shares of common stock. Persons that owned more than 4.99% of our common stock when the rights plan was adopted were grandfathered as to their then-current holdings of our common stock. Our Board has granted limited waivers to certain investors to own more than 4.9% of our common stock, including funds managed by Northern Right Capital Management, L.P. (Northern Right) and Imperial Capital Asset Management, LLC (ICAM). As of September 6, 2022, Northern Right and its affiliates and ICAM and its affiliates own approximately 12.0% and 17.6%, respectively, of the outstanding shares of our common stock. Ownership information is based on information in publicly available filings.

Stock Purchases

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement and is hereby incorporated by reference thereto.

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

At our durable medical equipment business, the impacts of COVID-19 resulted in suppressed referral pipelines for sleep studies and durable medical equipment set-ups relative to pre-COVID levels. Although we have observed a recovery in demand for these services and products during the current year, global supply chain challenges have impacted our ability to procure sufficient volumes of PAP devices in accordance with our normal procurement process to meet patient demand during the year ended June 30, 2022. Our equipment allotments from key suppliers has resulted in a patient backlog, resulting in missed revenue opportunities.

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

Asset Acquisitions and Business Combinations, Acquired Intangible Assets and Goodwill

Asset acquisitions are accounted for using the cost accumulation method while business combinations are accounted for at fair value. Determining whether the acquired set represents an asset acquisition or a business combination requires quantitative and qualitative assessments that require judgment. If determined to be a business combination, the accounting requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets and liabilities acquired. Goodwill represents the excess of fair value over identifiable tangible and intangible net assets acquired in business combinations. Goodwill is not amortized. Instead, goodwill is reviewed for impairment at least annually, or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value.

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

All of the Company’s goodwill was acquired in conjunction with the acquisitions of the durable medical equipment businesses and has been recorded within our durable medical equipment reporting unit. Based on our annual impairment test as of April 1, 2022 the fair value of the durable medical equipment reporting unit exceeded the carrying value by 34.3% and no impairment occurred. The fair value of this reporting unit was derived using a combination of present value of estimated cash flows and the valuations and prices of comparable businesses. The discount rate used in this analysis was 13.0%.

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

The Company sells durable medical equipment, replacement parts and supplies to customers and recognizes revenue at the point control is transferred through delivery to the customer. Each piece of equipment, part or supply is distinct and separately priced; thus they each represent a single performance obligation. The revenue is allocated amongst the performance obligations based upon the relative standalone selling price method, however, items are typically all delivered or supplied together. The customer and, if applicable, the Payors are generally charged at the time that the product is sold, although separate layers of insurance coverage may need to be invoiced before final billings may occur.

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

Investment Management Revenue

The Company recognizes revenue from its investment management business at amounts that reflect the consideration to which it expects to be entitled in exchange for providing services to its customer. Investment management revenue primarily consists of fees based on a percentage of assets under management; fees based on rents collected; fees based on the performance of managed assets; and administrative fees.

Because of the uncertainty of when incentive fees will be collected due to market conditions and investment performance, incentive fees are fully constrained and not recorded until received and the probability of significant reversal of the fees is eliminated in accordance with the respective investment management agreements. As of June 30, 2022, the Company had no cumulative earned but constrained incentive fee revenue.

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

The Company has established a full valuation allowance for its deferred tax assets that are not recoverable from taxable temporary differences due to historical net operating losses. To the extent that the Company generates taxable income in the future, the reversal of valuation allowances could generate significant tax benefits to future operations. As of June 30, 2022, the Company has a valuation allowance of $207.1 million.

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

Results of Operations

The following discussion is reflective of our two business operating segments: durable medical equipment and investment management. General corporate represents unallocated costs and activity to arrive at consolidated operations. Activity not allocated to the segments include, but are not limited to, certain passive investment and corporate financing activities, professional fees, costs associated with being a public company, acquisition costs and costs associated with executive and corporate management departments, including compensation, benefits, rent and insurance. During the fiscal year ended June 30, 2021 we sold our real estate business. See “Discontinued Operations” above for more information.

The following table provides the results of our consolidated operations:

	For the years ended June 30,
	2022	Percent Change	2021
Revenue:
Total revenue	$67,974	12%	$60,853
Operating costs and expenses:
Cost of goods sold	(16,795)	(1)%	(16,881)
Cost of rentals	(7,149)	3%	(6,950)
Other selling, general and administrative	(45,876)	20%	(38,376)
Depreciation and amortization	(2,261)	(5)%	(2,383)
Total operating expenses	(72,081)		(64,590)
Operating loss	(4,107)		(3,737)
Other income (expense):
Interest expense	(5,786)	17%	(4,949)
Other income (expense)	(5,123)	NM	1,842
Total other expense, net	(10,909)		(3,107)
Total pre-tax loss from continuing operations	$(15,016)		$(6,844)

NM - not meaningful

Revenues

Revenues for the year ended June 30, 2022 included $63.5 million from the durable medical equipment business and $4.5 million from the investment management business, while revenues for the year ended June 30, 2021 included $57.6 million from the durable medical equipment business and $3.2 million from the investment management business. The increase in total revenue for the year ended June 30, 2022 as compared to the year ended June 30, 2021 is primarily attributable to contributions from the acquisition of Advanced Medical DME, LLC and PM Sleep Lab, LLC (collectively, AMPM) in March 2021 and of MedOne Healthcare LLC (MedOne) in August 2021, as well as improvements in revenue reserves resulting from investments in the credit and collections process in the prior years. Investment management revenues also increased $1.4 million related to increases in assets under management at GECC as compared to the prior periods as well as contributions from the acquisition of the Monomoy REIT management agreement in May 2022.

Operating costs and expenses

The increase in operating expenses of $7.6 million for the year ended June 30, 2022 as compared to the year ended June 30, 2021 consists of increases of $1.8 million at our durable medical equipment business related to the operations of AMPM and MedOne and related transaction and integration costs, as well as increases of $3.4 million at our investment management business related to increased consulting costs on our managed products and the workforce acquired to manage the Monomoy REIT. In addition, the year ended June 30, 2022 includes $2.4 million in Employee Retention Credits (ERCs) claimed during such period under the enhanced CARES Act, primarily at our durable medical equipment business. This compares to $4.8 million in ERCs claimed during the year ended June 30, 2021.

Other income (expense)

Interest expense increased $0.8 million for the year ended June 30, 2022 as compared to the year ended June 30, 2021 due primarily to current period interest on the $35.8 million face value externally-held preferred stock in Forest and HC LLC which were issued in December 2020. In conjunction with the issuance of this preferred stock, we extinguished a term loan which had $24.8 million in principal outstanding on December 29, 2020 and paid down outstanding balances on our revolving credit facility of $0.3 million. Additionally, $0.2 million of the increase relates to recently issued GEGGL Notes and Seller Note (both issued in May 2022 and defined below under "Borrowings").

Other income (expense) typically consists of dividend income and net unrealized gain (loss) on investments. The year over year net increase is primarily attributable to the net realized and unrealized gains and losses on our investment in GECC and private funds which is discussed under “—Investment Management” below. In addition, the Company recognized approximately $0.2 million in losses on extinguishment of redeemable preferred stock during the year ended June 30, 2022, as compared to a loss of $1.9 million on extinguishment of the Corbel Facility during the year ended June 30, 2021.

Durable Medical Equipment

The key metrics of our durable medical equipment business include:

▪
Patients and setup growth – which drives revenue growth and takes advantage of scalable operations
▪
Earnings before interest, taxes, depreciation and amortization (EBITDA)

The following table provides the results of our durable medical equipment business:

	For the years ended June 30,
(in thousands)	2022	Percent Change	2021
Revenue:
Total revenue	$63,458	10%	$57,643
Operating costs and expenses:
Cost of goods sold	(16,795)	(1)%	(16,881)
Cost of rentals	(7,149)	3%	(6,950)
Transaction costs	(582)	95%	(299)
Other selling, general and administrative	(32,987)	14%	(28,969)
Depreciation and amortization	(1,737)	(9)%	(1,909)
Total operating expenses	(59,250)		(55,008)
Operating income	4,208		2,635
Other income (expense):
Interest expense	(4,987)	26%	(3,950)
Other income (expense)	(3,066)	161%	(1,174)
Total other expense, net	(8,053)		(5,124)
Total pre-tax loss from continuing operations	$(3,845)		$(2,489)

Durable Medical Equipment Revenue

For the year ended June 30, 2022, revenues from the sale of medical equipment and sleep study services were $36.2 million and $5.6 million, respectively, compared to $32.3 million and $5.2 million, respectively, for the year ended June 30, 2021. The increases are primarily attributable to contributions from the acquisitions of AMPM in March 2021 and of MedOne in August 2021.

Revenue from medical equipment rentals was $21.7 million for the year ended June 30, 2022 as compared to $20.2 million for the year ended June 30, 2021. The increases relate to contributions from AMPM.

The results for the year ended June 30, 2022 were hindered by global supply chain issues which significantly restricted our ability to procure continuous positive airway pressure (CPAP) equipment, resulting in lost revenue opportunities during the periods primarily related to CPAP sales and CPAP rentals. We expect these global supply chain issues to persist in the near term but continue to work with key suppliers to minimize the impact to our business.

Durable Medical Equipment Costs and Expenses

Cost of goods sold includes inventory costs for medical equipment sold and direct costs associated with running sleep study services, including staff compensation to perform the studies and the purchase of supplies used in the studies. Cost of rentals includes depreciation on medical equipment held for lease and costs related to maintenance expenses. Margins on both sales and services as well as rentals increased year over year primarily due to revenue reserve improvements of $2.4 million achieved through strategic investments into our revenue cycle management processes in the prior year. The benefit of these improvements on rental margins were partially offset by vendor surcharges implemented to address increased costs related to ongoing global supply chain issues.

General and administrative expenses consist of employee-related, facility-related, freight and shipping, information technology and other costs. For the year ended June 30, 2022 and 2021, general and administrative expenses at our durable medical equipment business include benefits of $2.3 million and $4.6 million, respectively, related to ERCs claimed during each period. Exclusive of these benefits, employee-related costs were $24.5 million and $22.5 million for the year ended June 30, 2022 and 2021, respectively. The $2.0 million increase in employee related costs is primarily due to costs relating to acquired AMPM and MedOne employees. Facility-related expenses for the year ended June 30, 2022 of $3.4 million remained consistent with prior year, as incremental footprint of AMPM acquisition was offset with reduced rental expense on leases renewed office space leases during the COVID-19 pandemic. Freight and shipping expense also remained consistent with prior year at $1.7 million. Information technology expense increased by $0.2 million to $2.4 million during the year ended June 30, 2022 as compared to the prior year related to software support for acquired AMPM and MedOne employees. Other costs of $3.3 million for the year ended June 30, 2022 decreased by $0.3 million as compared to $3.6 million in the prior year primarily attributable to reduced professional fees.

Depreciation and amortization includes the depreciation of fixed assets, excluding depreciation on the equipment held for rental, which is included in the cost of rentals, and amortization of the intangible assets resulting from the acquisition of the durable medical equipment businesses. Depreciation and amortization for the year ended June 30, 2022 decreased slightly as we reduced discretionary capital expenditures during the year.

Transaction costs increased for the year ended June 30, 2022 as compared to the prior period as they primarily relate to one-time expenses incurred in the acquisition of MedOne in the current year and AMPM in the prior year.

Durable Medical Equipment Other Income (Expense)

Interest expense increased to $5.0 million for the year ended June 30, 2022 as compared to $4.0 million in the prior year. The increase is attributable primarily to higher outstanding principal balances of the HC LLC preferred stock of $38.1 million as compared to $25.1 million outstanding under the Corbel Facility and DME Revolver (both as defined below under "Borrowings") prior to the refinancing in December 2020.

Other income (expense) includes recurring fair value adjustments of an embedded derivative in the HC LLC Series A-2 preferred stock issued to Forest, as well as debt extinguishment costs. During the years ended June 30, 2022 and 2021, the durable medical equipment business recognized a charge of $2.1 million and a gain of $0.7 million, respectively, related to the embedded derivative valuation. These charges and benefits have an off-setting impact in our General Corporate activity and are eliminated in consolidation. In addition, for the year ended June 30, 2021, our durable medical equipment business recognized a non-cash charge of $0.9 million related to write-offs of unamortized discounts and deferred financing costs upon the redemption of $6.0 million par value HC LLC Series A-1 preferred stock. $4.2 million of these redemptions related to HC LLC Series A-1 preferred stock held by Forest, and therefore $0.7 million of these non-cash charges are reflected as an offsetting benefit in our General Corporate activity and eliminates in consolidation. This compares to a debt extinguishment charge of $1.9 million recorded during the year ended June 30, 2021 related to the paydown of the Corbel Facility in December 2020.

Investment Management

The key metrics of our investment management business include:

▪
Assets under management ― which provides the basis on which our management fees and performance milestones for vesting of certain equity awards are based
▪
Investment performance ― on which our incentive fees (if any) are based and on which we are measured against our competition

The following table provides the results of our investment management business:

	For the years ended June 30,
(in thousands)	2022	Percent Change	2021
Revenue:
Total revenue	$4,516	41%	$3,210
Operating costs and expenses:
Non-cash compensation	(1,872)	147%	(757)
Other general and administrative	(4,879)	74%	(2,810)
Depreciation and amortization	(523)	11%	(473)
Total operating expenses	(7,274)		(4,040)
Operating income (loss)	(2,758)		(830)
Other income (expense):
Interest expense	(161)	59%	(101)
Other income (expense)	(5,633)	NM	3,654
Total other income (expense), net	(5,794)		3,553
Total pre-tax income (loss) from continuing operations	$(8,552)		$2,723

NM - not meaningful

Investment Management Revenue

Investment management revenues include management fees, property management fees and administration fees related to services provided to certain managed investment vehicles. For the years ended June 30, 2022 and 2021, we recognized $3.6 million and $2.7 million, respectively, of management fee revenue and $0.7 million and $0.6 million, respectively, of administration fee revenue. The increase in management fee revenue for the year ended June 30, 2022 as compared to the year ended June 30, 2021 is attributable to higher assets under management at GECC related to market recoveries and the successful completion of rights offerings and $0.3 million of management fees earned the Monomoy REIT management agreement, which was acquired in May 2022. Administration fee revenue for the year ended June 30, 2022 increased as compared to the prior year primarily related to higher administrative costs to manage GECC. In conjunction with the acquisition of the Monomoy REIT management agreement in May 2022 we began earning property management fees, recognizing $0.2 million for the year ended June 30, 2022.

Investment Management Costs and Expenses

Non-cash compensation costs increased $1.1 million for the year ended June 30, 2022 as compared to the year ended June 30, 2021. The increase includes $0.6 million in charges upon the final discretionary vesting of 5-year performance awards initially granted in November 2016. In addition, ad-hoc awards were granted upon the acquisition of the Monomoy REIT management agreement in May 2022 and annual awards were granted to the investment team in September 2021, whereas no awards were granted to the investment team in the prior year.

Other general and administrative costs consist primarily of professional fees, facilities and other overhead costs, and payroll and related costs, excluding non-cash compensation. The $2.1 million increase in general and administrative costs for the year ended June 30, 2022 is primarily attributable to an increase in allocated payroll costs, bonus accruals and consulting fees including the assembled workforce acquired in conjunction with the Monomoy REIT management agreement.

Investment Management Other Income (Expense)

Other income and expense primarily consisted of dividend income and realized/unrealized gains or losses on the Company’s managed investments in GECC, Monomoy UpREIT and the underlying investments of our consolidated fund GESOF. Dividend income on managed investments for the years ended June 30, 2022 and 2021 was $2.8 million and $3.0 million, respectively. In addition, we recognized net realized and unrealized losses of $7.8 million during the year ended June 30, 2022 as compared to net gains of $0.7 million during the year ended June 30, 2021. We mark-to-market our investment in GECC and underlying investments of GESOF by reference to the closing price of related investments on Nasdaq or other exchanges, as applicable, as of each period end. Our investment in Monomoy UpREIT is adjusted quarterly based on net asset value as supported by recurring property valuations.

General Corporate

The following table provides the results of our general corporate business:

	For the years ended June 30,
(in thousands)	2022	Percent Change	2021
Revenue:
Total revenue	$876	51%	$579
Operating costs and expenses:
Non-cash compensation	(1,339)	34%	(998)
Transaction costs	(499)	(19)%	(618)
Other general and administrative	(4,594)	2%	(4,504)
Depreciation and amortization	(1)	0%	(1)
Total operating expenses	(6,433)		(6,121)
Operating loss	(5,557)		(5,542)
Other income (expense):
Interest expense	(5,384)	66%	(3,252)
Other income (expense)	8,322	NM	1,716
Total other expense, net	2,938		(1,536)
Total pre-tax loss from continuing operations	$(2,619)		$(7,078)

General Corporate Revenue

For the years ended June 30, 2022 and 2021, General Corporate revenue consists of fees earned by Great Elm DME Manager, LLC (DME Manager), a subsidiary in our general corporate segment, for consulting services provided to HC LLC, a subsidiary in our durable medical equipment segment. In addition to this revenue, DME Manager earns fees for consulting services provided to our consolidated subsidiary, Forest. These intercompany revenues and corresponding expenses are eliminated in consolidation.

General Corporate Costs and Expenses

Non-cash compensation of $1.3 million during the year ended June 30, 2022 reflects an increase of $0.3 million as compared to the prior year, and relates primarily to the election by our directors to receive their compensation entirely in the form of shares instead of cash.

Transaction costs primarily consist of professional fees in connection with our acquisitions of businesses as well as diligence for potential future opportunities.

Other general and administrative costs primarily consisted of professional fees, employee-related and facility-related costs for our finance, legal and other administrative functions as well as professional fees and payroll costs in connection with our diligence efforts towards identifying asset and business acquisition opportunities. These costs remained relatively flat, increasing $0.1 million during the year ended June 30, 2022 as compared to the prior year.

General Corporate Other Income (Expense)

Interest expense primarily consists of interest on the Convertible Notes issued in March 2020, as well as on Forest Preferred Stock, which was issued in December 2020. Interest expense increased $2.1 million during the year ended June 30, 2022 as compared to the year ended June 30, 2021 primarily due to the fact that the Forest preferred stock was only outstanding for six months during the prior year. In addition, the Company issued $26.9 million in face value GEGGL Notes in May 2022 which incurred $0.2 million of interest during the year ended June 30, 2022.

Other income (expense) during the years ended June 30, 2022 and 2021 includes intercompany interest income of $4.7 million and $2.4 million, respectively, related to Forest's investments in HC LLC preferred stock. Changes in the valuation of the embedded derivative in the HC LLC Series A-2 preferred stock resulted in a benefit of $2.1 million and a charge of $0.7 million during the years ended June 30, 2022 and 2021, respectively. This income has corresponding and offsetting impacts in the durable medical equipment business and such impacts are eliminated in consolidation. Other income (expense) includes dividends earned and net gains/losses on passive investments. Prior to the acquisition of the Monomoy REIT management agreement in May 2022, the Company held a passive investment in the Monomoy Fund. Dividends and gains on this investment were $0.7 million during the year ended June 30, 2022. Lastly, during the year ended June 30, 2022 General Corporate activity included a $0.8 million benefit related to the redemption of $4.8 million of HC LLC Series A-1 preferred stock held by Forest, which has an offsetting charge in our durable medical equipment business.

Income Taxes

We do not expect that we will owe any federal taxes for the years ended June 30, 2022 and 2021, however, we provided for intraperiod taxes allocated between continuing operations and discontinued operations during the year ended June 30, 2021 related to our sale of our real estate business. There were no intraperiod allocations during the year end June 30, 2022. During 2021, the Company recognized an income tax benefit with respect to discontinued operations of $0.1 million related to intraperiod allocations. State and local taxes were approximately $0.02 million and $1.7 million for the years ended June 30, 2022 and 2021, respectively. State tax provisions during the year ended June 30, 2021 are primarily attributable to discrete taxable entity re-organization transactions at HC LLC and Great Elm Capital GP, LLC.

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

(in thousands)	For the year ended June 30, 2021
Discontinued operations:
Net revenue	$5,005
Real estate expenses	(505)
Depreciation and amortization	(1,689)
Operating income from discontinued operations	2,811
Interest expense	(2,536)
Gain on sale of real estate business	263
Pretax income from discontinued operations	538
Income tax benefit	111
Net income from discontinued operations	$649

Operations of the discontinued real estate business were relatively flat year over year. Upon sale of the business on June 23, 2021, we recognized a gain on sale of $0.3 million. In addition, we also recorded a tax benefit of $0.1 million related to intraperiod tax allocations to the discontinued operations.

Liquidity and Capital Resources

The following table presents selected financial information and statistics:

	As of June 30,
(in thousands)	2022	2021
Current Assets	$84,440	$88,534
Current Liabilities	19,694	33,005
Working Capital	$64,746	$55,529
Long Term Liabilities	$106,139	$73,440

	For the years ended June 30,
(in thousands)	2022	2021
Cash provided by (used in) operating activities	$29,280	$(18,976)
Cash used in investing activities	(40,047)	(15,482)
Cash provided by financing activities	9,980	18,340
Net decrease in cash and cash equivalents	$(787)	$(16,118)

Working Capital and Cash Flows

As of June 30, 2022, we have cash of $23.6 million and investments with a fair value of $48.0 million.

We intend to make acquisitions that will likely result in our investment of all of our liquid financial resources, the issuance of equity securities and the incurrence of indebtedness. If we are unsuccessful at raising additional capital resources, through either debt or equity, it is unlikely we will be able execute our strategic growth plan. See “Item 1A. Risk Factors.”

Cash Provided by or Used in Operating Activities. Cash flows provided by operating activities totaled $29.3 million for the year ended June 30, 2022. Cash flows provided by operating activities are primarily driven by net sales of investments by consolidated funds of approximately $23.2 million and also includes non-cash activity of $8.8 million for depreciation and amortization, $2.8 million in stock-based compensation and $8.1 million in realized loss on investments. These inflows were partially offset by the net loss of $14.8 million.

Cash flows used in operating activities totaled $19.0 million for the June 30, 2021. Net cash used in operating activities consisted primarily of the net loss of $7.9 million and net purchases of investments of $25.5 million, partially offset by $8.7 million in non- cash depreciation and amortization, $1.9 million in non-cash interest and amortization and loss on extinguishment of debt of $1.9 million.

Cash Used in Investing Activities. Cash flows used in investing activities totaled $40.0 million for the year ended June 30, 2022, primarily consisting of $15.0 million in net purchases of interests in Monomoy UpREIT, $17.5 million for participation in the GECC rights offering and $6.4 million in capital expenditures related to purchases of equipment held for rental.

Cash flows used in investing activities totaled $15.5 million for the year ended June 30, 2021. Net cash used in investing activities primarily consists of $6.7 million in purchases of equipment held for rental, $8.8 million in participation in related party rights offering and $4.7 million purchases of investments, partially offset by $4.4 million in net proceeds received from the sale of the real estate business.

Cash Provided by Financing Activities. Cash flows provided by financing activities totaled $10.0 million for the year ended June 30, 2022 and primarily consisted of $26.9 million in proceeds from the issuance of the GEGGL baby bonds. This was partially offset by approximately $11.4 million in cash outflows related to the change in due to broker of the consolidated fund and $3.9 million in distributions made to non-controlling interests of GESOF.

Cash flows provided by financing activities totaled $18.3 million for the year ended June 30, 2021. Net cash inflows primarily consisted of $37.7 million in gross proceeds from the JPM Transaction, $11.2 million in margin borrowing due to broker from investment purchases in the consolidated funds, capital contributions from non-controlling interests in the consolidated funds of $4.8 million and $3.6 million in proceeds from new equipment financing debt. Such inflows were partially offset by principal payments of $33.4 million on our debt, $1.6 million in debt extinguishment costs and capitalized issuance costs of $1.3 million in connection with the JPM Transaction.

Borrowings

As of June 30, 2022, the Company had $26.9 million in outstanding aggregate principal of 7.25% Notes due 2027 (the GEGGL Notes). The GEGGL Notes are due on June 30, 2027, and interest is paid quarterly. The GEGGL Notes include covenants that limit additional indebtedness or the payment of dividends subject to compliance with a net consolidated debt to equity ratio.

As of June 30, 2022 the Company had $36.1 million face value in Convertible Notes outstanding. The Convertible Notes are held by a consortium of investors, including related parties. The Convertible Notes accrue interest at 5.0% per annum, payable semiannually in arrears on June 30 and December 31, in cash or in-kind at the option of the Company. To date, all interest on these instruments have been paid-in-kind.

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

As of June 30, 2022, GECM had a $6.3 million promissory note related to the purchase of the Monomoy REIT investment management agreement (the Seller Note). The Seller Note is due on August 4, 2023 and is payable at GECM’s option with either cash, GECC shares owned by GEG, or newly issued GEG shares (subject to shareholder approval). There are no prepayment penalties. The Seller Note bears interest at 6.5%, which is paid quarterly.

As of June 30, 2022, JPM held $35.0 million face value in shares of Forest Preferred Stock. The shares provide for a 9% annual dividend, which is payable quarterly. The shares are mandatorily redeemable by the Company at their face value of $1,000 per share on December 29, 2027, or at a 0-3% premium decreasing over time based upon the occurrence of certain redemption events prior to December 29, 2027. The redemption events include the occurrence of an ownership change that triggers an IRC § 382 limitation which reduces Forest net operating loss carryforwards to less than $300 million. The shares are redeemable at any time at the option of Company at a redemption price at face value plus the 0-3% premium then in place. The shares rank senior and have preference to the common shares of Forest. The shares are non-voting, do not participate in the earnings of Forest and contain standard protective rights.

As of June 30, 2022, Corbel and VHG, both related parties, held a combined $0.8 million in face value of shares of HC LLC Series A-1 Preferred Stock. The shares provide for a 9% annual dividend, which is payable quarterly. The shares are mandatorily redeemable by the Company at their face value of $1,000 per share on the earlier of certain redemption events or December 29, 2027. The redemption events include a bankruptcy, change in control or sale of the durable medical equipment business. The shares are redeemable at any time at the option of the Company at a redemption price equal to face value. The shares rank senior and have preference to the common shares of HC LLC. The shares are non-voting, do not participate in the earnings of HC LLC and contain standard protective rights.

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

As of June 30, 2022, we had an undrawn credit facility with Banc of California that accrues interest at the prime rate plus 0.4% (at June 30, 2022, the effective rate was 5.2%) through maturity on November 29, 2022 (the DME Revolver). The DME Revolver allows for borrowings up to $10 million. The DME Revolver requires monthly interest payments. The DME Revolver is secured by all of the assets of the durable medical equipment business and the Company is required to meet certain financial covenants.

The DME Revolver includes covenants that restrict HC LLC business operations to its current business, limit additional indebtedness, liens, asset dispositions and investments, require compliance and maintenance of licenses and government approvals and other customary conditions. Events of default include the failure to pay amounts when due, bankruptcy, or violation of covenants, including a change in control of HC LLC. HC LLC must also comply with a fixed-charge coverage and leverage ratio financial covenants, which are based in part on the HC LLC EBITDA levels. The Company was in compliance with all material covenants and restrictions at June 30, 2022.

HC LLC’s operating subsidiaries also utilize equipment financing debt to fund certain inventory and equipment purchases from suppliers. These equipment financing debt agreements are entered into with 3rd party banks and are generally payable in equal installments over terms of one to three years, depending on the nature of the underlying purchases being financed. The debt is secured by the inventory and equipment, as applicable, of the operating subsidiaries entering into the agreements, and the long-term agreements have implicit interest rates between 7 – 8%. As of June 30, 2022, the Company had $3.0 million in equipment financing debt outstanding.

Restrictions on Subsidiary Dividends

The ability of HC LLC to pay dividends is subject to compliance with the restricted payment covenants under the DME Revolver.

Off-Balance Sheet Obligations

As of June 30, 2022, we did not invest in any off-balance sheet vehicles that provide financing, liquidity, market or credit risk support or engage in any leasing activities that expose us to any liability that is not reflected in our consolidated financial statements.

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

Per Rule 3-09 of Regulation S-X, the audited financial statements of GECC for the years ended December 31, 2021 and 2020 included in GECC’s annual report on Form 10-K/A (File No. 814-01211), filed with the SEC on April 19, 2022 are incorporated herein by reference. We include the financial statements of GECC because our investment in GECC met the test of significance under Rule 3-09 in Regulation S-X. The management of GECC is responsible for the form and content of GECC’s financial statements. Certain officers and directors of GECC are also officers and directors of GEG. Matthew A. Drapkin is a director of our Board and also the Chairman of GECC's Board of Directors, and Adam M. Kleinman is our President as well as the Chief Compliance Officer of GECC.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2022.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2021 as required by the Exchange Act. In making this assessment, we used the criteria set forth in the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework, management concluded that Great Elm Group, Inc.’s internal control over financial reporting was effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.8

Base Indenture, dated as of June 9, 2022, by and between Great Elm Group, Inc. and American Stock and Transfer & Trust Company, LLC, as Trustee (incorporated by reference to the Exhibit 4.1 to the Form 8-K filed on June 9, 2022)

4.9

First Supplemental Indenture, dated as of June 9, 2022, by and between Great Elm Group, Inc. and American Stock and Transfer & Trust Company, LLC, as Trustee (incorporated by reference to the Exhibit 4.2 to the Form 8-K filed on June 9, 2022)

4.10	Form of 7.25% Note Due 2027 (incorporated by reference to the Exhibit 4.3 to the Form 8-K filed on June 9, 2022)

10.1+	Offer Letter, dated December 29, 2020 between Peter A. Reed and the Registrant (incorporated by reference to the Exhibit 10.1 to the Form 8-K filed on December 29, 2020)

10.2+	Offer Letter, dated December 29, 2020 between Adam Kleinman and the Registrant (incorporated by reference to the Exhibit 10.2 to the Form 8-K filed on December 29, 2020)

10.3+	Offer Letter, dated December 29, 2020 between Brent Pearson and the Registrant (incorporated by reference to the Exhibit 10.3 to the Form 8-K filed on December 29, 2020)

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

10.8+

Second Amended and Restated 2006 Stock Incentive Plan, amended and restated effective November 12, 2013 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on February 7, 2014 by Great Elm Capital Group, Inc. (File No. 001-16073))

10.9+

Form of 2006 Stock Incentive Plan Restricted Stock Unit Grant Notice (incorporated by reference to Exhibit 10.9 to the Form 10-Q filed on February 8, 2012 by Great Elm Capital Group, Inc. (File No. 001-16073))

10.10+

Second Amended and Restated 1999 Directors’ Equity Compensation Plan, amended and restated effective September 13, 2013 and November 12, 2013 (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on February 7, 2014 by Great Elm Capital Group, Inc. (File No. 001-16073))

10.11+

Form of Notice of Stock Option Grant and Form of Stock Option Agreement under the Registrant’s Amended and Restated 1999 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 99.2 to the Form S-8 filed on December 4, 2009 by Great Elm Capital Group, Inc. (Registration Statement No. 333-163480))

10.12+

Form of Notice of Restricted Stock Bonus Grant and Form of Restricted Stock Bonus Agreement under the Registrant’s Amended and Restated 1999 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 99.3 to the Form S-8 filed on December 4, 2009 by Great Elm Capital Group, Inc. (Registration Statement No. 333-163480))

10.13+

Great Elm Group, Inc. Amended and Restated 2016 Long-Term Incentive Compensation Plan (As Amended, Effective November 17, 2021) (incorporated by reference to Exhibit 10.1 to the Form 8-K of Great Elm Group, Inc. filed on November 17, 2021)

10.14+	2016 Employee Stock Purchase Plan (incorporated by reference to Annex E to the Proxy Statement filed on May 25, 2016 by Great Elm Capital Group, Inc. (File No. 001-16073))

10.15+

Form of Amended and Restated Notice of Performance Stock Award (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on September 20, 2017 by Great Elm Capital Group, Inc. (File No. 001-16073))

10.16+

Form of Restricted Stock Unit Award (Directors) under the Registrant’s Amended and Restated 2016 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.16 to the Form 10-K of Great Elm Group, Inc. filed on September 21, 2021)

10.17+

Form of Restricted Stock Unit Award (Employees) under the Registrant’s Amended and Restated 2016 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.17 to the Form 10-K of Great Elm Group, Inc. filed on September 21, 2021)

10.18+

Amended and Restated Great Elm Capital Management Performance Bonus Plan, dated February 6, 2019, (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 8, 2019 by Great Elm Capital Group, Inc. (File No. 001-16073))

10.19

Transaction Agreement, dated March 10, 2021, by and among the Registrant, MAST Capital Management, LLC and David Steinberg (incorporated by reference to the Exhibit 10.1 to the Form 10-Q filed on May 14, 2021)

10.20

Investment Management Agreement, dated as of September 27, 2016, by and between Great Elm Capital Corp. and Great Elm Capital Management, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 7, 2016 by Great Elm Capital Corp. (File No. 814-01211))

10.21

Administration Agreement, dated as of September 27, 2016, by and between Great Elm Capital Corp. and Great Elm Capital Management, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on November 7, 2016 by Great Elm Capital Corp. (File No. 814-01211))

10.22

Profit Sharing Agreement, dated as of November 3, 2016, by and between Great Elm Capital Management, Inc. and Great Elm Capital GP, LLC (formerly GECC GP Corp.) (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on November 9, 2016)

10.23

Promissory Note, by and between Great Elm Capital Management, Inc. and Imperial Capital Asset Management, LLC, dated May 4, 2022 (incorporated by reference to Exhibit 10.1 to the Form 8-K of Great Elm Group, Inc. filed on May 5, 2022)

14.1	Code of Conduct of Great Elm Group, Inc. (incorporated by reference to the Exhibit 14.1 to the Form 8-K filed on December 29, 2020)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audited financial statements of Great Elm Capital Corp. (incorporated by reference to the annual report on Form 10-K/A filed on April 19, 2022 by Great Elm Capital Corp. (File No. 814-01211))

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

* Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. GEG hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit upon request by the Securities and Exchange Commission.

+ Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

We have elected not to provide a Form 10-K summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of September 12, 2022.

GREAT ELM GROUP, INC.

By:	/s/ Peter A. Reed
Name:	Peter A. Reed
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of September 12, 2022.

Signature	Title

/s/ Peter A. Reed	Chief Executive Officer
Peter A. Reed	(Principal Executive Officer)

/s/ Brent J. Pearson	Chief Financial Officer & Chief Accounting Officer
Brent J. Pearson	(Principal Financial and Accounting Officer)

/s/ Matthew A. Drapkin	Director
Matthew A. Drapkin

/s/ Thomas S. Harbin III	Director
Thomas S. Harbin III

/s/ James H. Hugar	Director
James H. Hugar

/s/ David Matter	Director
David Matter

/s/ James P. Parmelee	Director
James P. Parmelee

/s/ Jason W. Reese	Director
Jason W. Reese

/s/ Eric J. Scheyer	Director
Eric J. Scheyer

/s/ Jeffrey S. Serota	Director
Jeffrey S. Serota

Report of Independent Registered PUBLIC Accounting Firm

Board of Directors and Shareholders

Great Elm Group, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Great Elm Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity and contingently redeemable non-controlling interest, and cash flows for each of the two years in the period ended June 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Durable Medical Equipment Revenue Recognition – Variable Consideration

As described further in notes 2 and 3 to the financial statements, and disclosed in the consolidated statement of operations, the Company recorded $68.0 million of total revenues for the year ended June 30, 2022, of which $63.5 million related to the Durable Medical Equipment operating segment.

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

The principal considerations for our determination that variable consideration is a critical audit matter are (i) the significant judgment exercised by the Company in estimating variable consideration and (ii) the volume and variability of information necessary to evaluate the initial amounts recorded that are subject to the Company’s estimate of variable consideration.

Our audit procedures related to the variable consideration constraint included the following, among others:

•
For a sample of revenue transactions, we (i) performed detailed transaction testing by agreeing the amount recognized to source documentation, which included fee schedules, explanation of benefits, or cash payments, as available and (ii) evaluated the rate of adjustment from our sample relative to the Company’s incremental constraints for variable consideration
•
Tested management’s process for determining the reasonableness of constraints for variable consideration, including testing of the inputs to the calculation and reperformance of management’s analysis to evaluate the reasonableness of rates applied to those inputs

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2019.

Boston, Massachusetts

September 12, 2022

GREAT ELM GROUP, INC.

CONSOLIDATED BALANCE SHEETS

Dollar amounts in thousands, except per share amounts

ASSETS	2022	2021
Current assets:
Cash and cash equivalents	$23,595	$24,382
Accounts receivable	5,867	6,518
Related party receivables	2,445	1,665
Investments, at fair value (cost $68,766 and $45,326, respectively)	48,042	24,044
Inventories	898	1,066
Prepaid and other current assets	1,050	3,791
Assets of consolidated funds:
Investments, at fair value (cost $2,432 and $26,814, respectively)	1,797	26,490
Prepaid expenses	746	578
Total current assets	84,440	88,534
Property and equipment, net	538	981
Equipment held for rental, net	7,504	7,391
Identifiable intangible assets, net	19,171	8,928
Goodwill	52,463	50,536
Right of use assets	3,722	5,241
Other assets	249	258
Total assets	$168,087	$161,869
LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,038	$5,521
Accrued expenses and other liabilities	7,389	6,955
Deferred revenue	1,218	4,438
Current portion of related party payables	486	-
Current portion of lease liabilities	1,559	1,920
Current portion of equipment financing debt	2,993	1,974
Liabilities of consolidated funds - accrued expenses and other	11	12,197
Total current liabilities	19,694	33,005
Lease liabilities, net of current portion	2,375	3,596
Long term debt (face value $26,945 and $0, respectively)	25,532	-
Related party payables	1,120	-
Related party notes payable, net of current portion	6,270	-
Convertible Notes (face value $36,085 and $34,346, respectively, including $15,133 and $16,231, respectively, held by related parties)	35,187	33,333
Equipment financing debt, net of current portion	-	67
Redeemable preferred stock of subsidiaries (held by related parties, face value $35,824 and $37,018, respectively)	34,747	35,529
Other liabilities	908	915
Total liabilities	125,833	106,445
Commitments and Contingencies (Note 20)
Contingently redeemable non-controlling interest	2,225	2,639
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 authorized and zero outstanding	-	-
Common stock, $0.001 par value; 350,000,000 shares authorized and 28,932,444 shares issued and 28,507,490 outstanding at June 30, 2022; and 26,613,913 shares issued and 25,948,100 outstanding at June 30, 2021	29	26
Additional paid-in-capital	3,312,763	3,307,613
Accumulated deficit	(3,279,296)	(3,264,403)
Total Great Elm Group, Inc. stockholders' equity	33,496	43,236
Non-controlling interests	6,533	9,549
Total stockholders' equity	40,029	52,785
Total liabilities, non-controlling interest and stockholders' equity	$168,087	$161,869
The accompanying notes are an integral part of these consolidated financial statements.

GREAT ELM GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Dollar amounts in thousands, except per share data

	For the years ended June 30,
	2022	2021
Revenues:
Durable medical equipment sales and services revenue	$41,720	$37,460
Durable medical equipment rental income	21,738	20,183
Investment management revenues	4,516	3,210
Total revenues	67,974	60,853
Operating costs and expenses:
Cost of durable medical equipment sold and services	16,795	16,881
Cost of durable medical equipment rentals(1)	7,149	6,950
Durable medical equipment other operating expenses(2)	33,143	28,917
Investment management expenses	6,616	3,492
Depreciation and amortization	2,261	2,383
Selling, general and administrative(3)	5,982	5,892
Expenses of consolidated funds	135	75
Total operating costs and expenses	72,081	64,590
Operating loss	(4,107)	(3,737)
Dividends and interest income	3,161	2,963
Net realized and unrealized gain (loss) on investments	(7,571)	155
Net realized and unrealized gain (loss) on investments of consolidated funds	(525)	545
Interest expense	(5,786)	(4,949)
Extinguishment of debt	(190)	(1,866)
Other income, net	2	45
Loss from continuing operations, before income taxes	(15,016)	(6,844)
Income tax expense	(21)	(1,675)
Loss from continuing operations	(15,037)	(8,519)
Discontinued operations:
Income from discontinued operations, net of tax	-	649
Net loss	$(15,037)	$(7,870)
Less: net loss attributable to non-controlling interest, continuing operations	(144)	(648)
Less: net income attributable to non-controlling interest, discontinued operations	-	53
Net loss attributable to Great Elm Group, Inc.	$(14,893)	$(7,275)
Basic income (loss) per share
Continuing operations	$(0.56)	$(0.31)
Discontinued operations	-	0.03
Net loss per share	$(0.56)	$(0.28)
Diluted income (loss) per share from:
Continuing operations	$(0.56)	$(0.31)
Discontinued operations	-	0.03
Net loss per share	$(0.56)	$(0.28)
Weighted average shares outstanding
Basic	26,784	25,722
Diluted	26,784	25,722

(1) Includes depreciation expense of:	6,527	6,286
(2) Net of CARES Act Stimulus of:	2,321	4,601
(3) Net of CARES Act Stimulus of:	84	168

The accompanying notes are an integral part of these consolidated financial statements.

GREAT ELM GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND CONTINGENTLY REDEEMABLE NON-CONTROLLING INTEREST

Dollar and share amounts in thousands	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Group, Inc. Stockholders'	Non- controlling	Total Stockholders'	Contingently Redeemable Non-controlling
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
BALANCE, June 30, 2020	25,530	$26	$3,305,963	$(3,257,128)	$48,861	$3,886	52,747	$3,890
Net loss	-	-	-	(7,275)	(7,275)	(332)	(7,607)	(263)
Issuance of common stock related to vesting of restricted stock	418	0	-	-	0	-	-	-
Distributions to non-controlling interest holders of DME Inc.	-	-	-	-	-	(988)	(988)	(988)
Repurchase of interests in subsidiary	-	-	(707)	-	(707)	788	81	-
Issuance of Forest common stock	-	-	-	-	-	2,700	2,700	-
Deemed capital contribution related to issuance of convertible notes	-	-	602	-	602	-	602	-
Issuance of interests in Consolidated Fund	-	-	-	-	-	4,325	4,325	-
Sale of real estate business	-	-	-	-	-	(830)	(830)	-
Stock-based compensation	-	-	1,755	-	1,755	-	1,755	-
BALANCE, June 30, 2021	25,948	26	3,307,613	(3,264,403)	43,236	9,549	52,785	2,639
Net loss	-	-	-	(14,893)	(14,893)	270	(14,623)	(414)
Issuance of common stock related to vesting of restricted stock	1,189	1	-	-	1	-	1	-
Repurchase of interests in subsidiary	-	-	(129)	-	(129)	86	(43)	-
Issuance of common stock related to asset purchase	1,370	2	2,477	-	2,479	-	2,479	-
Issuance of interests in Consolidated Fund	-	-	-	-	-	527	527	-
Distribution of interests in Consolidated Fund	-	-	-	-	-	(3,899)	(3,899)	-
Stock-based compensation	-	-	2,802	-	2,802	-	2,802	-
BALANCE, June 30, 2022	28,507	$29	$3,312,763	$(3,279,296)	$33,496	$6,533	40,029	$2,225

The accompanying notes are an integral part of these consolidated financial statements.

GREAT ELM GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollar amounts in thousands

	For the years ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(15,037)	$(7,870)
Net income from discontinued operations	-	(649)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,788	8,669
Stock-based compensation	2,802	1,755
Sales of investments by consolidated funds	41,692	5,842
Purchases of investments by consolidated funds	(18,518)	(31,365)
Stock dividends received	(350)	(1,868)
Unrealized gain on investments	(623)	(292)
Realized loss on investments	8,194	137
Unrealized loss (gain) on investments of consolidated funds	311	(254)
Realized loss (gain) on investments of consolidated funds	214	(291)
Non-cash interest and amortization of capitalized issuance costs	2,117	1,851
Loss on extinguishment of debt	190	1,866
Deferred tax (benefit) expense	(85)	546
Other non-cash expense, net	2,132	1,553
Gain on sale of equipment held for rental	(331)	(452)
Change in fair value of contingent consideration	(121)	(126)
Changes in operating assets and liabilities:
Related party receivable	(876)	(606)
Accounts receivable	651	2,099
Inventories	298	617
Prepaid assets, deposits, and other assets	3,158	(3,223)
Operating leases	(2,195)	(1,563)
Deferred revenues	(3,220)	(1,214)
Related party payable	486	-
Accounts payable, accrued liabilities and other liabilities	(397)	3,931
Net cash provided by (used in) operating activities - continuing operations	29,280	(20,907)
Net cash provided by operating activities - discontinued operations	-	1,931
Net cash provided by (used in) operating activities	29,280	(18,976)
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(1,350)	(748)
Acquisition of assets	(824)	-
Purchases of investments	(20,468)	(4,675)
Sales of investments	5,499	35
Participation in related party rights offering	(17,500)	(8,751)
Purchases of equipment held for rental	(6,404)	(6,686)
Proceeds from sale of equipment held for rental	1,147	1,273
Purchases of property and equipment	(147)	(287)
Net cash used in investing activities - continuing operations	(40,047)	(19,839)
Net cash provided by investing activities - discontinued operations	-	4,357
Net cash used in investing activities	(40,047)	(15,482)

GREAT ELM GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Dollar amounts in thousands

	For the years ended June 30,
	2022	2021
Cash flows from financing activities:
Proceeds of issuance of baby bond	26,945	-
Principal payments on revolving line of credit	-	(3,900)
Principal payments on note payable to seller	-	(25,105)
Principal payments on equipment financing	(5,421)	(4,378)
Proceeds from equipment financing	6,373	3,642
Redemption of redeemable preferred stock of subsidiary	(1,194)	-
Capitalized issuance costs	(1,429)	(1,250)
Due to broker of consolidated funds	(11,379)	11,249
Repurchase of interests in subsidiary	(43)	(132)
Payments of debt extinguishment costs	-	(1,627)
Dividends paid to non-controlling interest holders of DME Inc.	-	(368)
Issuance of Forest preferred stock	-	35,010
Capital contributions from non-controlling interests in consolidated funds	27	4,825
Distributions to non-controlling interests in consolidated funds	(3,899)	-
Proceeds from issuance of Forest common stock, gross	-	2,700
Net cash provided by financing activities - continuing operations	9,980	20,666
Net cash used in financing activities - discontinued operations	-	(2,326)
Net cash provided by financing activities	9,980	18,340
Net decrease in cash and cash equivalents	(787)	(16,118)
Cash and cash equivalents at beginning of year	24,382	40,500
Cash and cash equivalents at end of year	$23,595	$24,382

Cash paid for interest	$3,666	$2,815

Non-cash investing and financing activities
Non-cash consideration transferred and debt issued in asset acquisition	$10,000	$-
Lease liabilities and right of use assets arising from operating leases	543	1,121
Contingent consideration	1,617	397
Distribution of HC LLC (as defined below) preferred stock to non-controlling interest holders of DME Inc.	-	1,608
Repurchase of GP Corp. Note	-	3,072
Issuance of convertible notes	-	2,250

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

On May 4, 2022, GECM acquired the investment management agreement of Monomoy Properties REIT, LLC (Monomoy REIT) from Imperial Capital Asset Management, LLC (ICAM). Formed in 2014, Monomoy REIT is a private real estate investment trust founded by ICAM, with a 108-property portfolio of diversified net leased industrial assets.

The Company earns revenue through the investment management agreements of these and other private investment vehicles which provide for management fees, property management fees, incentive fees and administrative fees.

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Wholly-owned subsidiaries include GECM, Great Elm Opportunities GP, Inc. (GEO GP), Great Elm Capital GP, LLC (GEC GP), Great Elm FM Acquisition, Inc. (FM Acquisition), DME Holdings and Great Elm DME Manager, LLC (DME Manager). Majority-owned subsidiaries include Forest, HC LLC and its seven wholly-owned subsidiaries. In addition, we have determined that the Company is the primary beneficiary of certain variable interest entities, and therefore the operations of those entities have been included in our consolidated results for the relevant periods.

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

In addition, the historical results of the real estate business operating segment have been reflected in the accompanying consolidated statements of operations for the year ended June 30, 2021 as discontinued operations. See Note 5 – Discontinued Operations.

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

Accounts Receivable

Substantially all of the accounts receivable balance relates to the durable medical equipment business. Accounts receivable are customer obligations due under normal sales and rental terms and represent the amount estimated to be collected from the patient customers and, if applicable, the third-party private insurance provider or government program (collectively, Payors), based on the contractual agreements. The Company does not require collateral in connection with its customer transactions and aside from verifying insurance coverage, does not perform credit checks on patient customers. Revenue and accounts receivable have been constrained to the extent that billed amounts exceed the amounts estimated to be collected. The constrained transaction price relates primarily to expected billing adjustments with the Payors and patient customers. Management’s evaluation of variable consideration takes into account such factors as past experience, information about specific receivables, Payors and patient customers. The revenue reserves related to constraints on variable consideration were $1.9 million and $2.5 million as of June 30, 2022 and 2021, respectively. The Company recognized a reduction to revenue of $3.5 million and $5.9 million related to such constraints during the years ended June 30, 2022 and 2021. See Note 3 – Revenue.

The assessment of variable consideration to be constrained is based on estimates, and ultimate losses may vary from current estimates. As adjustments to these estimates become necessary, they are reported in earnings in the periods in which they become known. There were no material adjustments to revenues made in the year ended June 30, 2022 relating to prior periods. Changes in variable consideration are recorded as a component of net revenues.

The Company generally does not allow returns from providers for reasons not covered under the manufacturer’s standard warranty. Therefore, there is no provision for sales return reserves. The Company does not have significant bad debt experience with Payors, and therefore the allowance for doubtful accounts is immaterial.

As of June 30, 2022 the Company had unbilled receivables of approximately $0.4 million that relate to transactions where the Company has the ultimate right to invoice a Payor under the terms of the arrangement, but are not currently billed and are therefore contract assets. Such contract assets are included in accounts receivable in the consolidated balance sheets.

Investments

Investments include investments in GECC, Monomoy Properties UpREIT, the operating partnership of Monomoy REIT (Monomoy UpREIT), and other private funds, which are carried at fair value.

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

Inventories

Inventories, which principally consist of durable medical equipment and related supplies that are predominantly sold, are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. The Company reduces the carrying value of inventories for items that are potentially excess, obsolete, or slow-moving based on changes in customer demand, technology developments or other economic factors. The Company bases its provisions for excess, expired and obsolete inventory primarily on purchasing activity and usage. A significant change in the timing or level of demand for our products as compared with forecasted amounts may result in recording additional provisions for excess, expired and obsolete inventory in the future. As the Company purchases all of its inventories, all inventories are categorized as finished goods. There were no significant write-offs during the year ended June 30, 2022.

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

Leases and Right of Use Assets

We determine if an arrangement is a lease at inception. As of June 30, 2022, all of our leases are operating leases. Operating leases are included in right of use (ROU) assets, current portion of lease liabilities and lease liabilities net of current portion in the consolidated balance sheets.

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

Asset Acquisitions and Business Combinations

Asset acquisitions are accounted for using the cost accumulation method while business combinations are accounted for at fair value. Determining whether the acquired set represents an asset acquisition or a business combination requires quantitative and qualitative assessments that require judgment.

In an asset acquisition, acquisition costs are capitalized as part of the acquired set. The accounting for asset acquisitions requires estimates and judgment to allocate the costs incurred to acquire the assets among the assets acquired using their relative fair value. As such, the values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques.

In a business combination, acquisition costs are expensed as incurred and recorded in selling, general and administrative expenses; previously held equity interests are valued at fair value upon the acquisition of a controlling interest; restructuring costs associated with a business combination are expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date affect income tax expense. Measurement period adjustments are made in the period in which the amounts are determined and the current period income effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. All changes that do not qualify as measurement period adjustments are also included in current period earnings. The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of finite-lived intangible assets, or the recognition of additional consideration which would be expensed. The fair value of contingent consideration is remeasured each period based on relevant information and changes to the fair value are included in the operating results for the period within general and administrative expense.

Net Income (Loss) Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share:

	For the years ended June 30,
(in thousands except per share amounts)	2022	2021
Loss from continuing operations	$(15,037)	$(8,519)
Income from discontinued operations, net of tax	-	649
Net loss	$(15,037)	$(7,870)
Less: net loss attributable to non-controlling interest, continuing operations	(144)	(648)
Less: net income attributable to non-controlling interest discontinued operations	-	53
Net loss attributable to Great Elm Group, Inc.	$(14,893)	$(7,275)
Weighted average shares basic and diluted:
Weighted average shares of common stock outstanding	26,784	25,722
Weighted average shares used in computing income (loss) per share	26,784	25,722
Basic and diluted income (loss) per share from:
Loss from continuing operations	$(0.56)	$(0.31)
Income from discontinued operations	-	0.03
Net loss per share	$(0.56)	$(0.28)

When calculating earnings per share, we are required to adjust for the dilutive effect of common stock equivalents. As of June 30, 2022 the Company had 13,839,273 potential shares of common stock, including 10,392,545 shares of common stock issuable upon the conversion of the Company’s convertible notes, that are not included in the diluted net income (loss) per share calculation because to do so would be anti-dilutive. As of June 30, 2021, the Company had 13,289,022 potential shares of common stock, including 9,891,734 shares of common stock issuable upon the conversion of the Company’s convertible notes, that are not included in the diluted net income (loss) per share calculation because to do so would be antidilutive.

As of June 30, 2022 and 2021, the Company had an aggregate of 1,216,481 and 732,909 issued shares, respectively, that are subject to forfeiture by the employee at a nominal price if service and/or performance milestones are not met. The Company does not account for such shares as being outstanding for accounting purposes since they are unvested and subject to forfeiture.

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

The Company’s durable medical equipment revenue and related accounts receivable are concentrated with third-party Payors. The following table summarizes customer concentrations as a percentage of revenues:

	For the years ended June 30,
	2022	2021
Government Payor	35%	37%
Third-party Payor	12%	12%

The following table summarizes customer concentrations as a percentage of accounts receivable:

	As of June 30,
	2022	2021
Government Payor	29%	30%
Third-party Payor	14%	14%

Recently Adopted Accounting Standards

Accounting for Convertible Instruments In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by eliminating certain separation models. Under ASU 2020-06, a convertible debt instrument will generally be reported as a single liability at its amortized cost with no separate accounting for embedded conversion features. Consequently, the interest rate of convertible debt instruments will be closer to the coupon interest rate. In addition, ASU 2020-06 eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The guidance in this ASU is effective for fiscal years beginning after December 31, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted this ASU on July 1, 2021 under the full retrospective method. When our Convertible Notes were originally issued on February 29, 2020, we recorded a $12.6 million discount to additional paid-in capital and against the Convertible Notes due to the existence of a cash conversion feature. Upon adoption we reversed this entry to additional-paid in capital and the Convertible Notes in all periods presented, and reversed any life-to-date interest expense and deferred tax expense associated with the amortization of the discount as an adjustment to beginning retained earnings of the prior year. As a result of the application of the retrospective adoption of ASU 2020-06, certain line items in our consolidated financial statements and related notes were adjusted as follows:

	As of June 30, 2021
Consolidated Balance Sheet Impact	As Reported(1)	ASU 2020-06 Adjustment	As Adjusted(1)
Liabilities
Convertible notes	$22,054	$11,279	$33,333
Other liabilities	1,070	(155)	915
Total Liabilities	95,321	11,124	106,445
Stockholders' equity
Additional paid-in-capital	3,319,767	(12,154)	3,307,613
Accumulated deficit	(3,265,433)	1,030	(3,264,403)
Total Great Elm Group, Inc Stockholder's Equity	54,360	(11,124)	43,236
Total Stockholder's Equity	63,909	(11,124)	52,785

	For the year ended June 30, 2021
Consolidated Statement of Operations Impact	As Reported(1)	ASU 2020-06 Adjustment	As Adjusted(1)
Non-operating expenses
Interest expense	$(5,620)	$671	$(4,949)
Net loss from continuing operations
Loss from continuing operations, before income taxes	(7,515)	671	(6,844)
Income tax expense	(1,813)	138	(1,675)
Loss from continuing operations	(9,328)	809	(8,519)
Discontinued operations:
Income from discontinued operations, net of tax	649		649
Net loss	(8,679)	809	(7,870)
Less: net loss attributable to non-controlling interest, continuing operations	(648)		(648)
Less: net income attributable to non-controlling interest, discontinued operations	53		53
Net loss attributable to Great Elm Group	(8,084)	809	(7,275)
Net loss per share (basic and diluted)	(0.31)	0.03	(0.28)

	For the year ended June 30, 2021
Consolidated Statements of Stockholders' Equity Impact	As Reported(1)	ASU 2020-06 Adjustment	As Adjusted(1)
Net loss	(8,084)	809	(7,275)
Accumulated Deficit	(3,265,433)	1,030	(3,264,403)
Total Great Elm Group, Inc. Stockholder's Equity	54,360	(11,124)	43,236
Total Stockholder's Equity	63,909	(11,124)	52,785

	For the year ended June 30, 2021
Consolidated Statement of Cash Flows Impact	As Reported(1)	ASU 2020-06 Adjustment	As Adjusted(1)
Net loss	(8,679)	809	(7,870)
Non-cash interest and amortization of capitalized issuance costs	2,522	(671)	1,851
Deferred tax expense	684	(138)	546
Net cash provided by (used in) operating activities - continuing operations	(20,907)	-	(20,907)
Net cash provided by operating activities - discontinued operations	1,931	-	1,931
Net cash provided by (used in) operating activities	(18,976)	-	(18,976)

Net cash used in investing activities - continuing operations	(19,839)	-	(19,839)
Net cash provided by investing activities - discontinued operations	4,357	-	4,357
Net cash used in investing activities	(15,482)	-	(15,482)

Net cash provided by financing activities - continuing operations	20,666	-	20,666
Net cash used in financing activities - discontinued operations	(2,326)	-	(2,326)
Net cash provided by financing activities	18,340	-	18,340
Net increase (decrease) in cash and cash equivalents	(16,118)	-	(16,118)
Cash and cash equivalents at beginning of year	40,500	-	40,500
Cash and cash equivalents at end of year	24,382	-	24,382

(1) The As Reported column refects amounts originally reported in our Form 10-K filed on September 21, 2021. The As Adjusted column reflects recast amounts reported in our Form 8-K filed on May 5, 2022.

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
3.
Revenue

The revenues from each major source of revenue are summarized in the following table:

	For the years ended June 30,
(in thousands)	2022	2021
Product and Services Revenue
Investment Management
Management Fees	$3,612	$2,652
Property Management Fees	171	-
Administration Fees	733	558
	4,516	3,210
Durable Medical Equipment
Equipment Sales	36,161	32,293
Service Revenues	5,559	5,167
	41,720	37,460

Total product and services revenue	$46,236	$40,670

Rental Revenues
Durable Medical Equipment
Medical Equipment Rental Income	21,738	20,183
Total rental revenue	21,738	20,183

Total	$67,974	$60,853

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

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain Payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application or claim denial. The Company constrains revenue for these estimated adjustments. During the year ended June 30, 2022, there were no material changes in estimates relating to prior periods.

The payment terms and conditions of customer contracts vary by customer type and the products and services offered.

The Company may provide shipping services prior to the point of delivery and has concluded that the services represent a fulfilment activity and not a performance obligation. Returns and refunds are not accepted on either equipment sales or sleep study services. The Company does not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products or services are not recognized as revenue. The Company does not incur contract acquisition costs. The Company generally does not have any partially or unfilled performance obligations related to contracts with customers. However, during the quarter ended June 30, 2020, the Company applied for and received $4.4 million in advanced payments from the Centers for Medicare and Medicaid Services (CMS) under their Accelerated and Advance Payment Program, which was expanded to increase cash flow to providers of services and suppliers impacted by the 2019 Novel Coronavirus (COVID-19) pandemic. CMS began recoupments during our fiscal year 2021. We have issued recoupments of $3.2 million and $0.9 million during the years ended June 30, 2022 and 2021, respectively, leaving a remaining balance of $0.3 million as of June 30, 2022. These amounts are included within deferred revenue on the condensed consolidated balance sheet. The Company has no other contract liabilities as of June 30, 2022 or 2021.

Included in sales and services revenue are unbilled amounts for which the revenue recognition criteria had been met as of period-end but were not yet billed to the Payor. The estimate of net unbilled sales and service revenue recognized is based on historical trends and estimates of future collectability. As of June 30, 2022 and 2021, net unbilled sales and service revenue is approximately $0.3 million and $0.2 million, respectively, and is included in accounts receivable.

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

Management Fees

The Company earns management fees based on the investment management agreement GECM has with GECC, Monomoy REIT and other private funds managed by GECM (collectively, the Funds). The performance obligation is satisfied over time as the services are rendered, since the managed vehicles simultaneously receive and consume the benefits provided as GECM performs services. Management fee rates range from 1% to 1.50% of the management fee assets specified within each agreement. Based on the terms of the specific agreement, management fees may be calculated and billed in arrears of the period, either monthly or quarterly. Management fee revenue is recognized over time as the services are provided.

Property Management Fees

Under the Monomoy REIT agreement, GECM is also entitled to 4% of rent collected. These fees are collected monthly in arrears. Property management fee revenue is recognized over time as the services are provided.

Incentive Fees

The Company earns incentive fees based on the investment management agreements GECM has with GECC, Monomoy Properties II, LLC (a feeder fund of the Monomoy REIT) and separately managed accounts. Where an investment management agreement includes both management fees and incentive fees, the performance obligation is considered to be a single obligation for both fees. Incentive fees are variable consideration associated with the investment management agreements. Incentive fees are earned based on investment performance during the period, subject to the achievement of minimum return levels or high-water marks, in accordance with the terms of the respective investment management agreements. Incentive fees range from 5.0% to 25.0% of the performance-based metric specified within each agreement. Because of the uncertainty of when incentive fees will be collected due to market conditions and investment performance, incentive fees are fully constrained and not recorded until received and the probability of significant reversal of the fees is eliminated in accordance with the respective investment management agreements. Effective March 31, 2022, the Company unconditionally waived all accrued incentive fees for GECC through March 31, 2022. As of June 30, 2022, there are no incentive fees which have been earned per the terms of the investment management agreements.

Administration Fees

The Company earns administration fees based on the administration agreement GECM has with GECC and Monomoy REIT whereby the vehicles reimburse GECM for costs incurred in performing administrative functions. This revenue is recognized over time as the services are performed. Administrative fees are billed quarterly in arrears, which is consistent with the timing of the delivery of services and reflect agreed upon rates for the services provided. The services are accounted for as a single performance obligation for each vehicle that is a series of distinct services with substantially the same pattern of transfer as the services are provided on a daily basis.

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

The lease term begins on the date products are delivered to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including Medicare, private payors, and Medicaid. Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain Payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application or claim denial. There were no material changes in estimates recorded in the year ended June 30, 2022, relating to prior periods.

Although invoicing typically occurs at the beginning of the monthly rental period, we recognize revenue from rentals on a daily basis. Since rental agreements can commence at any time during a given month, we defer revenue related to the remaining monthly rental period as of period end. Deferred revenue related to rentals was $0.9 million and $1.0 million as of June 30, 2022 and 2021, respectively.

Included in rental revenue are unbilled amounts for which the revenue recognition criteria had been met as of period-end but were not yet billed to the Payor. Net unbilled rental revenue is recognized to the extent payment is probable. As of June 30, 2022 and 2021, net unbilled rental revenue is approximately $0.1 million and $0.1 million, respectively, and is included in accounts receivable.

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

On June 29, 2021, GP Corp assigned the rights to the Profit Sharing Agreement with GECM, their intercompany obligation under the GP Corp. Note and other assets and liabilities to their wholly-owned subsidiary GEC GP. Subsequent to the assignment, Great Elm Group, Inc. exchanged their 98.2% interests in GP Corp. for an identical 98.2% direct interest in GP Corp.’s wholly-owned subsidiary GEC GP. Following the consummation of the taxable reorganization, the Company no longer has an interest in GP Corp. During the year ended June 30, 2022, the Company purchased the remaining non-controlling interests in GEC GP. As of June 30, 2022, no non-controlling interest remains outstanding. See Note 16 - Non-Controlling Interests and Preferred Stock of Subsidiary.

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

The sale of the real estate business, which has historically been disclosed as its own reportable segment, represents a strategic shift away from the direct ownership and operation of real estate properties. Accordingly, our historical financial information has been recast to present the activities of the real estate business within discontinued operations, and the assets and liabilities of the real estate business as assets and liabilities of discontinued operations. As a passive investor in Monomoy Fund and with a membership interest of approximately 5%, we determined that we had no significant continuing involvement with the real estate business upon disposition.

The following table provides a reconciliation of the Company’s net income from discontinued operations presented in the consolidated statements of operations for the year ended June 30, 2021:

(in thousands)	For the year ended June 30, 2021
Discontinued operations:
Net revenue	$5,005
Real estate expenses	(505)
Depreciation and amortization	(1,689)
Operating income from discontinued operations	2,811
Interest expense	(2,536)
Gain on sale of real estate business	263
Pretax income from discontinued operations	538
Income tax benefit	111
Net income from discontinued operations	$649

There was no activity from discontinued operations in the consolidated statement of operations for the year ended June 30, 2022.

6.
Acquisitions

Investment Management Acquisitions

Acquisition of Monomoy REIT Investment Management Agreement

On May 4, 2022, through its wholly-owned subsidiary, GECM, the Company acquired the investment management agreement for Monomoy Properties REIT, LLC and certain other related assets from ICAM. Monomoy REIT is a private real estate investment trust founded by ICAM, with a 108-property portfolio of diversified net leased industrial assets. The acquisition significantly increases and diversifies GECM’s assets under management. In addition to the investment management agreement, GECM acquired the assembled workforce including eleven ICAM personnel involved in the operations of the REIT, as well as the Charleston, South Carolina office lease where these employees were based. In conjunction with the acquisition, the Company made an investment of $15.0 million into Monomoy UpREIT, the operating partnership of Monomoy REIT.

The purchase consideration included an upfront purchase price of $10 million financed with a combination of: (i) $2.5 million in newly issued shares of GEG common stock, which equals 1,369,984 shares issued at $1.81 per share, which is the 30-calendar day volume-weighted average of the closing sales price ending on April 14, 2022; (ii) $1.25 million in shares of common stock of Great Elm Capital Corp. (“GECC”) owned by GEG and valued at the subscription price of the next GECC rights offering; and (iii) a promissory note issued by GECM in an aggregate principal amount of approximately $6.3 million, which bears interest at 6.5% per annum and is payable at GECM’s option with either cash, GECC shares owned by GEG, or newly issued GEG shares (subject to shareholder approval). The Company also incurred $0.8 million in direct transaction costs consisting primarily of professional fees.

In addition, a contingent consideration agreement requires the Company to pay up to $2.0 million of addition consideration to the seller if certain fee revenue thresholds are achieved during the fiscal years ending June 30, 2023 and 2024. The fair value of the contingent consideration arrangement at the acquisition date was $1.1 million. The Company estimated the fair value of the contingent consideration using a Monte Carlo simulation model. The key assumptions in applying the Monte Carlo simulation model include volatility of 19.6% and a discount rate of 6.5%. The contingent consideration is included within accrued expenses and other liabilities in the consolidated balance sheets.

The transaction was accounted for as an asset acquisition because substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable intangible asset related to the investment management agreement. The value of the investment management agreement was estimated under the income approach using a multi-period excess earnings method. The key inputs in the valuation included forecasted assets under management, revenue and expenses, and a discount rate of 19.5%. The $11.9 million cost of the acquisition was allocated to assets acquired on the basis of their relative fair values. Specifically, the Company recognized $11.3 million and $0.6 million of intangible assets representing the acquired investment management agreement and assembled workforce with estimated useful lives of 15 years and 10 years, respectively.

Durable Medical Equipment Acquisitions

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

Investment Management

The Company’s wholly-owned subsidiary, GECM, has agreements to provide administrative services and manage the investment portfolio for GECC, Monomoy REIT and other investment products. Under these agreements, GECM receives administrative fees, management fees based on the managed assets (other than cash and cash equivalents) and rent collected, and incentive fees based on the performance of those assets. See Note 3 – Revenue for additional discussions of the fee arrangements.

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

The Company has determined that GEOF, each series of GEOF, and GESOF are VIEs and that the criteria for consolidation are met for GEOF Series C, which was launched in November 2020 and subsequently merged into GESOF, which was launched in February 2021. The operations of each of these consolidated funds (the Consolidated Funds) are included in our consolidated financial statements. See Note 2 – Summary of Significant Accounting Policies for additional details. In July 2022, GESOF liquidated and the Company received a distribution of cash and equity investments.

The Company has retained the specialized investment company accounting guidance under US GAAP with respect to the Consolidated Funds. As such, investments of the Consolidated Funds are included in the condensed consolidated balance sheets at fair value and the net unrealized gain (loss) on those investments is included as a component of other income on the condensed consolidated income statement. Non-controlling interests in these Consolidated Funds are included in net loss attributable to non-controlling interest. As of June 30, 2022 no single issuer or investment of the Consolidated Funds had a fair value greater than 5% of the Company’s total consolidated assets.

Additionally, the Company receives dividends from its investment in GECC and Monomoy UpREIT and earns unrealized profits and losses based on the mark-to-market performance of its investments in GECC and Monomoy UpREIT. See Note 8 – Fair Value Measurements.

The following tables summarize activity and outstanding balances between the managed investment products and the Company.

	For the years ended June 30,
(in thousands)	2022	2021
Net realized and unrealized gain (loss) on investments	$(7,920)	$155
Net realized and unrealized gain (loss) on investments of consolidated funds	(525)	545
Dividend income	2,809	2,954

	As of June 30,
(in thousands)	2022	2021
Dividends receivable	$612	$554
Investment management revenues receivable	1,241	936
Receivable for reimbursable expenses paid	592	297

Outstanding receivables are included in related party receivables in the consolidated balance sheets. Outstanding receivables from the Consolidated Funds are eliminated in consolidation. As of June 30, 2022 and 2021, the Company had $0.1 million and $0.1 million, respectively, in receivable for reimbursable expenses paid on behalf of the Consolidated Funds.

The Company owns approximately 35.4% of the outstanding shares (or 2,687,487 shares) of GECC. Certain officers and directors of GECC are also officers and directors of GEG. Matthew A. Drapkin is a director of our Board and also the Chairman of GECC's Board of Directors, and Adam M. Kleinman is our President and Chief Operating Officer as well as the Chief Compliance Officer of GECC.

On June 13, 2022, GECC completed a non-transferable rights offering in which the Company and its subsidiaries received 1,400,000 shares at a price of $12.50 per share for an aggregate total of $17.5 million.

On May 4, 2022 the Company purchased the investment management agreement of the Monomoy REIT and other assets from ICAM for consideration of $11.1 million, inclusive of a $6.3 million 6.5% promissory note (Seller Note) and potential earnout payments. Interest accrued on the Seller Note for the year ended June 30, 2022 was $0.1 million. The assembled workforce acquired in the transaction consisted of former ICAM employees. In conjunction with the transaction, GECM entered into a services agreement with ICAM. Jason W. Reese, the Executive Chairman of the Company’s Board of Directors, is the Chief Executive Officer of ICAM. Costs incurred under this agreement are reimbursed by the Monomoy REIT. For the year ended June 30, 2022, such costs were $0.1 million.

Shortly after the transaction, our existing investment in Monomoy Fund (which continues to be managed by ICAM) was redeemed and proceeds reinvested in Monomoy UpREIT.

In October 2020, GECM entered into a shared personnel and reimbursement agreement with Imperial Capital Asset Management, LLC (ICAM). Costs incurred under this agreement are included in investment management expenses in the condensed consolidated statement of operations. For the years ended June 30, 2022 and 2021, such costs were $1.1 million and $0.4 million, respectively. The Company also granted restricted stock awards to an employee of ICAM with a grant date fair value of $0.2 million during the year ended June 30, 2022 as additional compensation for consulting services performed under the shared personnel and reimbursement agreement with ICAM.

Durable Medical Equipment

In connection with the acquisition of the durable medical equipment businesses in September 2018, DME Inc. and its subsidiaries entered into the Corbel Facility. Jeffrey S. Serota, a member of the Company’s Board of Directors, serves as Vice Chairman to Corbel Capital Partners, an affiliate of Corbel. Corbel previously held an interest in Northwest and was one of the sellers in our acquisition of the business. As a result of the acquisition, at June 30, 2022 Corbel holds a non-controlling interest in HC LLC. Pursuant to the Corbel Facility, Corbel was paid a structuring fee and a quarterly monitoring fee. In conjunction with the JPM Transactions, the Corbel Facility was repaid early on December 29, 2020, and DME Inc. paid a deferred structuring fee as well as a prepayment penalty. See Note 13 - Borrowings for additional information on the Corbel Facility and Note 16 – Non-Controlling Interests and Preferred Stock of Subsidiaries.

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

Additionally, the Company received dividends and realized gain on its investment in Monomoy Properties, which it held for a portion of the year ended June 30, 2022 Monomoy Properties is managed by ICAM. The following table summarizes the Company's activity related to Monomoy Properties

(in thousands)	For the year ended June 30, 2022
Net realized gain on investment	$349
Dividend income	350

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

The assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized in the tables below:

	Fair Value as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Equity investments	$27,678	$-	$-	$27,678
Equity investments of Consolidated Funds	1,797	-	-	1,797
Total assets within the fair value hierarchy	$29,475	$-	$-	$29,475
Investments valued at net asset value				$20,363
Total assets				$49,838
Liabilities:
Participation feature of HC LLC Series A-2 Preferred Stock	$-	$-	*	*
Contingent consideration liability	-	-	1,767	1,767
Total liabilities	$-	$-	$1,767	$1,767

* Balance eliminates in consolidation.

	Fair Value as of June 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investments	$19,444	$-	$-	$19,444
Equity investments of Consolidated Funds	26,490			26,490
Total assets	$45,934	$-	$-	$45,934
Investments valued at net asset value				$4,600
Total assets				$50,534
Liabilities:
Participation feature of HC LLC Series A-2 Preferred Stock	$-	$-	*	*
Contingent consideration liability	-	-	271	271
Total liabilities	$-	$-	$271	$271

There were no transfers between levels of the fair value hierarchy during the years ended June 30, 2022 and 2021.

The following is a reconciliation of changes in contingent consideration, a Level 3 liability:

	For the years ended June 30,
(in thousands)	2022	2021
Beginning Balance	$271	$-
Additions	1,617	397
Payments	-	-
Change in fair value	(121)	(126)
Ending Balance	$1,767	$271

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

As of June 30, 2022, investments in private funds consist of our investment in Monomoy UpREIT and Sharp Alpha Fund I, LP (Sharp Alpha), a closed-end limited partnership focused on gaming technologies. Monomoy UpREIT allows redemptions annually with 90 days’ notice subject to a one-year lockup from the date of initial investment. Sharp Alpha does not allow for redemptions. Distributions will be received as the underlying assets are liquidated over the life of the fund, which is expected to be approximately 10 years. As of June 30, 2022 there are no unfunded commitments.

As of June 30, 2021, investments in private funds consisted of our investment in Monomoy Fund, an industrial real estate-focused fund. Redemptions are allowed annually with 90 days' notice subject to a one-year lockup from the date of initial investment. There were no unfunded commitments.

Contingent consideration

In conjunction with the acquisition of AMPM on March 1, 2021, the Company entered into a contingent consideration agreement that requires the Company to pay up to $2.1 million if certain revenue thresholds of the acquired business are achieved for the 12 months ending September 1, 2022. As of June 30, 2022, projected revenues through September 1, 2022 are not expected to be achieved and the fair value of the contingent consideration has been updated to zero, resulting in a $0.3 million benefit which is included in durable medical equipment other operating expenses.

In conjunction with the acquisition of MedOne on August 31, 2021, the Company entered into a contingent consideration agreement that requires the Company to pay up to $1.0 million if certain revenue thresholds of the acquired business are achieved for the 12 months ending September 1, 2022 and September 1, 2023. The Company estimated the fair value of the contingent consideration using a Monte Carlo simulation model. The key assumptions in applying the Monte Carlo simulation model as of June 30, 2022 include volatility of 27.6% and a discount rate of 7.6%. The fair value adjustments during the year ended June 30, 2022 resulted in a $0.2 million charge which is included in durable medical equipment other operating expenses.

In conjunction with the acquisition of the Monomoy REIT investment management agreement, the Company entered into a contingent consideration agreement that requires the Company to pay up to $2.0 million if certain fee revenue thresholds are achieved during fiscal years ended June 30, 2023 and 2024. The Company estimated the fair value of the contingent consideration using a Monte Carlo simulation model. The key assumptions in applying the Monte Carlo simulation model as of June 30, 2022 include revenue forecasts, volatility of 19.6% and a discount rate of 6.5%.

The contingent consideration is included within the other liabilities in the consolidated balance sheets.

Participation feature of HC LLC Series A-2 Preferred Stock

On December 29, 2020, in conjunction with the JPM Transactions, the Company issued HC LLC Series A-2 Preferred Stock to our consolidated subsidiary, Forest. See Note 16 – Non-Controlling Interests and Preferred Stock of Subsidiaries. An embedded derivative was identified in the instrument requiring bifurcation from the host instrument as a derivative to be carried at fair value. The value of the derivative related to a participation feature upon the sale of the durable medical equipment business. As of the issuance date, the fair value was determined using an option pricing model based on the transaction price. The key assumptions used in the option pricing model include a volatility rate of 72.7% and an option term of 3 years. Subsequent to the issuance date, the fair value of this derivative is determined at each balance sheet date using an option pricing model based on the estimated value of HC LLC. This fair value is derived from a discounted cash flow income approach and a guideline public company market approach. The key assumptions in applying the valuation approach as of June 30, 2022 and 2021, include financial forecasts of the durable medical equipment business, a discount rate of 13.0% and 14.5%, respectively, and a volatility rate of 59.1% and 50.4%, respectively (level 3 inputs in accordance with the US GAAP fair value hierarchy). The fair value of the embedded derivative as of June 30, 2022 and 2021 was $7.9 million and $5.8 million, respectively. Since the HC LLC Series A-2 Preferred Stock are issued to Forest, a consolidated subsidiary, the instruments and their effects on our operations have been eliminated in consolidation and therefore the valuation of the participation feature is reflected as zero within the table above. However, this valuation does impact our segment results and non-controlling interest accounts.

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

9.
Fixed Assets

The Company’s fixed assets consist of its medical equipment held for rental, furniture and fixtures, and leasehold improvements used in its operations. The following tables detail the Company’s fixed assets:

(in thousands)	June 30, 2022	June 30, 2021
Property and Equipment
Leasehold improvements	$970	$835
Vehicles	162	172
Computer equipment and software	642	500
Furniture and fixtures	590	422
Sleep study equipment	594	593
	2,958	2,522
Accumulated depreciation	(2,420)	(1,541)
Net carrying amount	$538	$981

Medical Equipment Held for Rental
Medical equipment held for rental	$16,593	$14,933
Accumulated depreciation	(9,089)	(7,542)
Net carrying amount	$7,504	$7,391

The following table reconciles depreciation expense included in the following lines of the consolidated statements of operations to total depreciation expense for each period presented.

	For the years ended June 30,
(in thousands)	2022	2021
Depreciation and amortization	$563	$693
Cost of durable medical equipment rentals	6,527	6,286
Total depreciation expense	$7,090	$6,979

10.
Goodwill and Other Intangible Assets

The Company’s investment management and durable medical equipment segments include identifiable intangible assets acquired through acquisitions in prior years. Goodwill presented on the consolidated balance sheet consists only of the goodwill acquired as part of the acquisitions of the durable medical equipment businesses.

The changes in the carrying value of goodwill are as follows:

	For the years ended June 30,
(in thousands)	2022	2021
Beginning Balance	$50,536	$50,010
Acquisitions	1,927	648
Purchase accounting adjustment	-	(122)
Ending Balance	$52,463	$50,536

The Company’s annual impairment assessment date for goodwill is April 1. No impairment triggering events have been identified since our prior year annual impairment analysis. In the current year, we performed a quantitative impairment test for our annual impairment assessment. Based on the analyses performed, the fair value of the durable medical equipment reporting unit exceeded the carrying value by 34% and no impairment was noted. The fair value of this reporting unit was derived using a combination of present value of estimated cash flows and the valuations and prices of comparable businesses. The discount rate used in this analysis was 13.0% and revenue and EBITDA multiples averaged 1.2x and 7.5x, respectively.

The following tables provide additional detail related to the Company’s acquired identifiable intangible assets:

	As of June 30, 2022			As of June 30, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Durable Medical Equipment
Tradename	$9,060	$(3,443)	$5,617	$9,060	$(2,511)	$6,549
Hospital Contracts	90	(49)	41	90	(15)	75
Non-compete agreements	1,370	(1,107)	263	1,370	(890)	480
	10,520	(4,599)	5,921	10,520	(3,416)	7,104

Investment Management
Investment management agreements	15,264	(2,753)	12,511	3,900	(2,293)	1,607
Assembled workforces	1,103	(364)	739	526	(309)	217
	16,367	(3,117)	13,250	4,426	(2,602)	1,824

Total	$26,887	$(7,716)	$19,171	$14,946	$(6,018)	$8,928

Aggregate Amortization Expense (in thousands):
For the year ended June 30, 2022	$1,698
For the year ended June 30, 2021	1,690

Estimated Future Amortization Expense (in thousands):
For the year ending June 30, 2023	$2,283
For the year ending June 30, 2024	2,084
For the year ending June 30, 2025	1,974
For the year ending June 30, 2026	1,912
For the year ending June 30, 2027	1,838
Thereafter	9,080
Total	19,171

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

12.
Lessee Operating Leases

All of the Company’s leases are operating leases. Certain of the leases have both lease and non-lease components. The Company has elected to account for the lease component and the non-lease components as a single combined lease component for all classes of underlying assets. The following table provides additional details of the leases presented in the balance sheets:

(in thousands)	June 30, 2022	June 30, 2021
Facilities
Right of use assets	$3,400	$5,121

Current portion of lease liabilities	1,475	1,864
Lease liabilities, net of current portion	2,137	3,532
Total liabilities	$3,612	$5,396

Weighted-average remaining life	3.1 years	3.3 years
Weighted-average discount rate	10.8%	11.0%

Vehicles
Right of use assets	$315	$87

Current portion of lease liabilities	77	29
Lease liabilities, net of current portion	238	58
Total liabilities	$315	$87

Weighted-average remaining life	4.2 years	3.9 years
Weighted-average discount rate	6.3%	9.8%

Equipment
Right of use assets	$7	$33

Current portion of lease liabilities	7	27
Lease liabilities, net of current portion	-	6
Total liabilities	$7	$33

Weighted-average remaining life	0.8 years	1.0 years
Weighted-average discount rate	12.5%	12.5%

As of June 30, 2022, the Company had total right of use assets of $3.7 million and lease liabilities of $3.9 million (consisting of $1.5 million in current portion of lease liabilities and $2.4 million in lease liabilities, net of current portion) on the consolidated balance sheet related to the leases discussed herein. As of June 30, 2021, the Company had total right of use assets of $5.2 million and lease liabilities of $5.5 million (consisting of $1.9 million in current portion of lease liabilities and $3.6 million in lease liabilities, net of current portion) on the consolidated balance sheet related to the leases discussed herein. The discount rate for each lease is based on the collateralized borrowing rate at the inception of the lease.

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

	For the years ended June 30,
(in thousands)	2022	2021
Facilities
Operating lease cost	$2,266	$2,469
Cash paid for operating leases	1,795	1,973

Vehicles
Operating lease cost	$67	$50
Cash paid for operating leases	67	50

Equipment
Operating lease cost	$28	$61
Cash paid for operating leases	28	61

The following table summarizes the Company’s undiscounted cash payment obligations for its operating leases:

(in thousands)
For the year ending June 30, 2023	1,887
For the year ending June 30, 2024	1,646
For the year ending June 30, 2025	691
For the year ending June 30, 2026	622
For the year ending June 30, 2027	143
Thereafter	19
Total lease payments	$5,008
Imputed interest	(1,074)
Total lease liabilities	$3,934

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

Investment Management

A lease for office space located in Charleston, South Carolina was assumed as part of the acquisition of the Monomoy REIT investment management agreement in May 2022. The non-cancellable lease term expires October 1, 2024, and lease payments are approximately $3 thousand per month.

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

13.
Borrowings

Related party borrowings of the Company’s subsidiaries are summarized in the following table:

		As of June 30,
(in thousands)	Subsidiaries	2022	2021
Seller Note	GECM	$6,270	$-
GP Corp. Note	GEC GP	*	*
Total principal		$6,270	$-
Unamortized debt issuance cost		-	-
Total long-term related party notes payable		6,270	-
Less current portion of related party notes payable		-	-
Related party notes payable, net of current portion		$6,270	$-

*Balance eliminates in consolidation.

The Company’s and subsidiaries’ other outstanding borrowings are summarized in the following table:

		As of June 30,
(in thousands)	Subsidiaries	2022	2021
GEGGL Notes	GEG	$26,945	$-
DME Revolver	HC LLC and subsidiaries	-	-
Equipment Financing	HC LLC and subsidiaries	2,993	2,041
Total principal		$29,938	$2,041
Unamortized debt discounts and issuance costs		(1,413)	-
Total other outstanding borrowings		28,525	2,041
Less current portion of other outstanding borrowings		(2,993)	(1,974)
Other outstanding borrowings, net of current portion		$25,532	$67

The Company incurred interest expense on these borrowings of $4.0 million and $3.2 million for the years ended June 30, 2022 and 2021, respectively.

The Company’s aggregate future required principal debt repayments are summarized in the following table:

(in thousands)	Principal Due
For the year ending June 30, 2023	$2,993
For the year ending June 30, 2024	6,270
For the year ending June 30, 2025	-
For the year ending June 30, 2026	-
For the year ending June 30, 2027	26,945
Thereafter	-
Total	$36,208

Additional details of each borrowing by operating segment are discussed below.

Durable Medical Equipment

In connection with the acquisition of DME Inc., the Company assumed a secured note (Corbel Facility) with a principal balance of $8.5 million, which was amended and increased to $25 million concurrent with the closing of the acquisition described in Note 6 – Acquisitions. In addition, the Company assumed and expanded a revolving line of credit agreement with Banc of California (formerly Pacific Mercantile Bank) (DME Revolver) with a principal balance of $0.8 million, which was amended and increased to $6.3 million at the date of acquisition.

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

Principal payments and interest expense incurred on the Corbel Facility for the year ended June 30, 2021 were $25.1 million and $1.3 million, respectively.

There were no borrowings outstanding under the DME Revolver at June 30, 2022. The DME Revolver allows for borrowings up to $10 million, subject to a fixed percentage of qualifying accounts receivables and inventories related to the durable medical equipment business operations. Borrowings under the line of credit are due on November 29, 2022 and accrue interest at a variable rate of the prime rate plus 0.40% per annum. At June 30, 2022 the interest rate was 5.2%. Interest is payable monthly in arrears. The Company has the option to prepay the borrowings without any penalty.

The borrowings under the DME Revolver are collateralized by the assets of the durable medical equipment business and the Company is required to meet certain financial covenants.

The DME Revolver includes covenants that restrict HC LLC’s and its subsidiaries’ business operations to its current business, limit additional indebtedness, liens, asset dispositions and investments, require compliance and maintenance of licenses and government approvals and other customary conditions. Events of default include the failure to pay amounts when due, bankruptcy, or violation of covenants, including a change in control of HC LLC. HC LLC must also comply with a fixed-charge coverage and leverage ratio financial covenants, which are based in part on the HC LLC EBITDA levels. The Company was in compliance with all material covenants and restrictions at June 30, 2022.

HC LLC’s operating subsidiaries also utilize equipment financing debt to fund certain inventory and equipment purchases from suppliers. These equipment financing debt agreements are entered into with 3rd party banks and are generally payable in equal installments over terms of one to three years, depending on the nature of the underlying purchases being financed. The debt is secured by the inventory and equipment, as applicable, of the operating subsidiaries entering into the agreements, and the long-term agreements have implicit interest rates between 7 – 8%. The Company financed $6.4 million and $3.6 million in inventory and equipment through such financing agreements during the years ended June 30, 2022 and 2021, respectively.

Investment Management

On May 4, 2022 as part of the consideration paid to acquire the Monomoy REIT asset management agreement, GECM issued ICAM a $6.3 million promissory note (the Seller Note). The Seller Note is due on August 4, 2023 and is payable at GECM’s option with either cash, GECC shares owned by GEG, or newly issued GEG shares (subject to shareholder approval). There are no prepayment penalties. The Seller Note bears interest at 6.5%, which is paid quarterly.

During the year ended June 30, 2022, the Company incurred $0.1 million in interest expense on the Seller Note. There were no principal payments made during the year ended June 30, 2022.

As part of the entry into the investment management business, the Company acquired certain assets from MAST Capital Management, LLC (MAST Capital) and in consideration for those assets, GP Corp. issued a senior secured note payable (the GP Corp. Note). The GP Corp. Note matures in November 2026, accrues interest at a variable rate of three-month LIBOR plus 3.0% per annum and is secured by a profit sharing agreement related to GECM’s management of GECC. On March 10, 2021, GEG purchased the GP Corp. Note as well as non-controlling interests in GP Corp. and certain board appointment rights from MAST Capital. In exchange, GEG issued $2.3 million of Convertible Notes. As MAST Capital was a related party, no gain was recorded on the transaction. The difference in carrying value between the instruments purchased (including the GP Corp. Note and MAST Capital’s non-controlling interests) and that of the newly issued convertible notes was treated as a capital contribution and recorded to additional paid in capital in the amount of $0.6 million.

During the year ended June 30, 2021, the Company incurred interest expense of $0.1 million on the GP Corp. Note. Principal payments made and interest expense accrued after March 10, 2021 are eliminated in consolidation.

General Corporate

On June 9, 2022, we issued $26.9 million in aggregate principal amount of 7.25% Notes due 2027 (the GEGGL Notes), which included $1.9 million of GEGGL Notes issued in connection with the partial exercise of the underwriters’ over-allotment option. The aggregate principal balance of the GEGGL Notes outstanding as of June 30, 2022 is $26.9 million. The GEGGL Notes are unsecured obligations and rank equal with all of our outstanding and future unsecured unsubordinated indebtedness. The unsecured notes are effectively subordinated, or junior in right of payment, to indebtedness under our Convertible Notes and any other future secured indebtedness that we may incur and structurally subordinated to all future indebtedness and other obligations of our subsidiaries. We pay interest on the GEGGL Notes on March 31, June 30, September 30 and December 31 of each year. The GEGGL Notes will mature on June 30, 2027. The GEGGL Notes can be called on, or after, June 30, 2024. Holders of the Notes do not have the option to have the Notes repaid prior to the stated maturity date. The Notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof.

The GEGGL Notes include covenants that limit additional indebtedness or the payment of dividends subject to compliance with a net consolidated debt to equity ratio of 2:1. As of June 30, 2022 our consolidated debt to equity ratio is 1.2:1.

14.
Convertible Notes

On February 26, 2020, the Company issued Convertible Notes at par with an aggregate principal balance of $30 million due February 26, 2030 (the Convertible Notes). In addition, on March 10, 2021, the Company issued additional Convertible Notes to MAST Capital in an aggregate principal amount of $2.3 million. As of June 30, 2022, the total principal balance of Convertible Notes outstanding was $36.1 million, including cumulative interest paid-in-kind. The Convertible Notes are held by a consortium of investors, including $15.1 million issued to certain related parties. As of June 30, 2022, such Convertible Notes issued to related parties include:

▪
$6.7 million issued to entities associated with Matthew A. Drapkin, including funds managed by Northern Right Capital Management, L.P. (Northern Right), a significant shareholder. Mr. Drapkin, a member of the Company’s Board of Directors, is the Chief Executive Officer of Northern Right.
▪
$7.2 million issued to entities associated with Jason W. Reese, including funds managed by ICAM, a significant shareholder.
▪
$0.7 million issued to entities associated with Eric J. Scheyer, a member of the Company’s Board of Directors.
▪
$0.5 million issued to MAST Capital.

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

The embedded conversion feature in the Convertible Notes qualifies for the scope exception to derivative accounting in ASC Topic 815, Derivatives and Hedging, for certain contracts involving a reporting entity’s own equity. The Company incurred $1.2 million in issuance costs on the original issuance. The debt issuance costs are being amortized over the 10-year Convertible Notes term and are netted with the principal balance within convertible debt on our consolidated balance sheet.

The Company incurred interest expense of $1.8 million and $1.7 million related to the Convertible Notes for the years ended June 30, 2022 and 2021, respectively, inclusive of non-cash interest related to amortization of discount. Interest payments were paid-in-kind by issuing $1.7 million and $1.6 million of additional Convertible Notes to holders for the years ended June 30, 2022 and 2021, respectively.

	As of June 30,
(in thousands)	2022	2021
Convertible Notes principal	$36,085	$34,346
Unamortized issuance costs	(898)	(1,013)
Total Convertible Notes	35,187	33,333

15.
CARES Act

On December 27, 2020, the Taxpayer Certainty and Disaster Tax Relief Act of 2020 expanded certain benefits made available under the enhanced Coronavirus Aid, Relief, and Economic Security Act, including modifying and extending the Employee Retention Credit (ERC). As modified, the ERC provides eligible employers with less than 500 employees a refundable tax credit against the employer’s share of social security taxes. The ERC is equal to 70% of qualified wages paid to employees during calendar 2021 for a maximum credit per employee of $7,000 per employee for each calendar quarter through September 30, 2021. During the year ended June 30, 2021, the Company claimed ERCs of $5.0 million, consisting of $4.8 million recognized as a reduction to operating expenses and $0.2 million acquired in purchase accounting. Such claimed ERCs not settled prior to June 30, 2021 in the amount of $2.8 million were settled shortly thereafter and are disclosed within prepaid and other current assets on our consolidated balance sheet. In addition to claiming ERC’s during the prior fiscal year, the Company claimed and collected additional ERCs of $2.4 million during the year ended June 30, 2022.

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

16.
Non-Controlling Interests and Preferred Stock of Subsidiary

Holders of non-controlling interests (NCI) or preferred stock in a subsidiary of the Company hold certain rights, which result in the classification of the securities as either liability, temporary equity or permanent equity. The following table summarizes the non-controlling interest balances on the consolidated balance sheets:

	As of June 30,
(in thousands)	2022	2021
HC LLC
Temporary equity	2,225	2,639
Permanent equity	2,225	2,639
Total HC LLC	4,450	5,278
GEC GP
Permanent equity	-	(79)
Consolidated Funds
Permanent equity	642	4,228
Forest
Permanent equity	3,666	2,761
Total	$8,758	$12,188

The following table summarizes the net income (loss) attributable to the non-controlling interests on the consolidated statements of operations:

	For the years ended June 30,
(in thousands)	2022	2021
DME Inc.
Temporary equity	-	(263)
Permanent equity	-	(263)
Total DME Inc.	-	(526)
HC LLC
Temporary equity	(414)	-
Permanent equity	(414)	-
Total HC LLC	(828)	-
GP Corp.
Permanent equity	-	(87)
GEC GP
Permanent equity	(6)	(1)
Consolidated Funds
Permanent equity	(215)	(96)
Forest
Permanent equity	905	62
FM Holdings
Permanent equity	-	53
Total	$(144)	$(595)

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

GEC GP – Non-controlling interest classified as permanent equity

As described above, on June 29, 2021 Great Elm Group, Inc. exchanged their 98.2% interests in GP Corp for an identical 98.2% direct interest in GP Corp’s wholly-owned subsidiary GEC GP. GEC GP owns the rights to the Profit Sharing Agreement with GECM as well as an intercompany obligation under the GP Corp. Note. During the year ended June 30, 2022, the Company purchased the remaining shares of in GEC GP. As of June 30, 2022, no non-controlling interest remains outstanding.

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

Consolidated Funds – Non-controlling interest classified as permanent equity

As of June 30, 2022 and 2021, GEG held 73.4% and 71.3%, respectively, of the capital in GESOF. The remaining capital in GESOF is recorded as a non-controlling interest. These non-controlling interests of GESOF include affiliated individuals and entities.

FM Holdings – Non-controlling interest classified as permanent equity

In connection with the acquisition of the real estate business in March 2018, the Company issued the former owner a 19.9% interest in FM Holdings. The real estate business was sold in June 2021. See Note 5 – Discontinued Operations.

Redeemable Preferred Stock of Subsidiaries

The following table summarizes the preferred stock activity:

	Balance, as of June 30, 2021	Issuance of Preferred Stock	Redemption of Preferred Stock	Balance, as of June 30, 2021	Issuance of Preferred Stock	Redemption of Preferred Stock	Balance, as of June 30, 2022
HC LLC
Series A-1 Preferred Stock	-	10,090	-	10,090	-	(6,000)	4,090
Series A-2 Preferred Stock	-	34,010	-	34,010	-	-	34,010
Total HC LLC	-	44,100	-	44,100	-	(6,000)	38,100
Forest
Forest Preferred Stock	-	35,010	-	35,010	-	-	35,010
Total	-	79,110	-	79,110	-	(6,000)	73,110

HC LLC - Series A-1 Preferred Stock classified as a liability

In connection with the JPM Transactions, the Company issued 10,090 shares of Series A-1 Preferred Stock with a face value of $1,000 per share at issuance. The shares were issued pro-rata to the stockholders of DME Inc. in the form of a distribution and no consideration was provided in exchange for such instruments. The shares provide for a 9% annual dividend, which is payable quarterly. The shares are mandatorily redeemable by the Company at their face value of $1,000 per share on the earlier of certain redemption events or December 29, 2027. The redemption events include a bankruptcy, change in control or sale of the durable medical equipment business. The shares are redeemable at any time at the option of Company at a redemption price equal to face value. The shares rank senior and have preference to the common shares of HC LLC. The shares are non-voting, do not participate in the earnings of HC LLC and contain standard protective rights. During the year ended June 30, 2022, the Company optionally redeemed 6,000 shares of Series A-1 Preferred Stock on a pro-rata basis with holders.

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

The holders of the Series A-1 Preferred Stock include our majority-owned consolidated subsidiary Forest (3,276 shares), as well as Corbel and VHG (each 407 shares), who are also the holders of non-controlling interests in DME Inc. discussed above. See Note 7 – Related Party Transactions. Such shares of Series A-1 Preferred Stock issued to consolidated subsidiaries and their effects on our operations have been eliminated in consolidation.

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

Stock Plans

In November 2013, the Company’s stockholders approved the Amended and Restated 1999 Directors’ Equity Compensation Plan (the Directors’ Plan). Options and awards granted to new or existing Outside Directors (as defined in the Directors’ Plan) under the Directors’ Plan vest ratably over a period of one to three years. The Directors’ Plan also provides for the acceleration of options upon the dismissal of an Outside Director from the Board of Directors of the Company upon or within 24 months following a change in control of the Company. The exercise price of options granted under the Directors’ Plan is equal to the fair market value of the Company’s common stock on the date of grant. Under the Directors’ Plan, stock option grants have a term of ten years. As of June 30, 2022, the Company had no shares outstanding under the Directors’ Plan.

In June 2016, the Company’s stockholders approved the Great Elm Group, Inc. 2016 Long-Term Incentive Plan (the 2016 Long-Term Incentive Plan) and the Great Elm Group, Inc. 2016 Employee Stock Purchase Plan (the 2016 Employee Stock Purchase Plan). In October 2018, the Company’s stockholders approved amendments to the 2016 Long-Term Incentive Plan. In November 2021, the Company’s stockholders approved an increase to the number of shares available for issuance under the Long-Term Incentive Plan. As of June 30, 2022, the Company had a total of 3,446,728 shares outstanding under the 2016 Long-Term Incentive Plan and no shares were outstanding under the 2016 Employee Stock Purchase Plan.

The following table summarizes the number of common shares available for future issuance under the plans discussed above as of June 30, 2022:

Shares of Common Stock Available for Future Issuance
Directors' Plan	26,166
2016 Long-Term Incentive Plan	1,268,819
2016 Employee Stock Purchase Plan	944,000
Total	2,238,985

Non-Employee Director Deferred Compensation Plan

In December 2020, the Company established the Great Elm Group, Inc. Non-Employee Directors Deferred Compensation Plan allowing non-employee directors to defer their cash and/or equity compensation under a non-revocable election for each calendar year. Such compensation is deferred until the earlier of 3 years from the original grant date of such compensation, termination of service or death, and is payable in common stock shares. As of June 30, 2022, there were 110,008 restricted stock units and restricted stock awards that had vested but were deferred under the plan.

Restricted Stock Awards and Restricted Stock Units

In November 2021, the Compensation Committee of the Board of Directors (the Compensation Committee) in its discretion determined that an aggregate of 580,023 performance shares previously awarded to certain employees had vested. These restricted stock awards granted had both performance and service requirements in connection with the formation of the investment management business. The vesting of these awards was subject to a five-year service requirement and an investment management cumulative revenue collection target of $40 million for the five-year period ended November 3, 2021. The discretionary vesting of shares, as determined by the Compensation Committee resulted in a charge to stock-based compensation expense of $0.6 million during the year ended June 30, 2022.

During the year ended June 30, 2022, the Company granted 1,524,896 additional restricted stock awards that have only service requirements.

Restricted stock units granted are subject to service requirements. The Company accounts for forfeitures of the restricted stock units in the period incurred. During the year ended June 30, 2022 the Company granted 148,139 shares of restricted stock units to employees and directors.

The aggregate grant date fair value of restricted stock granted during the years ended June 30, 2022 and 2021 was $3.1 million and $0.9 million, respectively. For the years ended June 30, 2022 and 2021, the total intrinsic value of restricted stock vested was $2.2 million and $1.1 million, respectively.

The activity of the Company’s restricted stock awards and units for the year ended June 30, 2022 was as follows:

Restricted Stock Awards and Restricted Stock Units	Restricted Stock (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2021	904	$3.76
Granted	1,673	1.83
Vested	(1,112)	3.16
Forfeited	(153)	3.87
Outstanding at June 30, 2022	1,312	$1.79

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

The ranges of assumptions used to value options granted were as follows:

For the years ended June 30,
	2022	2021
Expected volatility	69.8% - 69.8%	63.8% - 66.5%
Expected dividends	-	-
Expected term (years)	3.25 - 3.25	3.25 - 3.25
Risk-free rate	60.30% - 60.30%	0.23% - 0.40%

The option activity for the year ended June 30, 2022 was as follows:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2021	2,493	$3.69	4.51	$-
Options granted	18	2.87
Exercised	-	-
Forfeited, cancelled or expired	(377)	3.67
Outstanding at June 30, 2022	2,134	$3.68	3.34	$-
Exercisable at June 30, 2022	1,972	$3.65	3.23	$-
Vested and expected to vest as of June 30, 2022	2,134	$3.68	3.34	$-

The weighted average grant date fair value of options, per share, granted during the years ended June 30, 2022 and 2021 was $1.02 and $1.14, respectively. No options were exercised during the year ended June 30, 2022 or 2021.

Stock-based compensation expense totaled $2.8 million and $1.8 million for the years ended June 30, 2022 and 2021, respectively.

As of June 30, 2022 and 2021, the Company had unrecognized compensation cost related to all unvested share awards and options totaling $2.3 million and $1.4 million, respectively, expected to be recognized as the awards and options vest over the next 1.2 years.

During the year ended June 30, 2022, the Company issued compensation to certain employees in the form of GECC common shares to be settled with GECC shares currently held by the Company. The total grant date value of GECC shares awarded for the year ended June 30, 2022 was $0.9 million, of which $0.2 million vested immediately, and the balance will vest annually pro-rata over a three year period. Related compensation expense was $0.4 million for the year ended June 30, 2022.

18.
Income Taxes

The Company had loss from continuing operations before provision for income taxes of $15.0 million and $6.8 million for the years ended June 30, 2022 and 2021, respectively. There was no foreign activity during these years.

The provision for income taxes includes the following:

	For the years ended June 30,
(in thousands)	2022	2021
Current	$106	$1,608
Deferred	$(85)	$67
Total	$21	$1,675

The Company recognized an income tax expense from continuing operations of $0.02 million and $1.7 million for the years ended June 30, 2022 and 2021, respectively. This expense consists solely of state and local income taxes. No federal income taxes were incurred for the years ended June 30, 2022 and 2021.

There were no intraperiod allocations during the year ended June 30, 2022. The Company recognized an income tax benefit with respect to discontinued operations of $0.1 million during the year ended June 30, 2021 related to intraperiod allocations.

The following table reconciles the expected corporate federal income tax expense (benefit), computed by multiplying the Company's loss before income taxes by the statutory tax rate of 21% to the total tax expense.

	For the years ended June 30,
(in thousands)	2022	2021
Federal tax benefit at statutory rate	$(3,153)	$(1,437)
State taxes net of federal impact	(504)	(289)
Permanent adjustments	750	32
Change in valuation allowance	(27,527)	(95,294)
Provision to return true-up	159	(61)
Deferred remeasurement	287	(249)
Net operating loss and credit expirations	30,059	99,071
Stock compensation adjustment	(42)	(53)
Other	(8)	(45)
Total tax expense	$21	$1,675

The tax effect of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are as follows:

	As of June 30,
(in thousands)	2022	2021
Deferred Tax Assets:
Net operating loss carryforwards	$190,535	$217,216
Accruals and allowances not deductible for tax purposes	1,646	1,411
Acquired intangibles	13	-
Stock based compensation	603	621
Unrealized loss on investment	5,361	5,326
Lease liability	1,005	1,436
Investment in partnerships	10,464	11,482
Interest expense carryforward	560	-
Total deferred tax assets, gross	$210,188	$237,492
Less: valuation allowance	$(207,085)	$(234,612)
Total deferred tax assets, net	$3,103	$2,880
Deferred Tax Liabilities:
Right to use asset	$(951)	$(1,348)
Acquired intangibles	-	(207)
Convertible debt discount	(213)	-
Goodwill	(2,225)	(1,696)
Total deferred tax liabilities	$(3,389)	$(3,251)

Total deferred tax liabilities, net (indefinite-lived assets)	$(286)	$(371)

In light of the Company's history of cumulative operating losses, the Company recorded a valuation allowance for all of its federal and state deferred tax assets, as it is presently unable to conclude that it is more likely than not that the federal and state deferred tax assets in excess of deferred tax liabilities will be realized. The decrease of $27.6 million in the overall valuation allowance relates primarily to the expiration of federal tax attributes. The state deferred amounts reflected in the above table were calculated using the enacted tax rates. The Company will establish the related federal deferred tax liability for the benefit of the state deduction in conjunction with its analysis of the realizability of its state deferred tax assets. The Company has a net deferred tax liability due to indefinite-lived goodwill that is not amortizable for US GAAP purposes and forecasted future state income due to the reversal of taxable temporary differences in states where the Company has no net operating losses.

As of June 30, 2022, the Company has net operating loss (NOL) carryforwards for federal and state income tax purposes of approximately $821 million and $211 million, respectively. The federal NOL carryforwards generated prior to fiscal year 2018 will expire from 2023 through 2037. The federal NOL carryforwards generated in fiscal year 2018 or later may be carried forward indefinitely. The California NOL carryforwards of will expire from 2029 through 2037. The Massachusetts NOL carryforwards will expire from 2031 to 2038.

The following table reflects federal NOL carryforwards that will expire beginning in the fiscal year ended June 30, 2023 (in thousands):

Fiscal Year of Expiration	Federal NOL carryforwards
2023	131,077
2024	60,132
2025	117,277
2026 through 2037	486,542
Indefinite	26,039
Total	$821,067

Under Internal Revenue Code Section 382, the utilization of a corporation's NOL carryforwards is limited following a change in ownership (as defined by the Internal Revenue Code) of greater than 50% within a rolling three-year period. If it is determined that prior equity transactions limit the Company's NOL carryforwards, the annual limitation will be determined by multiplying the market value of the Company on the date of the ownership change by the federal long-term tax-exempt rate. Any amount exceeding the annual limitation may be carried forward to future years for the balance of the NOL carryforward period.

During the years ended June 30, 2022 and 2021, the total amount of gross unrecognized tax benefit activity was as follows (in thousands):

Balance as of June 30, 2020	$44,380
Reductions for tax positions of prior years	(93)
Lapse of statute of limitations	(8,268)
Balance as of June 30, 2021	36,019
Addition for tax positions of prior years	509
Reductions for tax positions of prior years	(71)
Lapse of statute of limitations	(4,127)
Balance as of June 30, 2022	$32,330

During the year ended June 30, 2021, the Company’s unrecognized tax benefits decreased by $3.7 million primarily due to the expiration of the Company’s historical research and development credits for which an unrecognized tax benefit had been established.

As of June 30, 2022 and 2021, the Company had approximately $32.3 million and $36.0 million, respectively, of unrecognized tax benefits. The unrecognized tax benefits, if recognized, would impact the effective tax rate by a corresponding amount without considering the impact of the valuation allowance.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits in tax expense on the Company’s consolidated statements of operations. As of June 30, 2022 and 2021, no amount is accrued for interest associated with tax liabilities.

Although timing of the resolution and/or closure on the Company's unrecognized tax benefits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

The Company files U.S. federal and U.S. state tax returns. Because of NOL carryforwards, substantially all of the Company's tax years, from the 1995 through 2022 fiscal years, remain open to IRS examinations with the exception of the 2010 and 2009 fiscal years for which IRS examinations have been completed. Substantially all of the Company’s tax years, from the 1995 through 2022 fiscal years, remain open to state tax examination.

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

The following tables summarize the results of operations by segment.

	For the year ended June 30, 2022
(in thousands)	Durable Medical Equipment	Investment Management(1)	General Corporate(1)	Intercompany Eliminations(2)	Consolidated Total
Revenue:
Total revenue	$63,458	$4,516	$876	$(876)	$67,974
Operating costs and expenses:
Cost of durable medical equipment sold and services	(16,795)	-	-	-	(16,795)
Cost of durable medical equipment rentals	(7,149)	-	-	-	(7,149)
Depreciation and amortization	(1,737)	(523)	(1)	-	(2,261)
Non-cash compensation(3)	-	(1,872)	(1,339)	-	(3,211)
Transaction costs(4)	(582)	-	(499)	-	(1,081)
Other selling, general and administrative	(32,987)	(4,879)	(4,594)	876	(41,584)
Total operating expenses	(59,250)	(7,274)	(6,433)	876	(72,081)
Other income (expense):
Interest expense	(4,987)	(161)	(5,384)	4,746	(5,786)
Other income (expense)	(3,066)	(5,633)	8,322	(4,746)	(5,123)
Total other income (expense), net	(8,053)	(5,794)	2,938	-	(10,909)
Total pre-tax income (loss) from continuing operations	$(3,845)	$(8,552)	$(2,619)	$-	$(15,016)

	For the year ended June 30, 2021
(in thousands)	Durable Medical Equipment	Investment Management(1)	General Corporate(1)	Intercompany Eliminations(2)	Consolidated Total
Revenue:
Total revenue	$57,643	$3,210	$579	$(579)	$60,853
Operating costs and expenses:
Cost of durable medical equipment sold and services	(16,881)	-	-	-	(16,881)
Cost of durable medical equipment rentals	(6,950)	-	-	-	(6,950)
Depreciation and amortization	(1,909)	(473)	(1)	-	(2,383)
Non-cash compensation(3)	-	(757)	(998)	-	(1,755)
Transaction costs(4)	(299)	-	(618)	-	(917)
Other selling, general and administrative	(28,969)	(2,810)	(4,504)	579	(35,704)
Total operating expenses	(55,008)	(4,040)	(6,121)	579	(64,590)
Other income (expense):
Interest expense	(3,950)	(101)	(3,252)	2,354	(4,949)
Other income (expense)	(1,174)	3,654	1,716	(2,354)	1,842
Total other income (expense), net	(5,124)	3,553	(1,536)	-	(3,107)
Total pre-tax income (loss) from continuing operations	$(2,489)	$2,723	$(7,078)	$-	$(6,844)

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

The following tables summarize assets by segments:

	As of June 30, 2022
(in thousands)	Durable Medical Equipment	Investment Management(1)	General Corporate(1)	Total
Fixed assets, net	$8,025	$17	$-	$8,042
Identifiable intangible assets, net	5,921	13,250	-	19,171
Goodwill	52,463	-	-	52,463
Other assets	11,616	54,520	22,275	88,411
Total	$78,025	$67,787	$22,275	$168,087

	As of June 30, 2021
(in thousands)	Durable Medical Equipment	Investment Management(1)	General Corporate(1)	Total
Fixed assets, net	$8,349	$21	$2	$8,372
Identifiable intangible assets, net	7,104	1,824	-	8,928
Goodwill	50,536	-	-	50,536
Other assets	21,150	66,907	5,976	94,033
Total	$87,139	$68,752	$5,978	$161,869
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