Form 10-Q
period 2022-09-30
Great Elm Group, Inc.
filed 2022-11-14
CIK 1831096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 7, 2022, there were 30,022,424 shares of the registrant’s common stock outstanding.

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2022 and June 30, 2022	3
	Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2022 and 2021	4
	Unaudited Condensed Consolidated Statement of Stockholders’ Equity and Contingently Redeemable Non-Controlling Interest for the three months ended September 30, 2022	5
	Unaudited Condensed Consolidated Statement of Stockholders’ Equity and Contingently Redeemable Non-Controlling Interest for the three months ended September 30, 2021	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2022 and 2021	7
	Unaudited Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	43

PART II. OTHER INFORMATION		44

Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 6.	Exhibits	44

SIGNATURES		45

Unless the context otherwise requires, “we,” “us,” “our,” “GEG,” the “Company” and terms of similar import refer to Great Elm Group, Inc. and/or its subsidiaries. Our corporate website address is www.greatelmcap.com. The information contained in, or accessible through, our corporate website does not constitute part of this report. Where context requires, references to “we,” “us,” “our,” “GEG” and the “Company” include Great Elm Capital Group, Inc.

Cautionary Statement Regarding Forward-Looking Information

This report and certain information incorporated herein by reference, contain forward‑looking statements under the Private Securities Litigation Reform Act of 1995. Such statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “seek,” “anticipate,” “intend,” “estimate,” “plan,” “target,” “project,” “forecast,” “envision” and other similar phrases. Although we believe the assumptions and expectations reflected in these forward‑looking statements are reasonable, these assumptions and expectations may not prove to be correct and we may not achieve the financial results or benefits anticipated. These forward‑looking statements are not guarantees of actual results. Our actual results may differ materially from those suggested in the forward‑looking statements. These forward‑looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation:

▪
the ability of Great Elm Capital Management, Inc. (GECM) to profitably manage Great Elm Capital Corp. (NASDAQ: GECC), a business development company that we manage through our investment management business;
▪
the dividend rate that GECC will pay;
▪
the ability of GECM to profitably manage Monomoy Properties UpREIT, LLC (Monomoy UpREIT), the operating subsidiary of a private real estate investment trust with a portfolio of diversified net leased industrial assets that we manage through our investment management business;
▪
the dividend rate that Monomoy UpREIT will pay;
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
▪
changes in laws and regulations governing our operations; and
▪
other factors described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 under “Risk Factors” or as set forth from time to time in our Securities and Exchange Commission (SEC) filings.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Great Elm Group, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

Dollar amounts in thousands (except per share data)

ASSETS	September 30, 2022	June 30, 2022
Current assets:
Cash and cash equivalents	$23,265	$23,595
Accounts receivable	5,854	5,867
Related party receivables	2,578	2,445
Investments, at fair value (cost $62,531 and $68,766, respectively)	40,624	48,042
Inventories	1,017	898
Prepaid and other current assets	1,391	1,050
Assets of Consolidated Fund:
Investments, at fair value (cost $0 and $2,432, respectively)	-	1,797
Prepaid expenses	-	746
Total current assets	74,729	84,440
Property and equipment, net	503	538
Equipment held for rental, net	7,923	7,504
Identifiable intangible assets, net	18,592	19,171
Goodwill	52,463	52,463
Right of use assets	3,815	3,722
Other assets	253	249
Total assets	$158,278	$168,087
LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,340	$6,038
Accrued expenses and other liabilities	5,814	7,389
Deferred revenue	1,250	1,218
Current portion of related party payables	73	486
Current portion of lease liabilities	1,684	1,559
Current portion of related party notes payable	5,661	-
Current portion of equipment financing debt	3,909	2,993
Liabilities of Consolidated Fund - accrued expenses and other	-	11
Total current liabilities	24,731	19,694
Lease liabilities, net of current portion	2,342	2,375
Long term debt (face value $26,945)	25,597	25,532
Related party payables	1,050	1,120
Related party notes payable, net of current portion	-	6,270
Convertible notes (face value $36,085, including $14,653 and $15,133 held by related parties, respectively)	35,216	35,187
Redeemable preferred stock of subsidiaries (held by related parties, face value $35,417 and $35,824, respectively)	34,450	34,747
Other liabilities	977	908
Total liabilities	124,363	125,833
Commitments and contingencies (Note 15)
Contingently redeemable non-controlling interest	2,887	2,225
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 authorized and zero outstanding	-	-
Common stock, $0.001 par value; 350,000,000 shares authorized and 30,046,829 shares issued and 28,774,320 outstanding at September 30, 2022; and 28,932,444 shares issued and 28,507,490 outstanding at June 30, 2022	29	29
Additional paid-in-capital	3,313,597	3,312,763
Accumulated deficit	(3,287,587)	(3,279,296)
Total Great Elm Group, Inc. stockholders' equity	26,039	33,496
Non-controlling interests	4,989	6,533
Total stockholders' equity	31,028	40,029
Total liabilities, non-controlling interest and stockholders' equity	$158,278	$168,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

Amounts in thousands (except per share data)

	For the three months ended September 30,
	2022	2021
Revenues:
Durable medical equipment sales and services revenue	$11,028	$10,076
Durable medical equipment rental income	5,691	5,479
Investment management revenue	1,860	983
Total revenues	18,579	16,538

Operating costs and expenses:
Cost of durable medical equipment sold and services	4,340	4,060
Cost of durable medical equipment rentals(1)	2,050	1,850
Durable medical equipment other operating expenses(2)	8,971	6,253
Investment management expenses	1,989	1,187
Depreciation and amortization	681	562
Selling, general and administrative(3)	1,487	1,573
Expenses of Consolidated Fund	46	52
Total operating costs and expenses	19,564	15,537
Operating (loss) income	(985)	1,001
Dividends and interest income	1,473	653
Net realized and unrealized loss on investments	(6,797)	(14)
Net realized and unrealized loss on investments of Consolidated Fund	(16)	(189)
Interest expense	(1,996)	(1,362)
Extinguishment of debt	(23)	-
Other income, net	1	16
(Loss) income before income taxes	(8,343)	105
Income tax (expense) benefit	(196)	1
Net (loss) income	$(8,539)	$106
Less: net (loss) income attributable to non-controlling interest	(248)	306
Net loss attributable to Great Elm Group, Inc.	$(8,291)	$(200)
Basic and diluted loss per share	$(0.29)	$(0.01)
Weighted average shares outstanding
Basic	28,543	25,982
Diluted	28,543	25,982

(1) Includes depreciation expense of:	1,889	1,688
(2) Net of CARES Act Stimulus of:	-	2,321
(3) Net of CARES Act Stimulus of:	-	84

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-controlling Interest (Unaudited)

Amounts in thousands

	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Group, Inc. Stockholders'	Non- controlling	Total Stockholders'	Contingently Redeemable Non-controlling
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
BALANCE, June 30, 2022	28,507	$29	$3,312,763	$(3,279,296)	$33,496	$6,533	$40,029	$2,225
Net (loss) income	-	-	-	(8,291)	(8,291)	(910)	(9,201)	662
Distributions to non-controlling interests in Consolidated Fund	-	-	-	-	-	(634)	(634)	-
Issuance of common stock related to vesting of restricted stock	267	-	-	-	-	-	-	-
Stock-based compensation	-	-	834	-	834	-	834	-
BALANCE, September 30, 2022	28,774	$29	$3,313,597	$(3,287,587)	$26,039	$4,989	$31,028	$2,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-controlling Interest (Unaudited)

Amounts in thousands

	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Group, Inc. Stockholders'	Non- controlling	Total Stockholders'	Contingently Redeemable Non-controlling
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
BALANCE, June 30, 2021	25,948	$26	$3,307,613	$(3,264,403)	$43,236	$9,549	$52,785	$2,639
Net loss	-	-	-	(200)	(200)	101	(99)	205
Issuance of interests in Consolidated Fund, net	-	-	-	-	-	527	527	-
Issuance of common stock related to vesting of restricted stock	145	-	-	-	-	-	-	-
Stock-based compensation	-	-	581	-	581	-	581	-
BALANCE, September 30, 2021	26,093	$26	$3,308,194	$(3,264,603)	$43,617	$10,177	$53,794	$2,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Dollar amounts in thousands

	For the three months ended September 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(8,539)	$106
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	2,569	2,250
Stock-based compensation	834	581
Sales of investments by Consolidated Fund	1,558	2,620
Purchases of investments by Consolidated Fund	-	(3,276)
Unrealized loss on investments from Consolidated Fund	-	90
Realized loss on investments from Consolidated Fund	16	99
Unrealized loss (gain) on investments	1,182	(639)
Realized loss on investments	5,615	653
Non-cash interest and amortization of capitalized issuance costs	146	90
Loss on extinguishment of debt	23	-
Deferred tax expense (benefit)	172	(1)
Other non-cash expense, net	158	561
Gain on sale of equipment held for rental	(106)	(43)
Change in fair value of contingent consideration	(58)	(163)
Changes in operating assets and liabilities:
Related party receivables	(133)	(326)
Accounts receivable	13	974
Inventories	(119)	(5)
Prepaid assets, deposits, and other assets	401	(1,372)
Operating leases	(1)	(568)
Deferred revenue	32	(1,159)
Accounts payable, accrued expenses and other liabilities	(1,739)	(1,506)
Net cash provided by (used in) operating activities	2,024	(1,034)
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	-	(1,250)
Purchases of investments	-	(165)
Sales of investments	-	187
Purchases of equipment held for rental	(2,535)	(2,501)
Proceeds from sale of equipment held for rental	339	606
Purchases of property and equipment	(74)	(48)
Net cash used in investing activities	(2,270)	(3,171)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

Dollar amounts in thousands

	For the three months ended September 30,
	2022	2021
Cash flows from financing activities:
Principal payments on equipment financing	(1,746)	(1,155)
Proceeds from equipment financing	2,662	2,083
Due to broker of Consolidated Fund	-	186
Redemption of redeemable preferred stock of subsidiary	(366)	-
Distributions to non-controlling interests in Consolidated Fund	(634)	-
Capital contributions from non-controlling interests in Consolidated Fund	-	500
Net cash (used in) provided by financing activities	(84)	1,614
Net decrease in cash and cash equivalents	(330)	(2,591)
Cash and cash equivalents at beginning of period	23,595	24,382
Cash and cash equivalents at end of period	$23,265	$21,791

Cash paid for interest	$1,353	$831

Non-cash investing and financing activities
Lease liabilities and right of use assets arising from operating leases	$552	$504
Partial settlement of Seller Note in exchange for GECC stock	$609	$-
Non-cash distributions received from Consolidated Fund	$177
Contingent consideration	-	497

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2022

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

Investment Management

On September 27, 2016, the Company’s wholly-owned SEC-registered investment advisor subsidiary Great Elm Capital Management, Inc. (GECM), a Delaware corporation, entered into an investment management agreement with Great Elm Capital Corp. (GECC), a publicly-traded business development company incorporated in Maryland.

On May 4, 2022, GECM acquired the investment management agreement of Monomoy Properties UpREIT, LLC (Monomoy UpREIT), the operating subsidiary of Monomoy Properties REIT, LLC, from Imperial Capital Asset Management, LLC (ICAM). Formed in 2014, Monomoy Properties REIT, LLC is a private real estate investment trust founded by ICAM, with a 123-property portfolio of diversified net leased industrial assets.

The Company earns revenue through the investment management agreements of these and other private investment vehicles which provide for management fees, property management fees, incentive fees, and administration and service fees.

Durable Medical Equipment

On September 7, 2018, the Company, through its wholly-owned subsidiary, Great Elm DME Holdings, Inc. (DME Holdings), acquired an 80.1% equity interest in Great Elm DME, Inc. (DME Inc.) an entity formed to acquire and combine two companies, Valley Healthcare Holding, LLC and Northwest Medical, LLC., which both specialize in the distribution of respiratory care equipment, including primarily positive air pressure equipment and supplies, ventilators and oxygen equipment and operate in Arizona, Nebraska, Oregon, Washington and Alaska. The Company has subsequently expanded its durable medical equipment business to Kansas, Iowa, and Missouri through acquisitions in 2019 and 2021.

On May 31, 2021, DME Holdings exchanged their 80.1% interests in DME Inc. for an identical 80.1% direct interest in DME Inc.’s subsidiary Great Elm Healthcare, LLC (HC LLC), which is the sole owner of the durable medical equipment operating subsidiaries. Following the consummation of the taxable reorganization, the Company no longer has an interest in DME Inc.

General Corporate

On December 29, 2020, the Company completed a reorganization of the Company's corporate structure, where Great Elm Capital Group, Inc. changed its name to Forest Investments, Inc. (Forest) and became a wholly owned subsidiary of a new holding company, Great Elm Group, Inc. Outstanding shares of Forest under the ticker symbol “GEC” were automatically converted into shares of common stock of Great Elm Group, Inc., ticker symbol “GEG”. Forest common stock was then delisted from the NASDAQ Global Select Market and subsequently deregistered under Section 12(b) of the Securities Exchange Act of 1934, as amended. The reorganization was a tax-free transaction for U.S. federal income tax purposes for the Company’s shareholders.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Wholly-owned subsidiaries include GECM, Great Elm Opportunities GP, Inc. (GEO GP), Great Elm Capital GP, LLC (GEC GP), Great Elm FM Acquisition, Inc., DME Holdings, and Great Elm DME Manager, LLC (DME Manager). Majority-owned subsidiaries include Forest, HC LLC and its wholly-owned subsidiaries. In addition, we have determined that the Company is the primary beneficiary of certain variable interest entities, and therefore the operations of those entities have been included in our consolidated results for the relevant periods.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in the Company’s Form 10-K. These financial statements reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes are necessary to fairly state results for the interim periods presented. Results of operations for interim periods are not necessarily indicative of annual results of operations. The condensed consolidated balance sheet as of June 30, 2022, presented herein, has been derived from the Company’s audited consolidated financial statements as of and for the year ended June 30, 2022.

Use of Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America (US GAAP) requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates all of these estimates and assumptions. Included in these estimates and assumptions are items that relate to revenue recognition, recognition of rental income, the valuation of excess and obsolete inventories, depreciable lives of equipment, impairment of long lived tangible and intangible assets, valuation allowance for deferred tax assets, fair value measurements including stock-based compensation and contingent consideration, estimates associated with the application of acquisition accounting, and the value of lease liabilities and corresponding right of use assets. Although these and other estimates and assumptions are based on the best available information, actual results could be different from these estimates.

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

Non-controlling interests in the Company’s subsidiaries are reported as a component of liabilities for mandatorily redeemable interests, temporary equity for contingently redeemable interests or permanent equity, separate from the Company’s equity. See Note 12 – Non-Controlling Interests and Preferred Stock of Subsidiaries. Results of operations attributable to the non-controlling interests are included in the Company’s condensed consolidated statements of operations.

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

Accounts Receivable

Substantially all of the accounts receivable balance relates to the durable medical equipment business. Accounts receivable are customer obligations due under normal sales and rental terms and represent the amount estimated to be collected from the customers and, if applicable, the third-party private insurance provider or government program (collectively, Payors), based on the contractual agreements. The Company does not require collateral in connection with its customer transactions and aside from verifying insurance coverage, does not perform credit checks on patient customers. Revenue and accounts receivable have been constrained to the extent that billed amounts exceed the amounts estimated to be collected. The constrained transaction price relates primarily to expected billing adjustments with the Payors and patient customers. Management’s evaluation of variable consideration takes into account such factors as past experience, information about specific receivables, Payors and patient customers. The revenue reserves related to constraints on variable consideration were $1.5 million and $1.9 million as of September 30, 2022 and June 30, 2022, respectively. During the three months ended September 30, 2022 and 2021, the Company recognized reductions to revenue of $0.5 million and $1.0 million, respectively, related to such constraints. See Note 3 – Revenue.

The assessment of variable consideration to be constrained is based on estimates, and ultimate losses may vary from current estimates. As adjustments to these estimates become necessary, they are reported in earnings in the periods in which they become known. There were no material adjustments to revenues made in the three months ended September 30, 2022 relating to prior periods. Changes in constraints on variable consideration are recorded as a component of net revenues.

The Company generally does not allow returns from customers for reasons not covered under the manufacturer’s standard warranty. Therefore, there is no provision for sales return reserves. The Company does not have significant bad debt experience with Payors, and therefore the allowance for doubtful accounts is immaterial.

As of September 30, 2022 and June 30, 2022, the Company had unbilled receivables of approximately $0.3 million and $0.4 million, respectively, that relate to transactions where the Company has the ultimate right to invoice a Payor under the terms of the arrangement but are not currently billed. These unbilled amounts are included in accounts receivable in the condensed consolidated balance sheets.

Loss per Share

The following table presents the calculation of basic and diluted loss per share:

	For the three months ended September 30,
(in thousands except per share amounts)	2022	2021
Net (loss) income	$(8,539)	$106
Less: net (loss) income attributable to non-controlling interest	(248)	306
Net loss attributable to Great Elm Group, Inc.	$(8,291)	$(200)
Weighted average shares basic and diluted:
Weighted average shares of common stock outstanding	28,543	25,982
Weighted average shares used in computing loss per share	28,543	25,982
Basic and diluted loss per share	$(0.29)	$(0.01)

When calculating earnings (loss) per share, we are required to adjust for the dilutive effect of common stock equivalents. As of September 30, 2022, the Company had 13,249,948 potential shares of common stock, including 10,392,545 potential shares of Company common stock issuable upon conversion of Convertible Notes (as defined below) and 2,857,403 potential shares issuable upon the exercise of stock options and vesting of restricted stock units and restricted stock awards, that are not included in the diluted loss per share calculation because to do so would be anti-dilutive. As of September 30, 2021, the Company had 13,429,986 potential shares of common stock, including 9,891,734 shares of common stock issuable upon the conversion of Convertible Notes and 3,538,252 potential shares issuable upon the exercise of stock options and vesting of restricted stock units and restricted stock awards, that are not included in the diluted loss per share calculation because to do so would be anti-dilutive.

As of September 30, 2022 and 2021, the Company had an aggregate of 1,303,386 and 811,360 issued shares, respectively, that are subject to forfeiture by the employee at a nominal price if service and/or performance milestones are not met. The Company does not account for such shares as being outstanding for accounting purposes since they are unvested and subject to forfeiture.

Restrictions on Subsidiary Dividends

The ability of HC LLC to pay dividends is subject to compliance with the restricted payment covenants under the DME Revolver (as defined below).

Concentration of Risk

The Company’s net investment revenue and receivables for the periods presented were primarily attributable to the management of two investment vehicles, GECC and Monomoy UpREIT. See Note 4 – Related Party Transactions.

The Company’s durable medical equipment revenue and related accounts receivable are concentrated with third-party Payors. The following table summarizes customer concentrations as a percentage of revenues:

	For the three months ended September 30,
	2022	2021
Government Payor	39%	37%
Third-party Payor	13%	13%

The following table summarizes customer concentrations as a percentage of accounts receivable:

	As of
	September 30, 2022	June 30, 2022
Government Payor	29%	29%
Third-party Payor	13%	14%

Recently Issued Accounting Standards

Supplier Finance Programs. In September 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-04, Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires disclosures intended to enhance the transparency of supplier finance programs. The amendments in this ASU require the buyer in a supplier finance program to disclose information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the disclosure of rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. As of September 30, 2022, the Company had $3.9 million in equipment financing debt through supplier finance programs at our durable medical equipment business. The Company is evaluating the potential impact that the adoption of this ASU will have on its consolidated financial statements.

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

3. Revenue

The revenues from each major source are summarized in the following table:

	For the three months ended September 30,
(in thousands)	2022	2021
Product and services revenue
Investment Management
Management fees	$1,302	$876
Property management fees	274	-
Administration and service fees	284	107
	1,860	983
Durable Medical Equipment
Equipment sales	9,634	8,730
Service revenue	1,394	1,346
	11,028	10,076

Total product and services revenue	$12,888	$11,059

Rental revenue
Durable Medical Equipment
Medical equipment rental income	5,691	5,479
Total rental revenue	5,691	5,479

Total	$18,579	$16,538

Revenue Accounting Under Topic 606

In determining the appropriate amount of revenue to be recognized under FASB Accounting Standards Codification Topic 606, Revenues, the Company performed the following steps: (i) identified the promised goods or services in the contract; (ii) determined whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measured the transaction price, including the constraint on variable consideration; (iv) allocated the transaction price to the performance obligations; and (v) recognized revenue when (or as) the Company satisfied each performance obligation.

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

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain Payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application or claim denial. The Company constrains revenue for these estimated adjustments. There were no material changes in estimates during the three months ended September 30, 2022, relating to prior periods.

The payment terms and conditions of customer contracts vary by customer type and the products and services offered.

The Company may provide shipping services prior to the point of delivery and has concluded that the services represent a fulfilment activity and not a performance obligation. Returns and refunds are not accepted on either equipment sales or sleep study services. The Company does not offer warranties to customers in excess of the manufacturer’s warranty. Any taxes due upon sale of the products or services are not recognized as revenue. The Company does not incur contract acquisition costs. The Company generally does not have any partially or unfilled performance obligations related to contracts with customers. However, during the quarter ended June 30, 2020, the Company applied for and received $4.4 million in advanced payments from the Centers for Medicare and Medicaid Services (CMS) under their Accelerated and Advance Payment Program, which was expanded to increase cash flow to providers of services and suppliers impacted by the COVID-19 pandemic. CMS began recoupments during our fiscal year 2021, leaving a remaining balance of $0.3 million as of June 30, 2022. During the three months ended September 30, 2022, we issued nominal recoupments leaving a remaining balance of $0.3 million as of September 30, 2022. These remaining balances were subsequently repaid to CMS. These amounts are included within deferred revenue on the condensed consolidated balance sheets. The Company has no other contract liabilities as of September 30, 2022 or June 30, 2022.

Included in equipment sales and services revenue are unbilled amounts for which the revenue recognition criteria had been met as of period end but were not yet billed to the Payor. The estimate of net unbilled equipment sales and services revenue recognized is based on historical trends and estimates of future collectability. As of September 30, 2022 and June 30, 2022, net unbilled equipment sales and services revenue is approximately $0.2 million and $0.3 million, respectively, and is included in accounts receivable.

Investment Management Revenue

The Company recognizes revenue from its investment management business at amounts that reflect the consideration to which it expects to be entitled in exchange for providing services to its customer. Investment management revenue primarily consists of fees based on a percentage of assets under management, fees based on the performance of managed assets, and administration and service fees. Fees are based on agreements with each investment product and may be terminated at any time by either party subject to the specific terms of each respective agreement.

Management Fees

The Company earns management fees based on the investment management agreements GECM has with GECC, Monomoy UpREIT and other private funds managed by GECM (collectively, the Funds). The performance obligation is satisfied over time as the services are rendered, since the Funds simultaneously receive and consume the benefits provided as GECM performs services. Management fee rates range from 1.0% to 1.5% of the management fee assets specified within each agreement and are calculated and billed in arrears of the period, either monthly or quarterly. Management fee revenue is recognized over time as the services are provided.

Property Management Fees

Under the Monomoy UpREIT agreement, GECM is also entitled to 4.0% of rent collected. These fees are collected monthly in arrears. Property management fee revenue is recognized over time as the services are provided.

Incentive Fees

The Company earns incentive fees based on the investment management agreements GECM has with GECC and Monomoy Properties II, LLC (a feeder fund of Monomoy UpREIT). Where an investment management agreement includes both management fees and incentive fees, the performance obligation is considered to be a single obligation for both fees. Incentive fees are variable consideration associated with the investment management agreements. Incentive fees are earned based on investment performance during the period, subject to the achievement of minimum return levels or high-water marks, in accordance with the terms of the respective investment management agreements. Incentive fees are typically 20% of the performance-based metric specified within each agreement. As of September 30, 2022, there are no incentive fees which have been earned per the terms of the investment management agreements.

Administration and Service Fees

The Company earns administration fees based on the administration agreement GECM has with GECC whereby the investment vehicles reimburse GECM for costs incurred in performing certain administrative functions. This revenue is recognized over time as the services are performed. Administration fees are billed quarterly in arrears, which is consistent with the timing of the delivery of services and reflect agreed upon rates for the services provided. The services are accounted for as a single performance obligation for each investment vehicle that is a series of distinct services with substantially the same pattern of transfer as the services are provided on a daily basis.

The Company also earns service fees based on a shared services agreement with certain portfolio companies of GECC. This revenue is recognized over time as the services are performed. Service fees are billed quarterly in arrears, which is consistent with the timing of the delivery of services and reflect agreed-upon rates for the services provided. The services are accounted for as a single performance obligation that is a series of distinct services with substantially the same pattern of transfer as the services are provided on a daily basis.

Revenue Accounting Under Topic 842

Durable Medical Equipment Revenue

Equipment Rental Income

Under FASB Accounting Standards Codification Topic 842, Leases (Topic 842), rental income from operating leases is recognized on a straight-line basis, based on contractual lease terms with fixed and determinable increases over the non-cancellable term of the related lease when collectability is reasonably assured. The Company leases durable medical equipment to customers for a fixed monthly amount on a month-to-month basis. The contractual length of the lease term varies based on the type of equipment that is rented to the customer, but generally is from 10 to 36 months. In the case of capped rental agreements, title to the equipment transfers to the customer at the end of the contractual rental period. The customer has the right to cancel the lease at any time during the rental period for a subsequent month’s rental and payments are generally billed in advance on a month-to-month basis. Under Topic 842, rental income from operating leases is recognized on a month-to-month basis, based on contractual lease terms when collectability is reasonably assured. Certain customer co-payments are included in revenue to the extent they are considered probable of payment.

The lease term begins on the date products are delivered to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including Medicare, private payors, and Medicaid. Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain Payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application or claim denial. There were no material changes in estimates recorded in the three months ended September 30, 2022, relating to prior periods.

Although invoicing typically occurs at the beginning of the monthly rental period, we recognize revenue from rentals on a daily basis. Since rental agreements can commence at any time during a given month, we defer revenue related to the remaining monthly rental period as of period end. Deferred revenue related to rentals was $1.0 million and $0.9 million as of September 30, 2022 and June 30, 2022, respectively.

Included in rental revenue are unbilled amounts for which the revenue recognition criteria had been met as of period end but were not yet billed to the Payor. Net unbilled rental revenue is recognized to the extent payment is probable. As of September 30, 2022 and June 30, 2022, net unbilled rental revenue is approximately $0.1 million and $0.1 million, respectively, and is included in accounts receivable.

4. Related Party Transactions

Related party transactions are measured in part by the amount of consideration paid or received as established and agreed by the parties. Consideration paid for such services in each case is the negotiated value.

Durable Medical Equipment

In connection with the acquisition of the durable medical equipment businesses, the Company issued non-controlling interests in DME Inc. to the former owners, including Corbel Capital Partners SBIC, L.P. (Corbel). Jeffrey S. Serota, a member of the Company’s Board of Directors, serves as Chief Investment Officer at Corbel. These non-controlling interests in DME Inc. became non-controlling interests in HC LLC in May 2021. See Note 12 – Non-Controlling Interests and Preferred Stock of Subsidiaries.

Investment Management

The Company’s wholly-owned subsidiary, GECM, has agreements to provide administrative services and manage the investment portfolio for GECC, Monomoy UpREIT and other investment products. Under these agreements, GECM receives administration fees, management fees based on the managed assets (other than cash and cash equivalents) and rent collected, and incentive fees based on the performance of those assets. Additionally, GECM has agreements with portfolio companies of GECC in which it receives service fees for such services. See Note 3 – Revenue for additional discussions of the fee arrangements.

The Company’s wholly-owned subsidiary, GEO GP, serves as the general partner of Great Elm Opportunities Fund I, LP (GEOF), a Delaware multi-series limited partnership. GECM serves as the investment manager of GEOF. As the general partner, GEO GP provides administrative services and oversees GECM’s management of the investment portfolio of GEOF. GECM also served as the managing member of Great Elm SPAC Opportunity Fund, LLC (GESOF or the Consolidated Fund), a Delaware limited liability company, and provided administrative services and managed the investment portfolio of GESOF.

The Company has determined that GEOF, each series of GEOF and GESOF are VIEs and that the criteria for consolidation were met for GESOF during the three months ended September 30, 2022 and 2021. The operations of the Consolidated Fund are included in our consolidated financial statements. In July 2022, GESOF liquidated and the Company received a distribution of cash and equity investments, pending final dissolution of the Consolidated Fund. There are no consolidated funds as of September 30, 2022. See Note 2 – Summary of Significant Accounting Policies for additional details.

The Company retained the specialized investment company accounting guidance under US GAAP with respect to the Consolidated Fund during the periods it was consolidated. As such, investments of the Consolidated Fund were included in the condensed consolidated balance sheets at fair value and the net unrealized gain (loss) on those investments was included as a component of other income on the condensed consolidated statements of operations. Non-controlling interests in the Consolidated Fund were included in net (loss) income attributable to non-controlling interest.

Additionally, the Company receives dividends from its investment in GECC and Monomoy UpREIT (as defined below) and earns unrealized profits and losses based on the mark-to-market performance of those investments. See Note 5 – Fair Value Measurements.

The following tables summarize activity and outstanding balances between the managed investment products and the Company:

	For the three months ended September 30,
(in thousands)	2022	2021
Net realized and unrealized loss on investments	$(6,797)	$(116)
Net realized and unrealized loss on investments of Consolidated Fund	(16)	(189)
Dividend income	1,380	554

	As of
(in thousands)	September 30, 2022	June 30, 2022
Dividends receivable	$586	$612
Investment management revenues receivable	1,173	1,241
Receivable for reimbursable expenses paid	819	592

Outstanding receivables are included in related party receivables in the condensed consolidated balance sheets.

The Company owns 1,744,048 shares of GECC (approximately 22.9% of the outstanding shares). Certain officers and directors of GECC are also officers and directors of GEG. Matthew A. Drapkin is a director of our Board and also the Chairman of GECC's Board of Directors, and Adam M. Kleinman is our President, as well as the Chief Compliance Officer of GECC.

In October 2020, GECM entered into a shared personnel and reimbursement agreement with ICAM. Jason W. Reese, the Executive Chairman of the Company’s Board of Directors, is the Chief Executive Officer of ICAM. Costs incurred under this agreement relate to human resources, investment management, and other administrative services provided by ICAM employees, for the benefit of the Company, and are included in investment management expenses in the condensed consolidated statements of operations. For the three months ended September 30, 2022 and 2021, such costs were $0.4 million and $0.1 million, respectively.

5. Fair Value Measurements

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

All financial assets or liabilities that are measured at fair value on a recurring and non-recurring basis have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. The assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized in the tables below:

	Fair Value as of September 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investments	$20,075	$-	$-	$20,075
Total assets within the fair value hierarchy	$20,075	$-	$-	$20,075
Investments valued at net asset value				$20,549
Total assets				$40,624
Liabilities:
Participation feature of Series A-2 Preferred Stock	$-	$-	*	*
Contingent consideration liability	-	-	1,709	1,709
Total liabilities	$-	$-	$1,709	$1,709

	Fair Value as of June 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investments	$27,678	$-	$-	$27,678
Equity investments of Consolidated Fund	1,797	-	-	1,797
Total assets within the fair value hierarchy	$29,475	$-	$-	$29,475
Investments valued at net asset value				$20,363
Total assets				$49,838
Liabilities:
Participation feature of Series A-2 Preferred Stock	$-	$-	*	*
Contingent consideration liability	-	-	1,767	1,767
Total liabilities	$-	$-	$1,767	$1,767

*Balance eliminates in consolidation.

There were no transfers between levels of the fair value hierarchy during the three months ended September 30, 2022 and 2021.

The following is a reconciliation of changes in contingent consideration, a Level 3 liability:

	For the three months ended September 30,
(in thousands)	2022	2021
Beginning balance	$1,767	$271
Additions	-	497
Change in fair value	(58)	(163)
Ending balance	$1,709	$605

The valuation techniques applied to investments held by the Company and by the Consolidated Fund varied depending on the nature of the investment.

Equity and equity-related securities

Securities traded on a national securities exchange are stated at the close price on the valuation date. To the extent these securities are actively traded and valuation adjustments are not applied, they are classified as Level 1.

Investments in private funds

The Company values investments in private funds using net asset value (NAV) as reported by each fund’s investment manager. The private funds calculate NAV in a manner consistent with the measurement principles of FASB Accounting Standards Codification Topic 946, Financial Services – Investment Companies, as of the valuation date. Investments valued using NAV as a practical expedient are not categorized within the fair value hierarchy.

As of September 30, 2022 and June 30, 2022, investments in private funds primarily consisted of our investment in Monomoy Properties UpREIT, LLC, the operating partnership of Monomoy Properties REIT, LLC (Monomoy UpREIT). Monomoy UpREIT allows redemptions annually with 90 days’ notice subject to a one-year lockup from the date of initial investment. As of September 30, 2022, there were no unfunded commitments.

Contingent consideration

In conjunction with the acquisition of Advanced Medical DME, LLC and PM Sleep Lab, LLC on March 1, 2021, the Company entered into a contingent consideration agreement that requires the Company to pay up to $2.1 million if certain revenue thresholds of the acquired business are achieved for the 12 months ending September 1, 2022. As these revenue thresholds were not expected to be achieved, the fair value of the contingent consideration was zero as of June 30, 2022. As of September 30, 2022, the Company made a preliminary determination that the target was not met, subject to agreement with the seller.

In conjunction with the acquisition of MedOne Healthcare, LLC on August 31, 2021, the Company entered into a separate contingent consideration agreement that requires the Company to pay up to $1.0 million if certain revenue thresholds of the acquired business are achieved for the 12 months ending September 1, 2022 and September 1, 2023. As of September 30, 2022, the Company made a preliminary determination that, based on the performance to date, the amount of contingent consideration earned under the agreement was $0.7 million (included within the accrued expenses and other liabilities), subject to agreement with the seller.

In conjunction with the acquisition of the Monomoy UpREIT investment management agreement, the Company entered into a contingent consideration agreement that requires the Company to pay up to $2.0 million if certain fee revenue thresholds are achieved during fiscal years ending June 30, 2023 and 2024. The Company estimated the fair value of the contingent consideration using a Monte Carlo simulation model. The key assumptions in applying the Monte Carlo simulation model as of September 30, 2022 include revenue forecasts, volatility of 19.2% and a discount rate of 8.75%. The contingent consideration of $1.1 million is included within the related party payables in the condensed consolidated balance sheets as of September 30, 2022 and June 30, 2022.

Participation feature of Series A-2 Preferred Stock

On December 29, 2020, HC LLC issued Series A-2 Preferred Stock to our consolidated subsidiary, Forest. See Note 12 – Non-Controlling Interests and Preferred Stock of Subsidiaries. An embedded derivative was identified in the instrument requiring bifurcation from the host instrument as a derivative to be carried at fair value. The value of the derivative related to a participation feature upon the sale of the durable medical equipment business. As of period end, the fair value of this derivative is determined using an option pricing model based on the estimated value of HC LLC derived from a discounted cash flow income approach and a guideline public company market approach. The key assumptions in applying the valuation approach as of September 30, 2022 include financial forecasts of the durable medical equipment business and a volatility rate of 63.5% (level 3 inputs in accordance with the US GAAP fair value hierarchy). The key assumptions in applying the valuation approach as of June 30, 2022 include financial forecasts of the durable medical equipment business and a volatility rate of 59.1%. The fair value of the embedded derivative as of September 30, 2022 and June 30, 2022, was $0.9 million and $7.9 million, respectively. Since Series A-2 Preferred Stock was issued to Forest, a consolidated subsidiary, the instruments and their effects on our operations have been eliminated in consolidation and therefore the valuation of the participation feature is reflected as zero within the table above. However, this valuation does impact our segment results and non-controlling interest accounts.

See Note 10 - Borrowings for additional discussion related to the fair value of our notes payable and other long-term debt. The carrying value of all other financial assets and liabilities approximate their fair values.

6. Fixed Assets

Property and equipment and equipment held for rental consist of the following as of September 30, 2022 and June 30, 2022:

(in thousands)	September 30, 2022	June 30, 2022
Property and Equipment
Leasehold improvements	$981	$970
Vehicles	162	162
Computer equipment and software	716	642
Furniture and fixtures	570	590
Sleep study equipment	594	594
	3,023	2,958
Accumulated depreciation	(2,520)	(2,420)
Net carrying amount	$503	$538

Equipment Held for Rental
Medical equipment held for rental	$17,544	$16,593
Accumulated depreciation	(9,621)	(9,089)
Net carrying amount	$7,923	$7,504

The following table reconciles total depreciation expense for each period presented:

	For the three months ended September 30,
(in thousands)	2022	2021
Depreciation and amortization	$101	$143
Cost of durable medical equipment rentals	1,889	1,688
Total depreciation expense	$1,990	$1,831

7. Goodwill and Other Intangible Assets

The Company’s durable medical equipment and investment management segments include identifiable intangible assets obtained through acquisitions in prior years. Goodwill presented on the condensed consolidated balance sheets is attributed to the acquisitions of the durable medical equipment businesses. The Company’s annual impairment assessment date for goodwill is April 1.

The changes in the carrying value of goodwill are as follows:

	For the three months ended September 30,
(in thousands)	2022	2021
Beginning balance	$52,463	$50,536
Acquisition of businesses	-	1,927
Ending balance	$52,463	$52,463

The following tables provide additional details related to the Company’s acquired identifiable intangible assets:

	As of September 30, 2022			As of June 30, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Durable Medical Equipment
Tradename	$9,060	$(3,676)	$5,384	$9,060	$(3,443)	$5,617
Hospital contracts	90	(55)	35	90	(49)	41
Non-compete agreements	1,370	(1,156)	214	1,370	(1,107)	263
	10,520	(4,887)	5,633	10,520	(4,599)	5,921

Investment Management
Investment management agreements	15,264	(3,019)	12,245	15,264	(2,753)	12,511
Assembled workforce	1,103	(389)	714	1,103	(364)	739
	16,367	(3,408)	12,959	16,367	(3,117)	13,250

Total	$26,887	$(8,295)	$18,592	$26,887	$(7,716)	$19,171

Aggregate Amortization Expense (in thousands)	2022	2021
For the three months ended September 30,	579	419

Estimated Future Amortization Expense (in thousands):
For the nine months ending June 30, 2023	$1,703
For the year ending June 30, 2024	$2,084
For the year ending June 30, 2025	$1,974
For the year ending June 30, 2026	$1,912
For the year ending June 30, 2027	$1,838
Thereafter	$9,081
Total	$18,592

8. Lessor Operating Leases

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

9. Lessee Operating Leases

All of the Company’s leases are classified as operating leases. Certain of the leases have both lease and non-lease components. The Company has elected to account for the lease component and the non-lease components as a single combined lease component for all classes of underlying assets. Supplemental balance sheet information related to leases as of September 30, 2022 and June 30, 2022 is as follows:

(in thousands, except remaining life and discount rate)	September 30, 2022	June 30, 2022
Facilities
Right of use assets	$3,382	$3,400

Current portion of lease liabilities	1,561	1,475
Lease liabilities, net of current portion	2,032	2,137
Total liabilities	$3,593	$3,612

Weighted-average remaining life	2.9 years	3.1 years
Weighted-average discount rate	10.8%	10.8%

Vehicles
Right of use assets	$429	$315

Current portion of lease liabilities	119	77
Lease liabilities, net of current portion	310	238
Total liabilities	$429	$315

Weighted-average remaining life	4.1 years	4.2 years
Weighted-average discount rate	5.8%	6.3%

Equipment
Right of use assets	$4	$7

Current portion of lease liabilities	4	7
Total liabilities	$4	$7

Weighted-average remaining life	0.6 years	0.8 years
Weighted-average discount rate	12.5%	12.5%

Operating lease costs are included in the operating expense associated with the business segment leasing the asset on the condensed consolidated statements of operations and are included in cash flows from operating activities on the condensed consolidated statements of cash flows. Certain operating leases include variable lease costs which are not material and are included in operating lease costs. Additional details are presented in the following table:

	For the three months ended September 30,
(in thousands)	2022	2021
Facilities
Operating lease cost	$583	$554
Cash paid for operating leases	482	552

Vehicles
Operating lease cost	$26	$13
Cash paid for operating leases	24	13

Equipment
Operating lease cost	$23	$9
Cash paid for operating leases	23	9

The following table summarizes the maturity of operating lease liabilities as of September 30, 2022:

(in thousands)	September 30, 2022
For the nine months ending June 30, 2023	$1,410
For the year ending June 30, 2024	1,641
For the year ending June 30, 2025	786
For the year ending June 30, 2026	646
For the year ending June 30, 2027	152
Thereafter	21
Total lease payments	$4,656
Imputed interest	(630)
Total lease liabilities	$4,026

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

Investment Management

A lease for office space located in Charleston, South Carolina was assumed as part of the acquisition of the Monomoy UpREIT investment management agreement in May 2022. The non-cancellable lease term expires on October 1, 2024.

General Corporate

The Company has a lease for office space located in Waltham, Massachusetts. This office space is allocated between the investment management and general corporate segments. On the commencement date of the lease, the non-cancellable term was for eighty-eight months from the occupancy date of June 1, 2017 and contains an option to extend for an additional sixty-month period.

10. Borrowings

Related party borrowings of the Company's subsidiaries are summarized in the following table:

(in thousands)	Borrower	September 30, 2022	June 30, 2022
Seller Note	GECM	$5,661	$6,270
GP Corp. Note	GEC GP	*	*
Total principal		$5,661	$6,270
Unamortized debt issuance cost		-	-
Total long-term related party notes payable		5,661	6,270
Less current portion of related party notes payable		(5,661)	-
Related party notes payable, net of current portion		$-	$6,270

*Balance eliminates in consolidation.

The Company’s and subsidiaries’ other outstanding borrowings are summarized in the following table:

(in thousands)	Borrower	September 30, 2022	June 30, 2022
GEGGL Notes	GEG	$26,945	$26,945
DME Revolver	HC LLC and subsidiaries	-	-
Equipment Financing	HC LLC and subsidiaries	3,909	2,993
Total principal		$30,854	$29,938
Unamortized debt discounts and issuance costs		(1,348)	(1,413)
Total other outstanding borrowings		29,506	28,525
Less current portion of other outstanding borrowings		(3,909)	(2,993)
Other outstanding borrowings, net of current portion		$25,597	$25,532

The Company incurred interest expense of $0.7 million and $0.01 million for the three months ended September 30, 2022 and 2021, respectively, on related-party and other borrowings. See Note 11 – Convertible Notes for interest expense on Convertible Notes and Note 12 – Non-Controlling Interests and Preferred Stock of Subsidiaries for interest expense on the preferred stock of subsidiaries.

The Company’s aggregate future required principal debt repayments are summarized in the following table:

(in thousands)	Principal Due
For the nine months ending June 30, 2023	$3,909
For the year ending June 30, 2024	5,661
For the year ending June 30, 2025	-
For the year ending June 30, 2026	-
For the year ending June 30, 2027	26,945
Thereafter	-
Total	$36,515

Additional details of each borrowing by operating segment are discussed below.

Durable Medical Equipment

The Company has a revolving line of credit with Banc of California (formerly Pacific Mercantile Bank) (DME Revolver). The DME Revolver allows for borrowings up to $10 million, subject to a fixed percentage of qualifying accounts receivable and inventories related to the durable medical equipment business operations. Borrowings under the line of credit are due on November 29, 2022 and accrue interest at a variable rate of the prime rate plus 0.4% per annum. At September 30, 2022 the interest rate was 6.7%. Interest is payable monthly in arrears. The Company has the option to prepay the borrowings without any penalty. As of September 30, 2022, there were no borrowings outstanding under the DME Revolver.

The borrowings under the DME Revolver are collateralized by the assets of the durable medical equipment business and the Company is required to meet certain financial covenants.

The DME Revolver includes covenants that restrict HC LLC’s and its subsidiaries’ business operations to the current business, limit additional indebtedness, liens, asset dispositions and investments, require compliance and maintenance of licenses and government approvals and other customary conditions. Events of default include the failure to pay amounts when due, bankruptcy, or violation of covenants, including a change in control of HC LLC. HC LLC must also comply with a fixed-charge coverage and leverage ratio financial covenants, which are based in part on the levels of HC LLC's earnings before interest, taxes, depreciation and amortization. The Company was in compliance with all material covenants and restrictions at September 30, 2022.

HC LLC’s operating subsidiaries also utilize equipment financing debt to fund certain inventory and equipment purchases from suppliers. These equipment financing debt agreements are entered into with third party banks and are generally payable in equal installments over terms of one to three years, depending on the nature of the underlying purchases being financed. The debt is secured by the inventory and equipment, as applicable, of the operating subsidiaries entering into the agreements, and the long-term agreements have implicit interest rates between 7 – 8%. During the three months ended September 30, 2022 and 2021, the Company financed $2.7 million and $2.1 million, respectively, in inventory and equipment through such financing agreements.

Investment Management

On May 4, 2022 as part of the consideration paid to acquire the Monomoy UpREIT investment management agreement, GECM issued ICAM a $6.3 million promissory note (the Seller Note). The Seller Note is due on August 4, 2023 and is payable at GECM’s option with either cash or newly issued GEG shares (subject to shareholder approval). There are no prepayment penalties. The Seller Note bears interest at 6.5%, which is paid quarterly. The balance of the Seller Note as of September 30, 2022 was $5.7 million.

During the three months ended September 30, 2022, the Company settled the principal amount of $0.6 million by transferring 50,000 shares of GECC stock.

General Corporate

On June 9, 2022, we issued $26.9 million in aggregate principal amount of 7.25% Notes due 2027 (the GEGGL Notes), which included $1.9 million of GEGGL Notes issued in connection with the partial exercise of the underwriters’ over-allotment option. The aggregate principal balance of the GEGGL Notes outstanding as of September 30, 2022 is $26.9 million. The GEGGL Notes are unsecured obligations and rank equal with all of our outstanding and future unsecured unsubordinated indebtedness. The unsecured notes are effectively subordinated, or junior in right of payment, to indebtedness under our Convertible Notes and any other future secured indebtedness that we may incur and structurally subordinated to all future indebtedness and other obligations of our subsidiaries. We pay interest on the GEGGL Notes on March 31, June 30, September 30 and December 31 of each year. The GEGGL Notes will mature on June 30, 2027. The GEGGL Notes can be called on, or after, June 30, 2024. Holders of the Notes do not have the option to have the GEGGL Notes repaid prior to the stated maturity date. The GEGGL Notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof.

The GEGGL Notes include covenants that limit additional indebtedness or the payment of dividends subject to compliance with a net consolidated debt to equity ratio of 2:1. As of September 30, 2022 our consolidated debt to equity ratio is 1.59:1.00.

11. Convertible Notes

As of September 30, 2022 and June 30, 2022, the total outstanding principal balance of convertible notes due on February 26, 2030 (the Convertible Notes) was $36.1 million, including cumulative interest paid in-kind. The Convertible Notes are held by a consortium of investors, including $14.7 million issued to certain related parties. Such Convertible Notes issued to related parties include:

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

The embedded conversion feature in the Convertible Notes qualifies for the scope exception to derivative accounting in FASB Accounting Standards Codification Topic 815, Derivatives and Hedging, for certain contracts involving a reporting entity’s own equity. The Company incurred $1.2 million in issuance costs on the original issuance. The debt issuance costs are being amortized over the 10-year term and are netted with the principal balance on our condensed consolidated balance sheets. As of September 30, 2022 and June 30, 2022, the remaining balance of unamortized debt issuance costs was $0.9 million.

During the three months ended September 30, 2022 and 2021, the Company incurred interest expense of $0.5 million and $0.5 million, respectively, related to the Convertible Notes, inclusive of non-cash interest related to amortization of debt issuance costs.

12. Non-Controlling Interests and Preferred Stock of Subsidiaries

Non-Controlling Interests

Holders of non-controlling interests in a subsidiary of the Company hold certain rights, which result in the classification of the securities as either liability, temporary equity, or permanent equity. The following table summarizes the non-controlling interest balances on the condensed consolidated balance sheets:

(in thousands)	September 30, 2022	June 30, 2022
HC LLC
Temporary equity	$2,887	$2,225
Permanent equity	2,887	2,225
Total HC LLC	5,774	4,450
Consolidated Fund
Permanent equity	-	642
Forest
Permanent equity	2,102	3,666
Total non-controlling interests	$7,876	$8,758

The following table summarizes the net (loss) income attributable to the non-controlling interests on the condensed consolidated statements of operations:

	For the three months ended September 30,
(in thousands)	2022	2021
HC LLC
Temporary equity	662	205
Permanent equity	662	205
Total HC LLC	1,324	410
GEC GP
Permanent equity	-	(2)
Consolidated Fund
Permanent equity	(8)	(85)
Forest
Permanent equity	(1,564)	(17)
Total net (loss) income attributable to non-controlling interest	$(248)	$306

HC LLC – Non-controlling interest classified as temporary equity

Corbel holds a 9.95% indirect common stock equity interest in HC LLC. The interest includes board observer rights for the HC LLC board of directors, but no voting rights. HC LLC has the right of first offer if the holder desires to sell the security and in the event of a sale of HC LLC, the holder must sell their securities (drag along rights) and has the right to participate in sales of HC LLC securities (tag along rights). In addition, upon the seventh anniversary of issuance date, if (i) the holder owns at least 50% of the common shares issued to it at the closing of the transaction, (ii) an initial public offering of HC LLC has not commenced and (iii) the holder has not had an earlier opportunity to sell its shares at their fair market value, the holder has the right to request a marketing process for a sale of HC LLC and has the right to put its common shares to HC LLC at the price for such shares implied by such marketing process. The Company also has the right to call the holder’s common shares at such price. The holder of the non-controlling interest is entitled to participate in earnings of HC LLC and is not required to fund losses. As the redemption is contingent upon future events outside of the Company’s control which are not probable, the Company has classified the non-controlling interest as temporary equity and its fair value on the date of issuance, adjusted for any earnings in HC LLC.

HC LLC – Non-controlling interest classified as permanent equity

Valley Healthcare Group, LLC (VHG) holds a 9.95% indirect common stock equity interest in HC LLC. The rights are consistent with the non-controlling interest classified as temporary equity, other than the holder not having a contingent put right. Accordingly, the Company has classified the non-controlling interest as permanent equity at its fair value on the date of issuance, adjusted for any earnings in HC LLC.

GEC GP – Non-controlling interest classified as permanent equity

GEC GP owned the rights to the profit sharing agreement with GECM as well as an intercompany obligation under a senior secured note payable issued by Great Elm GECC GP Corp (the GP Corp. Note) in consideration for the assets acquired from MAST Capital Management, LLC. During the three months ended March 31, 2022, the Company purchased the remaining shares of GEC GP. As of September 30, 2022, no non-controlling interest was outstanding.

Forest – Non-controlling interest classified as permanent equity

The Company sold J.P. Morgan Broker-Dealer Holdings Inc. (JPM) a 20.0% common stock interest in Forest in exchange for $2.7 million. JPM has the right to designate a number of directors commensurate with their common stock ownership interest. Forest has the right of first offer if the holder desires to sell the security and in the event of a sale of Forest, the holder must sell their securities (drag along rights) and has the right to participate in sales of Forest securities (tag along rights). The holder of the non-controlling interest is entitled to participate in earnings of Forest and is not required to fund losses.

The holder of this non-controlling interest, JPM, is also the holder of Forest Preferred Stock discussed below.

Consolidated Fund – Non-controlling interest classified as permanent equity

As of June 30, 2022, the Company held 73.4% of the capital in the Consolidated Fund. The remaining capital in the Consolidated Fund was recorded as a non-controlling interest that included affiliated individuals and entities. In July 2022, the Consolidated Fund ceased operations and distributed its remaining assets to non-controlling interests in the total amount of $0.6 million.

Redeemable Preferred Stock of Subsidiaries

The following table summarizes the share activity for the preferred stock of subsidiaries:

	Balance, as of June 30, 2022	Redemption of Preferred Stock	Balance, as of September 30, 2022
HC LLC
Series A-1 Preferred Stock	4,090	(407)	3,683
Series A-2 Preferred Stock	34,010	-	34,010
Total HC LLC	38,100	(407)	37,693
Forest
Forest Preferred Stock	35,010	-	35,010
Total	73,110	(407)	72,703

HC LLC - Series A-1 Preferred Stock classified as a liability

On December 29, 2020, the Company issued 10,090 shares of Series A-1 Preferred Stock with a face value of $1,000 per share at issuance (Series A-1 Preferred Stock). The shares were issued pro-rata to the stockholders of DME Inc. in the form of a distribution and no consideration was provided in exchange for such instruments. The shares provide for a 9% annual dividend, which is payable quarterly. The shares are mandatorily redeemable by the Company at their face value of $1,000 per share on the earlier of certain redemption events or December 29, 2027. The redemption events include a bankruptcy, change in control or sale of the durable medical equipment business. The shares are redeemable at any time at the option of Company at a redemption price equal to face value. The shares rank senior and have preference to the common shares of HC LLC. The shares are non-voting, do not participate in the earnings of HC LLC and contain standard protective rights. During the three months ended September 30, 2022, the Company optionally redeemed 407 shares of Series A-1 Preferred Stock held by Corbel.

As the shares of Series A-1 Preferred Stock are mandatorily redeemable at a specified date, the security has been classified as a liability in the condensed consolidated balance sheets. The dividends on the shares are included in interest expense in the condensed consolidated statements of operations.

The fair value of each share of Series A-1 Preferred Stock on the issuance date was determined to be $801 per share. The difference between the fair value and the redemption value of $1,000 per share as well as debt issuance costs of $0.2 million was accounted for as a debt discount, and accretion of the discount is charged to interest expense over the 7-year period to redemption using the effective interest method.

The holders of Series A-1 Preferred Stock include our majority-owned consolidated subsidiary Forest (3,276 shares). Such shares of Series A-1 Preferred Stock issued to consolidated subsidiaries and their effects on our operations have been eliminated in consolidation. Additionally, 407 shares are held by VHG, who is also the holder of non-controlling interests in HC LLC discussed above.

HC LLC - Series A-2 Preferred Stock classified as a liability

On December 29, 2020, the Company issued 34,010 shares of Series A-2 Preferred Stock with a face value of $1,000 per share at issuance (Series A-2 Preferred Stock). The shares were issued to Forest in exchange for cash equal to the face value of such shares. The shares provide for a 9% annual dividend, which is payable quarterly. The shares are mandatorily redeemable by the Company at their face value of $1,000 per share on December 29, 2027, or at a 0-3% premium decreasing over time based upon the occurrence of certain redemption events prior to December 29, 2027. The redemption events include a bankruptcy, change in control or sale of the durable medical equipment business. The shares are redeemable at any time at the option of Company at a redemption price at face value plus the 0-3% premium then in place. The shares rank senior and have preference to the common shares of HC LCC. The shares are non-voting and contain standard protective rights. In addition, upon a sale of the durable medical equipment business, the holders of Series A-2 Preferred Stock are entitled to the greater of their liquidation preference or 33% of proceeds arising from such sale.

As the shares of Series A-2 Preferred Stock are mandatorily redeemable at a specified date, the security has been classified as a liability in the condensed consolidated balance sheets. The dividends on the shares are included in interest expense in the condensed consolidated statements of operations.

We have identified the feature allowing holders of Series A-2 Preferred Stock to participate in up to 33% of proceeds arising from a sale of the durable medical equipment business as an embedded derivative. We have bifurcated this embedded derivative from the mandatorily redeemable preferred stock host and have recorded the derivative liability at fair value. The fair value of the derivative liability on the issuance date was $6.5 million, and is marked to fair value at each reporting date. The fair value of each share of Series A-2 Preferred Stock on the issuance date was determined to be $810 per share. The difference between the fair value and the redemption value of $1,000 per share, as well as debt issuance costs of $1.1 million, was accounted for as a debt discount, and accretion of the discount is charged to interest expense over the 7-year period to redemption using the effective interest method.

The holder of the Series A-2 Preferred Stock is our majority-owned consolidated subsidiary Forest. Such shares and related embedded derivatives issued to consolidated subsidiaries and their effects on our operations have been eliminated in consolidation.

Forest Preferred Stock classified as a liability

On December 29, 2020, Forest issued 35,010 shares of preferred stock in Forest with a face value of $1,000 per share at issuance (Forest Preferred Stock). The preferred shares were sold to JPM in exchange for cash equal to the face value of such shares. The preferred shares provide for a 9% annual dividend, which is payable quarterly. The preferred shares are mandatorily redeemable by the Company at their face value of $1,000 per share on December 29, 2027, or at a 0-3% premium decreasing over time based upon the occurrence of certain redemption events prior to December 29, 2027. The redemption events include the occurrence of an ownership change that triggers an IRC §382 limitation which reduces Forest's net operating loss carryforwards to less than $300 million. The preferred shares are redeemable at any time at the option of the Company at a redemption price at face value plus the 0-3% premium then in place. The preferred shares rank senior and have preference to the common shares of Forest. The shares are non-voting, do not participate in the earnings of Forest and contain standard protective rights.

As the preferred shares are mandatorily redeemable at a specified date, the security has been classified as a liability in the condensed consolidated balance sheets. The dividends on the preferred stock are included in interest expense in the condensed consolidated statements of operations.

The fair value of each share of Forest Preferred Stock on the issuance date was determined to equal its face value based on the transaction price. Debt issuance costs of $1.2 million was accounted for as a debt discount, and accretion of the discount is charged to interest expense over the 7-year period to redemption using the effective interest method.

After eliminating the impact of all intercompany transactions, the Company recorded interest expense, inclusive of non-cash interest related to amortization of discounts and debt issuance costs, of $0.8 million and $0.9 million, respectively, related to the preferred stock of subsidiaries during the three months ended September 30, 2022 and 2021.

13. Stockholders’ Equity

Restricted Stock Awards and Restricted Stock Units

During the three months ended September 30, 2022, the Company granted 397,545 restricted stock awards, which have various vesting terms between 1-3 years subject to service requirements.

Restricted stock units are subject to service requirements. During the three months ended September 30, 2022 the Company did not grant any shares of restricted stock units.

The Company accounts for forfeitures of the restricted stock awards and restricted stock units in the period incurred.

The activity of the Company’s restricted stock awards and restricted stock units for the three months ended September 30, 2022 was as follows:

Restricted Stock Awards and Restricted Stock Units	Restricted Stock (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2022	1,312	$1.79
Granted	398	2.19
Vested	(238)	2.16
Forfeited	(3)	2.50
Outstanding at September 30, 2022	1,469	$1.84

Non-Employee Director Deferred Compensation Plan

In December 2020, the Company established the Great Elm Group, Inc. Non-Employee Directors Deferred Compensation Plan allowing non-employee directors to defer their cash and/or equity compensation under a non-revocable election for each calendar year. Such compensation is deferred until the earlier of 3 years from the original grant date of such compensation, termination of service, or death, and is payable in common stock shares. As of September 30, 2022, there were 138,973 restricted stock awards and restricted stock units that were deferred under this plan (and thus included in the number of restricted stock awards and restricted stock units outstanding as of that date), including 28,965 restricted stock awards, for which the service condition was met during the three months ended September 30, 2022.

Stock Options

The following table summarizes the Company’s option award activity as of and during the three months ended September 30, 2022:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2022	2,134	$3.68	3.34	$-
Options granted	125	3.60	-	-
Forfeited, cancelled or expired	(732)	3.59	-	-
Outstanding at September 30, 2022	1,527	$3.72	4.63	$-
Exercisable at September 30, 2022	1,436	$3.70	4.67	$-
Vested and expected to vest as of September 30, 2022	1,527	$3.72	4.63	$-

During the three months ended September 30, 2022 and 2021, the Company recognized total stock-based compensation expense associated with all restricted stock and stock options of $0.8 million and $0.6 million, respectively.

As of September 30, 2022, the Company had unrecognized compensation costs related to all unvested share awards and options totaling $2.4 million.

During the three months ended September 30, 2022, the Company issued compensation to certain employees in the form of GECC common shares to be settled with GECC shares currently held by the Company. The total value of GECC shares awarded for the three months ended September 30, 2022 was $0.4 million, of which $0.1 million vested immediately, and the balance will vest annually pro-rata over a three year period. Related compensation expense was $0.1 million for the three months ended September 30, 2022.

14. Income Taxes

As of June 30, 2022, the Company had net operating loss (NOL) carryforwards for federal and state income tax purposes of approximately $821 million and $211 million, respectively. The federal NOL carryforwards generated prior to fiscal year 2018 will expire from 2023 through 2037. The federal NOL carryforwards generated in fiscal year 2018 or later can be carried forward indefinitely. State NOL carryforwards primarily relate to California and Massachusetts. The California NOL carryforwards will expire from 2029 through 2037. The Massachusetts NOL carryforwards will expire from 2031 to 2038.

In light of the Company’s history of cumulative operating losses, the Company recorded a valuation allowance for all of its federal and state deferred tax assets, as it is presently unable to conclude that it is more likely than not that the federal and state deferred tax assets in excess of deferred tax liabilities will be realized.

The Inflation Reduction Act (IRA) was enacted into law on August 16, 2022. Included in the IRA was a provision to implement a 15% corporate alternative minimum tax on "adjusted financial statement income" for applicable corporations and a 1% excise tax on repurchases of stock. These provisions are effective for tax years beginning after December 31, 2022. We are in the process of evaluating the provisions of the IRA, but we do not currently believe the IRA will have a material impact on our reported results, cash flows or financial position when it becomes effective.

15. Commitments and Contingencies

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

16. Segment Information

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

The following tables summarize results of operations by segment:

	For the three months ended September 30, 2022
(in thousands)	Durable Medical Equipment	Investment Management	General Corporate	Intercompany Eliminations(1)	Consolidated Total
Revenue:
Total revenue	$16,719	$1,860	$203	$(203)	$18,579
Operating costs and expenses:
Cost of durable medical equipment sold and services	(4,340)	-	-	-	(4,340)
Cost of durable medical equipment rentals	(2,050)	-	-	-	(2,050)
Depreciation and amortization	(387)	(294)	-	-	(681)
Non-cash compensation(2)	-	(477)	(464)	-	(941)
Other selling, general and administrative	(9,062)	(1,557)	(1,136)	203	(11,552)
Total operating expenses	(15,839)	(2,328)	(1,600)	203	(19,564)
Other income (expense):
Interest expense	(1,106)	(136)	(1,839)	1,085	(1,996)
Other income (expense)	6,984	(5,427)	(5,834)	(1,085)	(5,362)
Total other income (expense), net	5,878	(5,563)	(7,673)	-	(7,358)
Total income (loss) before income taxes	$6,758	$(6,031)	$(9,070)	$-	$(8,343)

	For the three months ended September 30, 2021
(in thousands)	Durable Medical Equipment	Investment Management	General Corporate	Intercompany Eliminations(1)	Consolidated Total
Revenue:
Total revenue	$15,555	$983	$243	$(243)	$16,538
Operating costs and expenses:
Cost of durable medical equipment sold and services	(4,060)	-	-	-	(4,060)
Cost of durable medical equipment rentals	(1,850)	-	-	-	(1,850)
Depreciation and amortization	(453)	(109)	-	-	(562)
Non-cash compensation(2)	-	(396)	(372)	-	(768)
Transaction costs(3)	(97)	-	(184)	-	(281)
Other selling, general and administrative	(6,286)	(843)	(1,130)	243	(8,016)
Total operating expenses	(12,746)	(1,348)	(1,686)	243	(15,537)
Other income (expense):
Interest expense	(1,287)	(24)	(1,269)	1,218	(1,362)
Other income (expense)	560	249	875	(1,218)	466
Total other income (expense), net	(727)	225	(394)	-	(896)
Total income (loss) before income taxes	$2,082	$(140)	$(1,837)	$-	$105

(1)
The Company’s wholly-owned subsidiary, DME Manager, provides advisory services to HC LLC (formerly to DME Inc.) and receives consulting fees for those services. DME Manager is considered part of the general corporate operations while HC LLC is part of the durable medical equipment segment. The corresponding expense to HC LLC and revenue to DME Manager are eliminated in consolidation. Beginning December 29, 2020, DME Manager also provides advisory services to Forest and receives a consulting fee from Forest for those services. Both DME Manager and Forest are part of general corporate operations, and the corresponding revenue and expense are eliminated in consolidation. Additionally, Forest owns Series A-1 Preferred Stock (excluding shares held by VHG) and Series A-2 Preferred Stock of HC LLC. Forest is part of general corporate operations while HC LLC is part of the durable medical equipment segment. The corresponding interest expense to HC LLC and interest income to Forest are eliminated in consolidation.
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
(3)
Transaction costs, which consist of legal and other professional services, are included in selling, general and administrative expense in the condensed consolidated statements of operations.

The following tables summarize assets by segment:

	As of September 30, 2022
(in thousands)	Durable Medical Equipment	Investment Management	General Corporate	Total
Fixed assets, net	$8,397	$29	$-	$8,426
Identifiable intangible assets, net	5,633	12,959	-	18,592
Goodwill	52,463	-	-	52,463
Other assets	11,226	44,824	22,747	78,797
Total	$77,719	$57,812	$22,747	$158,278

	As of June 30, 2022
(in thousands)	Durable Medical Equipment	Investment Management	General Corporate	Total
Fixed assets, net	$8,025	$17	$-	$8,042
Identifiable intangible assets, net	5,921	13,250	-	19,171
Goodwill	52,463	-	-	52,463
Other assets	11,616	54,520	22,275	88,411
Total	$78,025	$67,787	$22,275	$168,087

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

GEG is a holding company seeking to acquire assets and businesses, where its people and other assets provide a competitive advantage. We currently have two business operating segments: durable medical equipment and investment management, with general corporate representing unallocated costs and activity to arrive at consolidated operations.

Our durable medical equipment business specializes in the distribution of respiratory care equipment, including positive air pressure equipment and supplies, ventilators and oxygen equipment, and provides sleep study services.

Our investment management business manages a business development company, Great Elm Capital Corp. (GECC), a private real estate investment trust, Monomoy Properties UpREIT, LLC (Monomoy UpREIT), and a credit-focused private fund, Great Elm Opportunities Fund I, LP. The combined assets under management of these entities at September 30, 2022 was approximately $623.9 million.

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

As of June 30, 2022, we had $821 million of net operating loss (NOL) carryforwards for federal income tax purposes.

COVID-19

The Company has been closely monitoring, and will continue to monitor, the impact of the COVID-19 pandemic (including new variants of COVID-19) on all aspects of its business. Given the fluidity of the pandemic, the Company cannot estimate the long-term impact of COVID-19 on its business, future results of operations, financial position or cash flows at this time. However, the operational and financial performance of the Company's investment management business and durable medical equipment business may be significantly impacted by COVID-19. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain disruptions, labor difficulties and shortages, commodity inflation and elements of economic and financial market instability in the United States and globally. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.

Specifically at our durable medical equipment business, the impacts of COVID-19 initially resulted in suppressed referral pipelines for sleep studies and durable medical equipment set-ups relative to pre-COVID levels. Although we have observed a recovery in demand for these services and products, global supply chain challenges have impacted our ability to procure sufficient volumes of positive air pressure (PAP) devices in accordance with our normal procurement process to meet patient demand during the three months ended September 30, 2022. Our equipment allotments from key suppliers have created a patient backlog, resulting in missed revenue opportunities.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are monitored and analyzed by our management for changes in facts and circumstances, and material changes in these estimates could occur in the future. During the three months ended September 30, 2022, we did not make material changes in our critical accounting policies or underlying assumptions as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 as it relates to recurring transactions.

Results of Operations

The following discussion reflects the historical performance of our two business operating segments and general corporate.

The following table provides the results of our consolidated operations:

	For the three months ended September 30,
(in thousands)	2022	Percent Change	2021
Revenue:
Total revenue	$18,579	12%	$16,538
Operating costs and expenses:
Cost of durable medical equipment sold and services	(4,340)	7%	(4,060)
Cost of durable medical equipment rentals	(2,050)	11%	(1,850)
Transaction costs	-	(100)%	(281)
Other selling, general and administrative	(12,493)	42%	(8,784)
Depreciation and amortization	(681)	21%	(562)
Total operating costs and expenses	(19,564)		(15,537)
Operating (loss) income	(985)		1,001
Other (expense) income:
Interest expense	(1,996)	47%	(1,362)
Other (expense) income	(5,362)	(1251)%	466
Total other expense, net	(7,358)		(896)
(Loss) income before income taxes	$(8,343)		$105

Revenue

Revenues for the three months ended September 30, 2022 increased $2.0 million as compared to the corresponding period in the prior year. The increase is primarily attributable to $1.2 million increase in durable medical equipment revenues for the corresponding period in the prior year. The increase reflects organic growth in resupply revenue, a full quarter of contributions from the acquisition of MedOne Healthcare, LLC (MedOne) in August 2021 and improved revenue reserves. Investment management revenues also increased $0.9 million related to the recently acquired Monomoy UpREIT management agreement and related acquired workforce.

Operating Costs and Expenses

Operating costs for the three months ended September 30, 2022 increased $4.0 million as compared to the corresponding period in the prior year. This increase was partially attributable to increases of $0.8 million at our durable medical equipment business due primarily to revenue growth and vendor surcharges. Further, investment management operating costs and expenses increased $1.0 million primarily due to costs associated with servicing the recently acquired Monomoy UpREIT management agreement. These increases were partially offset by a reduction of $0.1 million in general corporate costs. In addition, the three months ended September 30, 2021 include $2.4 million in Employee Retention Credits (ERC) claimed during such period under the enhanced Coronavirus Aid, Relief, and Economic Security Act (CARES Act).

Other Expenses and Income

Interest expense increased by $0.6 million for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, primarily due to interest on the 7.25% notes due in 2027 issued in June 2022 (the GEGGL Notes) and on the $6.3 million promissory note issued to Imperial Capital Asset Management, LLC (ICAM) in May 2022 (the Seller Note), of which $5.7 million remains outstanding as of September 30, 2022.

During the three months ended September 30, 2022 the Company incurred $5.4 million of other expenses (net) comprised of net realized and unrealized loss on investments of $6.8 million, partially offset by dividends and interest income of $1.5 million. During the three months ended September 30, 2021, the Company recognized $0.5 million of other income (net) mainly attributed to dividends and interest income of $0.7 million, partially offset by net realized and unrealized loss on investments of our consolidated fund Great Elm SPAC Opportunity Fund, LLC (GESOF) of $0.2 million.

Durable Medical Equipment

The key metrics of our durable medical equipment business include:

▪
Patients and setup growth - which drives revenue growth and takes advantage of scalable operations; and
▪
Earnings before interest, taxes, depreciation and amortization (EBITDA)

The following table provides the results of our durable medical equipment business:

	For the three months ended September 30,
(in thousands)	2022	Percent Change	2021
Revenue:
Total revenue	$16,719	7%	$15,555
Operating costs and expenses:
Cost of durable medical equipment sold and services	(4,340)	7%	(4,060)
Cost of durable medical equipment rentals	(2,050)	11%	(1,850)
Depreciation and amortization	(387)	(15)%	(453)
Transaction costs	-	(100)%	(97)
Other selling, general and administrative	(9,062)	44%	(6,286)
Total operating costs and expenses	(15,839)		(12,746)
Operating income	880		2,809
Other income (expense):
Interest expense	(1,106)	(14)%	(1,287)
Other income	6,984	1147%	560
Total other income (expense), net	5,878		(727)
Income before income taxes	$6,758		$2,082

Durable Medical Equipment Revenue

For the three months ended September 30, 2022, revenues from the sale of medical equipment and sleep study services were $9.6 million and $1.4 million, respectively, while for the three months ended September 30, 2021, such revenues were $8.7 million and $1.3 million, respectively. The increases are primarily attributable to a full quarter of contributions from MedOne (acquired in August 2021) and organic resupply sales growth, as well as $0.3 million in reduced revenue reserves related to improved collection experience compared to the prior period.

For the three months ended September 30, 2022, rental revenue was $5.7 million as compared to $5.5 million for the three months ended September 30, 2021. The increase is primarily attributable to reduced revenue reserves consistent with medical equipment sales and sleep study services revenues.

Results for the three months ended September 30, 2022 continue to be hindered by global supply chain issues which have limited the availability of PAP equipment, resulting in lost revenue opportunities during the periods primarily related to PAP sales and rentals. We expect these global supply chain issues to persist in the near term but continue to work with key suppliers to minimize the impact to our business.

Durable Medical Equipment Operating Costs and Expenses

Cost of durable medical equipment sold and services includes inventory costs for medical equipment sold and direct costs associated with running sleep study services, including staff compensation to perform the studies and the purchase of supplies used in the studies. Cost of durable medical equipment rentals includes depreciation on medical equipment held for lease and costs related to maintenance expenses. The margins on sales as compared to the prior period remained consistent, while limited availability and related temporary vendor surcharges on PAP equipment has resulted in slightly lower margins on our rental revenues.

Other selling, general and administrative expenses consist of employee-related, facility-related, freight and shipping, information technology, and other costs. For the three-month period ended September 30, 2021, such expenses are net of $2.3 million in ERC claimed under the CARES Act. Excluding such stimulus, employee-related costs were $6.3 million and $6.1 million for the three months ended September 30, 2022 and 2021, respectively. The increase in employee related costs is primarily due to organic headcount growth compared to the prior period. Facility-related expenses were $0.7 million and $0.8 million, respectively, with the slight reduction related to strategic renewals of existing leases upon original lease expiry. Freight and shipping costs of $0.4 million, as well as IT expense of $0.6 million, remained consistent when compared to the corresponding period in the prior year. Other costs for the three months ended September 30, 2022 were $1.1 million as compared to $0.7 million for the three months ended September 30, 2021 . Other costs were benefited in the comparable period by $0.2 million related to change in fair value of contingent consideration.

Transaction costs for the three months ended September 30, 2021 of $0.1 million primarily related to the acquisition of MedOne in August 2021, whereas no acquisitions took place during the three months ended September 30, 2022.

Depreciation and amortization includes the depreciation of property and equipment and amortization of the intangible assets resulting from the acquisition of the durable medical equipment businesses. Depreciation and amortization for the three months ended September 30, 2022 decreased slightly when compared to the three months ended September 30, 2021 as we reduced discretionary capital expenditures during the quarter ended September 30, 2022.

Durable Medical Equipment Other Expenses and Income

Interest expense decreased by $0.2 million in the three months ended September 30, 2022 as compared to the corresponding period in the prior year due to partial settlement of the 9.0% Series A-1 preferred stock (Series A-1 Preferred Stock) in June 2022 of $6.0 million, as well as in July 2022 of $0.4 million.

During the three months ended September 30, 2022 and 2021, the Company recognized a $7.0 million and $0.5 million benefit, respectively, within the durable medical equipment business related to the recurring fair value adjustment of an embedded derivative within the 9.0% Series A-2 preferred stock (Series A-2 Preferred Stock) issued to Forest Investments, Inc. (Forest). This has an off-setting impact in our general corporate activity and is eliminated in consolidation.

Investment Management

The key metrics of our investment management business include:

•
Assets under management ― which provides the basis on which our management fees are determined
•
Investment performance ― on which our incentive fees (if any) are determined and is the benchmark on which we are measured against our competition

The following table provides the results of our investment management business:

	For the three months ended September 30,
(in thousands)	2022	Percent Change	2021
Revenue:
Total revenue	$1,860	89%	$983
Operating costs and expenses:
Non-cash compensation	(477)	20%	(396)
Other general and administrative	(1,557)	85%	(843)
Depreciation and amortization	(294)	170%	(109)
Total operating costs and expenses	(2,328)		(1,348)
Operating loss	(468)		(365)
Other (expense) income:
Interest expense	(136)	467%	(24)
Other (expense) income	(5,427)	(2280)%	249
Total other (expense) income, net	(5,563)		225
Loss before income taxes	$(6,031)		$(140)

Investment Management Revenue

Investment management revenues include management fees, property management fees, and administration and service fees related to services provided to certain managed investment vehicles. For the three months ended September 30, 2022 and 2021, we recognized $1.3 million and $0.9 million, respectively of management fee revenue and $0.3 million and $0.1 million, respectively, of administration and service fees. The increase in management fee revenue for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 is attributable to management fees earned under the Monomoy UpREIT investment management agreement acquired in May 2022. In conjunction with the same agreement, we also began earning property management fees totaling $0.3 million for the three months ended September 30, 2022.

Investment Management Operating Costs and Expenses

Non-cash compensation costs increased $0.1 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 primarily due to grants issued to recently hired personnel servicing the Monomoy UpREIT management agreement.

Other general and administrative costs consist primarily of professional fees, facilities and other overhead costs, and payroll and related costs, excluding non-cash compensation. The $0.7 million increase in general and administrative costs for the three months ended September 30, 2022 as compared to the corresponding period in the prior year is primarily attributed to the additional costs incurred following the acquisition of the Monomoy UpREIT investment management agreement in May 2022.

Investment Management Other Expenses and Income

Interest expense increased by $0.1 million for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, due to interest on the Seller Note issued in May 2022.

Other income and expenses primarily consisted of dividend income and net realized and unrealized losses on the Company’s managed investments in GECC, Monomoy UpREIT, and the underlying investments of our consolidated fund Great Elm SPAC Opportunity Fund, LLC (GESOF). During the three months ended September 30, 2022 the Company incurred $5.4 million of other expenses (net) comprised of net realized and unrealized loss on investments of $6.8 million, partially offset by dividends and interest income of $1.4 million. During the three months ended September 30, 2021, the Company recognized $0.2 million of other income (net) mainly attributed to the dividend income from GECC of $0.6 million, partially offset by net realized and unrealized losses on our investment in GECC and the investments of GESOF of $0.3 million. We mark-to-market our investment in GECC by reference to the closing price of related investments on Nasdaq or other exchanges, as applicable, as of each period end. Our investment in Monomoy UpREIT is adjusted quarterly based on net asset value as supported by recurring property valuations.

General Corporate

The following table provides the results of our general corporate activities:

	For the three months ended September 30,
(in thousands)	2022	Percent Change	2021
Revenue:
Total revenue	$203	(16)%	$243
Operating costs and expenses:
Non-cash compensation	(464)	25%	(372)
Transaction costs	-	(100)%	(184)
Other general and administrative	(1,136)	1%	(1,130)
Total operating costs and expenses	(1,600)		(1,686)
Operating loss	(1,397)		(1,443)
Other expense:
Interest expense	(1,839)	45%	(1,269)
Other (expense) income	(5,834)	(767)%	875
Total other expense, net	(7,673)		(394)
Loss before income taxes	$(9,070)		$(1,837)

General Corporate Revenue

For the three months ended September 30, 2022 and 2021, general corporate revenue consists of fees earned by Great Elm DME Manager, LLC (DME Manager), a subsidiary in our general corporate segment, for consulting services provided to Great Elm Healthcare, LLC (HC LLC), a subsidiary in our durable medical equipment segment. In addition to this revenue, DME Manager earns fees for consulting services provided to our consolidated subsidiary, Forest. These intercompany revenues and corresponding expenses are eliminated in consolidation.

General Corporate Operating Costs and Expenses

Non-cash compensation of $0.5 million during the three months ended September 30, 2022 reflects an increase of $0.1 million as compared to the corresponding period in the prior year, and relates to increases in director grants, as directors have elected to receive their compensation entirely in the form of shares instead of cash.

Transaction costs incurred in the three months ended September 30, 2021 primarily consisted of professional fees in connection with our acquisitions of businesses as well as diligence for potential future opportunities. No such costs were incurred in the three months ended September 30, 2022.

Other general and administrative costs primarily consisted of professional fees, employee-related and facility-related costs for our finance, legal and other administrative functions, as well as professional fees and payroll costs in connection with our diligence efforts towards identifying asset and business acquisition opportunities. These costs remained relatively flat as compared to the corresponding period in the prior year.

General Corporate Other Expenses and Income

Interest expense for the three months ended September 30, 2022 consists primarily of interest on the convertible notes, preferred stock issued to J.P. Morgan Broker-Dealer Holdings Inc. (JPM) in Forest (Forest Preferred Stock), and GEGGL Notes. Interest expense increased $0.6 million in the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, primarily due to interest on the GEGGL Notes that were issued in June 2022.

Other expense (net) during the three months ended September 30, 2022 includes a $7.0 million charge related to the recurring fair value adjustment for the embedded derivative within Series A-2 Preferred Stock issued to Forest that has an offsetting impact in our durable medical equipment segment and is eliminated in consolidation. This amount is partially offset by intercompany interest income of $1.1 million related to Forest's investments in Series A-1 Preferred Stock and Series A-2 Preferred Stock. Other income (net) during the three months ended September 30, 2021 was comprised of intercompany interest income of $1.2 million related to Forest's investments in Series A-1 Preferred Stock and Series A-2 Preferred Stock, and $0.2 million in dividends and unrealized gains on the investment in Monomoy Properties, LLC. This amount was partially offset by a $0.5 million charge related to changes in the valuation of the embedded derivative.

Income Taxes

We do not expect that we will owe any federal taxes for the three months ended September 30, 2022 and 2021. However, during the three months ended September 30, 2022, we did incur $0.2 million in state tax expense related to jurisdictions where we do not have sufficient state NOL carryforwards to offset current and deferred state taxes. As of June 30, 2022, the Company had NOL carryforwards for federal and state income tax purposes of approximately $821 million and $211 million, respectively. The federal NOL carryforwards generated prior to fiscal year 2018 will expire from 2023 through 2037. The federal NOL carryforwards generated in fiscal year 2018 or later can be carried forward indefinitely. State NOL carryforwards primarily relate to California and Massachusetts. The California NOL carryforwards will expire from 2029 through 2037. The Massachusetts NOL carryforwards will expire from 2031 to 2038. The Company assesses NOL carryforwards based on taxable income on an annual basis.

Liquidity and Capital Resources

Cash Flows

Cash flows provided by operating activities for the three months ended September 30, 2022 were $2.0 million. The adjustments to reconcile our net loss of $8.5 million to net cash provided by operating activities included add-backs for various non-cash charges, such as $5.6 million of realized loss on our investments, $1.2 million of unrealized loss on our investments, $2.6 million of depreciation and amortization, and $0.8 million of stock-based compensation expense, which was partially offset by the net negative change in our operating assets and liabilities of $1.5 million. Further, we received $1.6 million attributed to sales of investments by GESOF.

Cash flows used in operating activities for the three months ended September 30, 2021 were $1.0 million. The net cash outflow was primarily the result of our net loss of $0.1 million, net negative change in our operating assets and liabilities of $4.0 million, and $0.7 million in net purchases of investments within our Consolidated Fund. These outflows were partially offset by non-cash inflows of $2.3 million related to depreciation and amortization and $0.6 million in stock-based compensation.

Cash flows used in investing activities for the three months ended September 30, 2022 were $2.3 million, which is primarily attributed to $2.5 million of purchases of equipment held for rental and $0.1 million of purchases of property and equipment, partially offset by $0.3 million in proceeds from sale of equipment held for rental.

Cash flows used in investing activities for the three months ended September 30, 2021 were $3.2 million. The net cash outflow primarily consisted of $1.3 million due to acquisition of MedOne, along with $2.5 million of purchases of equipment held for rental, partially offset by $0.6 million in proceeds from sales of equipment held for rental.

Cash flows used in financing activities for the three months ended September 30, 2022 were $0.1 million, which primarily consisted of principal payments on equipment financing of $1.7 million, distributions to non-controlling interests in GESOF of $0.6 million, and redemption of Series A-1 Preferred Stock held by Corbel Capital Partners SBIC, L.P. of $0.4 million. These outflows were partially offset by proceeds from equipment financing of $2.7 million.

Cash flows provided by financing activities for the three months ended September 30, 2021 were $1.6 million which primarily consisted of proceeds from equipment financing of $2.1 million and capital contributions to our consolidated fund of $0.5 million, partially offset by principal payments of the equipment financing totaling $1.2 million.

Financial Condition

As of September 30, 2022, we had an unrestricted cash balance of $23.3 million. We also hold 1,744,048 shares of GECC common stock with an estimated fair value of $16.2 million as of September 30, 2022.

We intend to make acquisitions or investments that we believe will result in the usage of all of our liquid financial resources, or to issue equity securities and to incur indebtedness. If we are unsuccessful at raising additional capital resources, through either debt or equity, it is unlikely we will be able execute our strategic growth plan.

Borrowings

As of September 30, 2022, the Company had $26.9 million in outstanding aggregate principal of the GEGGL Notes. The GEGGL Notes are due on June 30, 2027, and interest is paid quarterly. The GEGGL Notes include covenants that limit additional indebtedness or the payment of dividends subject to compliance with a net consolidated debt to equity ratio.

As of September 30, 2022, the Company had $36.1 million principal balance in convertible notes outstanding (including cumulative interest paid in-kind). The convertible notes are held by a consortium of investors, including related parties. The convertible notes accrue interest at 5.0% per annum, payable semiannually in arrears on June 30 and December 31, in cash or in kind at the option of the Company. The convertible notes are due on February 26, 2030, but are convertible at the option of the holders, subject to the terms therein, prior to maturity into shares of our common stock. Upon conversion of any note, the Company will pay or deliver, as the case may be, to the noteholder, in respect of each $1,000 principal amount of notes being converted, shares of common stock equal to the conversion rate in effect on the conversion date, together with cash, if applicable, in lieu of delivering any fractional share of common stock. To date, all interest on these instruments has been paid in-kind.

As of September 30, 2022, GECM had $5.7 million outstanding in respect to the Seller Note. The Seller Note is due on August 4, 2023 and is payable at GECM’s option with either cash or newly issued GEG shares (subject to shareholder approval). There are no prepayment penalties. The Seller Note bears interest at 6.5%, which is paid quarterly.

As of September 30, 2022, JPM held $35.0 million face value in shares of Forest Preferred Stock. The shares provide for a 9% annual dividend, which is payable quarterly. The shares are mandatorily redeemable by the Company at their face value of $1,000 per share on December 29, 2027, or at a 0-3% premium decreasing over time based upon the occurrence of certain redemption events prior to December 29, 2027. The redemption events include the occurrence of an ownership change that triggers an IRC § 382 limitation which reduces Forest’s net operating loss carryforwards to less than $300 million. The shares are redeemable at any time at the option of Company at a redemption price at face value plus the 0-3% premium then in place. The shares rank senior and have preference to the common shares of Forest. The shares are non-voting, do not participate in the earnings of Forest and contain standard protective rights.

As of September 30, 2022, Valley Healthcare Group, LLC, a related party, held $0.4 million in face value of shares of Series A-1 Preferred Stock. The shares provide for a 9% annual dividend, which is payable quarterly. The shares are mandatorily redeemable by the Company at their face value of $1,000 per share on the earlier of certain redemption events or December 29, 2027. The redemption events include a bankruptcy, change in control or sale of the durable medical equipment business. The shares are redeemable at any time at the option of the Company at a redemption price equal to face value. The shares rank senior and have preference to the common shares of HC LLC. The shares are non-voting, do not participate in the earnings of HC LLC and contain standard protective rights. Series A-1 Preferred Stock includes covenants that limit additional indebtedness, liens, asset dispositions and investments, require compliance and maintenance of licenses and government approvals and other customary conditions. In order to incur certain additional debt, HC LLC must also comply with a leverage ratio and levered free cash flow ratio, which are based in part on the HC LLC EBITDA levels.

As of September 30, 2022, the Company had an undrawn credit facility with Banc of California that accrues interest at the prime rate plus 0.4% per annum (at September 30, 2022, the effective rate was 6.65%) through maturity on November 29, 2022 (the DME Revolver). The DME Revolver allows for borrowings up to $10 million. The DME Revolver requires monthly interest payments. The DME Revolver is secured by all of the assets of the durable medical equipment business and the Company is required to meet certain financial covenants. The DME Revolver includes covenants that restrict HC LLC’ and its subsidiaries’ business operations to its current business, limit additional indebtedness, liens, asset dispositions and investments, require compliance and maintenance of licenses and government approvals and other customary conditions. Events of default include the failure to pay amounts when due, bankruptcy, or violation of covenants, including a change in control of HC LLC. HC LLC must also comply with a fixed-charge coverage and leverage ratio financial covenants, which are based in part on the HC LLC EBITDA levels. The Company was in compliance with all material covenants and restrictions at September 30, 2022.

As of September 30, 2022, the Company had $3.9 million in equipment financing debt outstanding. HC LLC’s operating subsidiaries utilize the equipment financing to fund certain inventory and equipment purchases from suppliers. These equipment financing agreements are entered into with third party banks and are generally payable in equal installments over terms of one to three years, depending on the nature of the underlying purchases being financed. This financing is secured by the inventory and equipment, as applicable, of the operating subsidiaries entering into the agreements, and the long-term agreements have implicit interest rates between 7 – 8%.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the market risks discussed in Item 7A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Item 4. Controls and Procedures.

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that the information we are required to disclose in reports that we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting for the quarter ended September 30, 2022, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

No changes required to be disclosed.

Item 1A. Risk Factors.

We have disclosed the risk factors affecting our business, financial condition and operating results in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022. There have been no material changes from the risk factors previously disclosed.

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

3.1	Certificate of Incorporation of Great Elm Group, Inc., dated October 23, 2020 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 29, 2020)

3.2	Bylaws of Great Elm Group, Inc., dated October 23, 2020 (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on December 29, 2020)

10.1	Employment Letter, dated August 30, 2022, between Great Elm Capital Management, Inc. and Nichole Milz (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 6, 2022)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Materials from the Great Elm Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in inline Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-Controlling Interest, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related Notes to the Condensed Consolidated Financial Statements, tagged in detail (furnished herewith).

104	The cover page from the Great Elm Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in inline XBRL (included as Exhibit 101).

*Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT ELM GROUP, INC.

Date: November 14, 2022	/s/ Peter A. Reed
Peter A. Reed
Chief Executive Officer

Date: November 14, 2022	/s/ Brent J. Pearson
Brent J. Pearson
Chief Financial Officer