Form 10-Q
period 2022-12-31
Great Elm Group, Inc.
filed 2023-02-13
CIK 1831096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

As of February 9, 2023, there were 30,596,976 shares of the registrant’s common stock outstanding.

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as of December 31, 2022 and June 30, 2022	3
	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2022 and 2021	4
	Unaudited Condensed Consolidated Statement of Stockholders’ Equity and Contingently Redeemable Non-Controlling Interest for the three and six months ended December 31, 2022	5
	Unaudited Condensed Consolidated Statement of Stockholders’ Equity and Contingently Redeemable Non-Controlling Interest for the three and six months ended December 31, 2021	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2022 and 2021	7
	Unaudited Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

PART II. OTHER INFORMATION		31

Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 6.	Exhibits	31

SIGNATURES		33

Unless the context otherwise requires, “we,” “us,” “our,” “GEG,” the “Company” and terms of similar import refer to Great Elm Group, Inc. and/or its subsidiaries. Our corporate website address is www.greatelmgroup.com. The information contained in, or accessible through, our corporate website does not constitute part of this report.

Cautionary Statement Regarding Forward-Looking Information

This report and certain information incorporated herein by reference, contain forward‑looking statements under the Private Securities Litigation Reform Act of 1995. Such statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “seek,” “anticipate,” “intend,” “estimate,” “plan,” “target,” “project,” “forecast,” “envision” and other similar phrases. Although we believe the assumptions and expectations reflected in these forward‑looking statements are reasonable, these assumptions and expectations may not prove to be correct and we may not achieve the financial results or benefits anticipated. These forward‑looking statements are not guarantees of actual results. Our actual results may differ materially from those suggested in the forward‑looking statements. These forward‑looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation:

▪
the ability of Great Elm Capital Management, Inc. (GECM) to profitably manage Great Elm Capital Corp. (NASDAQ: GECC), a business development company that we manage through our investment management business, and Monomoy Properties UpREIT, LLC (Monomoy UpREIT), the operating subsidiary of a private real estate investment trust with a portfolio of diversified net leased industrial assets that we manage through our investment management business;
▪
the dividend rate that GECC and Monomoy UpREIT will pay;
▪
the results of our investment management business;
▪
our ability to raise capital to fund our business plan;
▪
our ability to make acquisitions and manage any businesses we may acquire;
▪
conditions in the equity capital markets and debt capital markets as well as the economy generally, including rising interest rates and inflationary pressures;
▪
our ability to maintain the security of electronic and other confidential information;
▪
serious disruptions and catastrophic events, including the impact of the novel coronavirus (COVID‑19) pandemic or similar public health emergencies on the global economy;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Great Elm Group, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

Dollar amounts in thousands (except per share data)

ASSETS	December 31, 2022	June 30, 2022
Current assets:
Cash and cash equivalents	$18,971	$22,281
Receivables from managed funds	2,318	2,445
Investments, at fair value (cost $40,103 and $68,766, respectively)	54,536	48,042
Prepaid and other current assets	3,715	665
Assets of Consolidated Fund:
Investments, at fair value (cost $2,432)	-	1,797
Prepaid expenses	-	746
Current assets held for sale	76,629	8,464
Total current assets	156,169	84,440
Property and equipment, net	46	17
Identifiable intangible assets, net	12,668	13,250
Right of use assets	664	733
Other assets	143	86
Non-current assets held for sale	-	69,561
Total assets	$169,690	$168,087
LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$80	$8
Accrued expenses and other liabilities	1,743	3,845
Current portion of related party payables	888	486
Current portion of lease liabilities	334	341
Current portion of related party notes payable	23,361	-
Liabilities of Consolidated Fund - accrued expenses and other	-	11
Current liabilities held for sale	18,047	15,003
Total current liabilities	44,453	19,694
Lease liabilities, net of current portion	345	472
Long term debt (face value $26,945)	25,667	25,532
Related party payables	452	1,120
Related party notes payable, net of current portion	-	6,270
Convertible notes (face value $36,987 and $36,085, including $15,019 and $15,133 held by related parties, respectively)	36,147	35,187
Redeemable preferred stock of subsidiaries (held by related parties, face value $35,010)	-	34,099
Other liabilities	527	908
Non-current liabilities held for sale	-	2,551
Total liabilities	107,591	125,833
Commitments and contingencies (Note 13)
Contingently redeemable non-controlling interest	2,977	2,225
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 authorized and zero outstanding	-	-
Common stock, $0.001 par value; 350,000,000 shares authorized and 30,028,319 shares issued and 28,976,454 outstanding at December 31, 2022; and 28,932,444 shares issued and 28,507,490 outstanding at June 30, 2022	29	29
Additional paid-in-capital	3,314,173	3,312,763
Accumulated deficit	(3,258,057)	(3,279,296)
Total Great Elm Group, Inc. stockholders' equity	56,145	33,496
Non-controlling interest	2,977	6,533
Total stockholders' equity	59,122	40,029
Total liabilities, non-controlling interest and stockholders' equity	$169,690	$168,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

Amounts in thousands (except per share data)

	For the three months ended December 31,		For the six months ended December 31,
	2022	2021	2022	2021
Revenues	$1,879	$1,021	$3,739	$2,004
Operating costs and expenses:
Investment management expenses	2,311	1,969	4,300	3,156
Depreciation and amortization	295	109	589	218
Selling, general and administrative	2,061	1,465	3,548	3,038
Expenses of Consolidated Fund	-	45	46	97
Total operating costs and expenses	4,667	3,588	8,483	6,509
Operating loss	(2,788)	(2,567)	(4,744)	(4,505)
Dividends and interest income	1,439	644	2,912	1,297
Net realized and unrealized gain (loss) on investments	22,242	(1,821)	15,445	(1,835)
Net realized and unrealized gain (loss) on investments of Consolidated Fund	-	194	(16)	5
Gain on sale of controlling interest in subsidiary	10,524	-	10,524	-
Interest expense	(1,955)	(1,293)	(3,929)	(2,586)
Income (loss) before income taxes from continuing operations	29,462	(4,843)	20,192	(7,624)
Income tax benefit (expense)	231	53	(2)	85
Net income (loss) from continuing operations	29,693	(4,790)	20,190	(7,539)
Discontinued operations:
Net income from discontinued operations	35	631	999	3,486
Net income (loss)	$29,728	$(4,159)	$21,189	$(4,053)
Less: net income (loss) attributable to non-controlling interest, continuing operations	18	(129)	(1,554)	(233)
Less: net income attributable to non-controlling interest, discontinued operations	180	208	1,504	618
Net income (loss) attributable to Great Elm Group, Inc.	$29,530	$(4,238)	$21,239	$(4,438)
Basic income (loss) per share from:
Continuing operations	$1.03	$(0.18)	$0.76	$(0.28)
Discontinued operations	(0.01)	0.02	(0.02)	0.11
Basic net income (loss) per share	$1.02	$(0.16)	$0.74	$(0.17)
Diluted income (loss) per share from:
Continuing operations	$0.74	$(0.18)	$0.56	$(0.28)
Discontinued operations	-	0.02	(0.01)	0.11
Diluted net income (loss) per share	$0.74	$(0.16)	$0.55	$(0.17)
Weighted average shares outstanding
Basic	28,803	26,462	28,672	26,222
Diluted	40,586	26,462	40,455	26,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-controlling Interest (Unaudited)

Amounts in thousands

	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Group, Inc. Stockholders'	Non- controlling	Total Stockholders'	Contingently Redeemable Non-controlling
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
BALANCE, June 30, 2022	28,507	$29	$3,312,763	$(3,279,296)	$33,496	$6,533	$40,029	$2,225
Net (loss) income	-	-	-	(8,291)	(8,291)	(910)	(9,201)	662
Distributions to non-controlling interests in Consolidated Fund	-	-	-	-	-	(634)	(634)	-
Issuance of common stock related to vesting of restricted stock	267	-	-	-	-	-	-	-
Stock-based compensation	-	-	834	-	834	-	834	-
BALANCE, September 30, 2022	28,774	$29	$3,313,597	$(3,287,587)	$26,039	$4,989	$31,028	$2,887
Net income	-	-	-	29,530	29,530	108	29,638	90
Redemption of non-controlling interests upon sale of controlling interest in subsidiary	-	-	-	-	-	(2,120)	(2,120)	-
Issuance of common stock related to vesting of restricted stock	202	-	-	-	-	-	-	-
Stock-based compensation	-	-	576	-	576	-	576	-
BALANCE, December 31, 2022	28,976	$29	$3,314,173	$(3,258,057)	$56,145	$2,977	$59,122	$2,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-controlling Interest (Unaudited)

Amounts in thousands

	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Group, Inc. Stockholders'	Non- controlling	Total Stockholders'	Contingently Redeemable Non-controlling
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
BALANCE, June 30, 2021	25,948	$26	$3,307,613	$(3,264,403)	$43,236	$9,549	$52,785	$2,639
Net loss	-	-	-	(200)	(200)	101	(99)	205
Issuance of interests in Consolidated Fund, net	-	-	-	-	-	527	527	-
Issuance of common stock related to vesting of restricted stock	145	-	-	-	-	-	-	-
Stock-based compensation	-	-	581	-	581	-	581	-
BALANCE, September 30, 2021	26,093	$26	$3,308,194	$(3,264,603)	$43,617	$10,177	$53,794	$2,844
Net loss	-	-	-	(4,238)	(4,238)	(24)	(4,262)	104
Redemption of interests in Consolidated Fund, net	-	-	-	-	-	(962)	(962)	-
Issuance of common stock related to vesting of restricted stock	722	1	-	-	1	-	1	-
Stock-based compensation	-	-	1,131	-	1,131	-	1,131	-
BALANCE, December 31, 2021	26,815	$27	$3,309,325	$(3,268,841)	$40,511	$9,191	$49,702	$2,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Dollar amounts in thousands

	For the six months ended December 31,
	2022	2021
Cash flows from operating activities:
Net income (loss) from continuing operations	$20,190	$(7,539)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	589	218
Stock-based compensation	1,410	1,712
Sales of investments by Consolidated Fund	1,558	4,733
Purchases of investments by Consolidated Fund	-	(5,106)
Stock dividends received	-	(99)
Unrealized gain on investments from Consolidated Fund	-	(12)
Realized loss on investments from Consolidated Fund	16	7
Unrealized (gain) loss on investments	(35,172)	1,182
Realized loss on investments	19,727	653
Gain on sale of controlling interest in subsidiary	(10,524)	-
Non-cash interest and amortization of capitalized issuance costs	1,176	1,000
Deferred tax expense (benefit)	4	(85)
Change in fair value of contingent consideration	60	-
Other non-cash expense, net	227	-
Changes in operating assets and liabilities:
Receivables from managed funds	(169)	128
Prepaid assets, deposits, and other assets	563	135
Operating leases	11	(10)
Accounts payable, accrued expenses and other liabilities	(1,238)	(1,845)
Net cash used in operating activities - continuing operations	(1,572)	(4,928)
Net cash provided by operating activities - discontinued operations	2,916	8,038
Net cash provided by operating activities	1,344	3,110
Cash flows from investing activities:
Proceeds from sale of controlling interest in subsidiary, net of cash sold	17,735	-
Investments in portfolio funds paid in advance	(3,000)	-
Purchases of investments	-	(165)
Sales of investments	-	187
Purchases of property and equipment	(30)	(3)
Net cash provided by investing activities - continuing operations	14,705	19
Net cash used in investing activities - discontinued operations	(4,051)	(3,143)
Net cash provided by (used in) investing activities	10,654	(3,124)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

Dollar amounts in thousands

	For the six months ended December 31,
	2022	2021
Cash flows from financing activities:
Principal payments on related party notes payable	(18,409)	-
Distributions to non-controlling interests in Consolidated Fund	(634)	-
Due to broker of Consolidated Fund	-	17
Capital contributions from non-controlling interests in Consolidated Fund	-	24
Net cash (used in) provided by financing activities - continuing operations	(19,043)	41
Net cash provided by financing activities - discontinued operations	641	547
Net cash (used in) provided by financing activities	(18,402)	588
Net (decrease) increase in cash and cash equivalents, including cash and cash equivalents classified within current assets held for sale	(6,404)	574
Less: net decrease (increase) in cash and cash equivalents classified within current assets held for sale	494	(5,442)
Add: cash received from discontinued operations	2,600	2,888
Net decrease in cash and cash equivalents	(3,310)	(1,980)
Cash and cash equivalents at beginning of period	22,281	18,745
Cash and cash equivalents at end of period	$18,971	$16,765

Cash paid for interest	$2,751	$1,580

Non-cash investing and financing activities
Lease liabilities and right of use assets arising from operating leases	$167	$-
Partial settlement of Seller Note in exchange for GECC stock	$2,609	$-
Non-cash distributions received from Consolidated Fund	$177	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

December 31, 2022

1. Organization

Great Elm Group, Inc. (referred to as the Company or GEG) is a holding company incorporated in Delaware. The Company views its operations and manages its business as one operating segment, which is the business of investment management focused on growing a scalable and diversified portfolio of long-duration, permanent capital vehicles across corporate credit, specialty finance, real estate and other asset classes.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, including Great Elm Capital Management, Inc. (GECM), Great Elm Opportunities GP, Inc. (GEO GP), Great Elm Capital GP, LLC (GEC GP), Great Elm FM Acquisition, Inc. (FM Acquisition), Great Elm DME Holdings, Inc. (DME Holdings), and Great Elm DME Manager, LLC (DME Manager), as well as its majority-owned subsidiaries Forest Investments, Inc. (Forest) (through December 30, 2022) and Great Elm Healthcare, LLC (HC LLC) and its wholly-owned subsidiaries (classified as held for sale as of December 31, 2022). In addition, we have determined that the Company is the primary beneficiary of certain variable interest entities, and therefore the operations of those entities have been included in our consolidated results for the relevant periods.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in the Company’s Form 10-K and should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022. These financial statements reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes are necessary to fairly state results for the interim periods presented. Results of operations for interim periods are not necessarily indicative of annual results of operations.

Previously reported assets and liabilities related to our Durable Medical Equipment (DME) Business, primarily consisting of HC LLC and its subsidiaries, have been reclassified as assets and liabilities held for sale on the Company's consolidated balance sheet as of June 30, 2022. In addition, the historical results of the DME Business and related activity have been presented in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended December 31, 2022 and 2021 as discontinued operations. See Note 4 – Assets and Liabilities Held for Sale and Discontinued Operations.

Use of Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America (US GAAP) requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates all of these estimates and assumptions. Included in these estimates and assumptions are items that relate to revenue recognition, depreciable lives of property and equipment, impairment of long lived tangible and intangible assets, valuation allowance for deferred tax assets, fair value measurements including stock-based compensation and contingent consideration, estimates associated with the application of acquisition accounting, and the value of lease liabilities and corresponding right of use assets. Although these and other estimates and assumptions are based on the best available information, actual results could be different from these estimates.

Principles of Consolidation

The Company consolidates the assets, liabilities, and operating results of its wholly-owned and majority-owned subsidiaries, as well as subsidiaries in which we hold a controlling financial interest as of the financial statement date. In most cases, a controlling financial interest reflects ownership of a majority of the voting interests. We consolidate a variable interest entity (VIE) when we possess both the power to direct the activities of the VIE that most significantly impact its economic performance and we are either obligated to absorb the losses that could potentially be significant to the VIE or we hold the right to receive benefits from the VIE that could potentially be significant to the VIE.

All intercompany accounts and transactions have been eliminated in consolidation.

Non-controlling interests in the Company’s subsidiaries are reported as a component of liabilities for mandatorily redeemable interests, temporary equity for contingently redeemable interests or permanent equity, separate from the Company’s equity. See Note 10 – Non-Controlling Interests and Redeemable Preferred Stock of Subsidiaries. Results of operations attributable to the non-controlling interests are included in the Company’s condensed consolidated statements of operations.

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

Earnings per Share

The following table presents the calculation of basic and diluted income (loss) per share:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands except per share amounts)	2022	2021	2022	2021
Numerator:
Net income (loss) from continuing operations	$29,693	$(4,790)	$20,190	$(7,539)
Less: net income (loss) attributable to non-controlling interest, continuing operations	18	(129)	(1,554)	(233)
Numerator for basic EPS - Net income (loss) from continuing operations attributable to Great Elm Group, Inc.	$29,675	$(4,661)	$21,744	$(7,306)

Net income from discontinued operations	35	631	999	3,486
Less: net income attributable to non-controlling interest, discontinued operations	180	208	1,504	618
Numerator for basic EPS - Net (loss) income from discontinued operations, attributable to Great Elm Group, Inc.	$(145)	$423	$(505)	$2,868

Effect of dilutive securities:
Interest expense associated with Convertible Notes, continuing operations	$480	$-	$960	$-
Numerator for diluted EPS - Net income (loss) from continuing operations attributable to Great Elm Group, Inc., after the effect of dilutive securities	$30,155	$(4,661)	$22,704	$(7,306)

Numerator for diluted EPS - Net (loss) income from discontinued operations, attributable to Great Elm Group, Inc.	$(145)	$423	$(505)	$2,868

Denominator:
Denominator for basic EPS - Weighted average shares of common stock outstanding	28,803	26,462	28,672	26,222

Effect of dilutive securities:
Restricted stock	1,131	-	1,131	-
Convertible Notes	10,652	-	10,652	-
Denominator for diluted EPS - Weighted average shares of common stock outstanding after the effect of dilutive securities	40,586	26,462	40,455	26,222

Basic income (loss) per share from:
Continuing operations	$1.03	$(0.18)	$0.76	$(0.28)
Discontinued operations	(0.01)	0.02	(0.02)	0.11
Basic net income (loss) per share	$1.02	$(0.16)	$0.74	$(0.17)
Diluted income (loss) per share from:
Continuing operations	$0.74	$(0.18)	$0.56	$(0.28)
Discontinued operations	-	0.02	$(0.01)	0.11
Diluted net income (loss) per share	$0.74	$(0.16)	$0.55	$(0.17)

As of December 31, 2022, the Company had 1,512,222 potential shares of common stock issuable upon the exercise of stock options that are not included in the diluted income (loss) per share calculation because to do so would be anti-dilutive. As of December 31, 2021, the Company had 10,139,031 shares of common stock issuable upon the conversion of Convertible Notes and 2,778,261 potential shares issuable upon the exercise of stock options and vesting of restricted stock units and restricted stock awards that are not included in the diluted income (loss) per share calculation because to do so would be anti-dilutive.

As of December 31, 2022 and 2021, the Company had an aggregate of 1,108,892 and 153,451 issued shares, respectively, that are subject to forfeiture by the employee at a nominal price if service milestones are not met. The Company does not account for such shares as being outstanding for accounting purposes since they are unvested and subject to forfeiture.

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

Reference Rate Reform. In March 2020 and January 2021, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which provide optional expedients and exceptions for applying US GAAP to contracts, hedging relationships and other transactions affected by reference rate reform on financial reporting due to the cessation of the London Interbank Offered Rate (LIBOR) if certain criteria are met. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, extending the sunset date under Topic 848 from December 31, 2022 to December 31, 2024 to align the temporary accounting relief guidance with the expected LIBOR cessation date of June 30, 2023. The Company is evaluating the potential impact that the adoption of these ASUs will have on its consolidated financial statements.

3. Forest Note and Transactions with JPM

Forest Note

On December 29, 2022, in connection with the Stock Purchase Agreement and Stockholders Agreement, each defined below, GEG and FM Acquisition issued a promissory note in favor of Forest in an aggregate principal amount equal to $38.1 million (the Forest Note), in exchange for the transfer to FM Acquisition of $3.3 million of Series A-1 preferred interests and $34.0 million of Series A-2 preferred interests held by Forest in HC LLC plus, in each case, accrued dividends thereon to the date of transfer. The Forest Note had a maturity date of March 1, 2023 and bore interest at a fixed rate of 9% per annum.

On December 30, 2022, in connection with the Transactions with JPM, as defined below, the Company partially repaid the Forest Note in the amount of $18.4 million. As of December 31, 2022, the remaining balance, inclusive of accrued interest, due to Forest under the Forest Note was $19.7 million, which was subsequently paid in full on January 3, 2023.

During the three and six months ended December 31, 2022, the Company recorded interest expense of approximately $10 thousand with respect to the Forest Note.

Sale of Controlling Interest in Forest

On December 30, 2022, GEG and FM Acquisition, entered into a stock purchase agreement (the Stock Purchase Agreement) with J.P. Morgan Broker-Dealer Holdings Inc. (JPM) to sell 61 shares of the common stock, $0.001 par value per share, of Forest owned by FM Acquisition and GEG, which constitute 61% of the issued and outstanding shares of Forest’s common stock, to JPM for approximately $18.4 million in cash (the Sale of Controlling Interest in Forest). Upon execution of the Stock Purchase Agreement, the Company deconsolidated Forest and recognized an investment in respect to its retained 19% non-controlling interest in Forest (the Investment in Forest) in the amount of $2.1 million. The following table shows calculation of the recorded gain on sale of controlling interest in subsidiary of $10.5 million on the Company's condensed consolidated statements of operations for the three and six months ended December 31, 2022:

(in thousands)	December 30, 2022
Cash proceeds	$18,409
Fair value of retained 19% non-controlling interest in Forest	2,128
Carrying value of non-controlling interest prior to sale	2,120
22,657
Less: Carrying value of net assets disposed	12,133
Gain on sale of controlling interest in subsidiary	$10,524

The Investment is Forest was determined to be an equity security measured at fair value within Level 3 of the fair value hierarchy.

The Sale of Controlling Interest in Forest did not meet the criteria for presentation as discontinued operations.

The following table shows loss before income taxes of Forest, as well as loss before income taxes of Forest attributable to Great Elm Group, Inc.:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2022	2021	2022	2021
Loss before income taxes	(891)	(312)	(2,679)	(960)
Loss before income taxes attributable to Great Elm Group, Inc.	(909)	(151)	(1,133)	(782)

Put Option

In connection with the Stock Purchase Agreement, GEG, JPM and Forest entered into an amended and restated stockholders’ agreement (the Stockholders Agreement). Pursuant to the Stockholders Agreement, from January 17, 2023 until February 17, 2023, GEG had the right (the Put Option, together with the Sale of Controlling Interest in Forest referred to as the Transactions with JPM) to sell its remaining 19% non-controlling interest in Forest for the then fair market value.

As a result of Forest joining the JPM consolidated group, we recognized an unrealized gain on our Investment in Forest of $24.4 million during the three and six months ended December 31, 2022 within net realized and unrealized gain (loss) on investments on the consolidated statements of operations.

The Put Option was exercised on January 17, 2023. See Note 14 - Subsequent Events.

4. Assets and Liabilities Held for Sale and Discontinued Operations

On January 3, 2023, DME Holdings along with the minority owners of HC LLC, entered into an agreement (the DME Purchase Agreement) with QHM Holdings, Inc., a subsidiary of Quipt Home Medical Corp. (Quipt), to sell 100% of the outstanding membership interests in HC LLC to Quipt (Sale of HC LLC). As of December 31, 2022, the Company concluded that the disposal group satisfied the criteria for presentation as held for sale and discontinued operations. See Note 14 - Subsequent Events.

The following table provides a reconciliation of the Company’s net income from discontinued operations presented in the condensed consolidated statements of operations:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2022	2021	2022	2021
Discontinued operations:
Durable medical equipment sales and services revenue	$10,546	$10,277	$21,574	$20,353
Durable medical equipment rental income	6,183	5,451	11,874	10,930
Net revenue	$16,729	15,728	33,448	31,283

Cost of durable medical equipment sold and services	(4,314)	(4,309)	(8,654)	(8,369)
Cost of durable medical equipment rentals	(2,213)	(1,734)	(4,263)	(3,584)
Durable medical equipment other operating expenses	(8,548)	(8,413)	(17,519)	(14,569)
Depreciation and amortization	(396)	(443)	(783)	(896)
Transaction costs	(1,439)	(127)	(1,439)	(224)
Interest expense	(24)	(69)	(46)	(138)
Loss on distinguishment of debt	-	-	(23)	-
Other income (expense), net	9	(14)	10	2
(Loss) income before income taxes from discontinued operations	(196)	619	731	3,505
Income tax benefit (expense)	231	12	268	(19)
Net income from discontinued operations	$35	$631	$999	$3,486

The following table provides a reconciliation of the assets and liabilities held for sale presented in the condensed consolidated balance sheets as of December 31, 2022 and June 30, 2022:

(in thousands)	December 31, 2022	June 30, 2022
Cash and cash equivalents	$820	$1,314
Accounts receivable	5,531	5,867
Inventories	925	898
Prepaid and other current assets	265	385
Property and equipment, net	395	-
Equipment held for rental, net	7,724	-
Identifiable intangible assets, net	5,315	-
Goodwill	52,463	-
Right of use assets	3,029	-
Other assets	162	-
Current assets held for sale	$76,629	$8,464

Property and equipment, net	$-	$521
Equipment held for rental, net	-	7,504
Identifiable intangible assets, net	-	5,921
Goodwill	-	52,463
Right of use assets	-	2,989
Other assets	-	163
Non-current assets held for sale	$-	$69,561

Accounts payable	$5,649	$6,030
Accrued expenses and other liabilities	3,526	3,544
Deferred revenue	1,022	1,218
Current portion of lease liabilities	1,260	1,218
Current portion of equipment financing debt	4,365	2,993
Lease liabilities, net of current portion	1,911	-
Redeemable preferred stock of subsidiaries	314	-
Current liabilities held for sale	$18,047	$15,003

Lease liabilities, net of current portion	$-	$1,903
Redeemable preferred stock of subsidiaries	-	648
Non-current liabilities held for sale	$-	$2,551

5. Revenue

The revenues from each major source are summarized in the following table:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2022	2021	2022	2021
Management fees	$1,381	$895	$2,683	$1,771
Property management fees	278	-	552	-
Administration and service fees	220	126	504	233
Total revenues	$1,879	$1,021	$3,739	$2,004

The Company recognizes investment management revenue at amounts that reflect the consideration to which it expects to be entitled in exchange for providing services to its customers. Investment management revenue primarily consists of fees based on a percentage of assets under management, fees based on the performance of managed assets, and administration and service fees. Fees are based on agreements with each investment product and may be terminated at any time by either party subject to the specific terms of each respective agreement.

Management Fees

The Company earns management fees based on the investment management agreements GECM has with GECC, Monomoy Properties UpREIT, LLC, the operating partnership of Monomoy Properties REIT, LLC (Monomoy UpREIT) and other private funds managed by GECM (collectively, the Funds). The performance obligation is satisfied and management fee revenue is recognized over time as the services are rendered, since the Funds simultaneously receive and consume the benefits provided as GECM performs services. Management fee rates range from 1.0% to 1.5% of the management fee assets specified within each agreement and are calculated and billed in arrears of the period, either monthly or quarterly.

Property Management Fees

Under the Monomoy UpREIT investment management agreement, GECM is also entitled to 4.0% of rent collected. These fees are collected monthly in arrears. Property management fee revenue is recognized over time as the services are provided.

Incentive Fees

The Company earns incentive fees based on the investment management agreements GECM has with GECC and Monomoy Properties II, LLC (a feeder fund of Monomoy UpREIT). Where an investment management agreement includes both management fees and incentive fees, the performance obligation is considered to be a single obligation for both fees. Incentive fees are variable consideration associated with the investment management agreements. Incentive fees are earned based on investment performance during the period, subject to the achievement of minimum return levels or high-water marks, in accordance with the terms of the respective investment management agreements. Incentive fees are typically 20% of the performance-based metric specified within each agreement. As of December 31, 2022, there are no incentive fees earned under the investment management agreements for which it was probable that a significant reversal of revenue would not occur.

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

The Company’s wholly-owned subsidiary, GECM, has agreements to provide administrative services and manage the investment portfolio for GECC, Monomoy UpREIT and other investment products. Under these agreements, GECM receives administration fees, management fees based on the managed assets (other than cash and cash equivalents) and rent collected, and incentive fees based on the performance of those assets. See Note 5 – Revenue for additional discussions of the fee arrangements.

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

The Company has determined that GEOF, each series of GEOF and GESOF are VIEs and that the criteria for consolidation were met for GESOF during the six months ended December 31, 2022 and three and six months ended December 31, 2021. The operations of the Consolidated Fund are included in our consolidated financial statements. In July 2022, GESOF liquidated and the Company received a distribution of cash and equity investments, pending final dissolution of the Consolidated Fund. There are no consolidated funds as of December 31, 2022. See Note 2 – Summary of Significant Accounting Policies for additional details.

The Company retained the specialized investment company accounting guidance under US GAAP with respect to the Consolidated Fund during the periods it was consolidated. As such, investments of the Consolidated Fund were included in the condensed consolidated balance sheets at fair value and the net unrealized and realized gain (loss) on those investments was included as a component of other income on the condensed consolidated statements of operations. Non-controlling interests in the Consolidated Fund were included in net income (loss) attributable to non-controlling interest, continuing operations.

Additionally, the Company receives dividends from its investment in GECC and Monomoy UpREIT and earns unrealized gains and losses based on the mark-to-market performance of those investments. See Note 7 – Fair Value Measurements.

The following tables summarize activity and outstanding balances between the managed investment products and the Company:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2022	2021	2022	2021
Net realized and unrealized loss on investments	$(2,048)	$(2,249)	$(8,845)	$(2,364)
Net realized and unrealized gain (loss) on investments of Consolidated Fund	-	194	(16)	5
Dividend income	1,281	548	2,661	1,102

(in thousands)	December 31, 2022	June 30, 2022
Dividends receivable	$300	$612
Investment management revenues receivable	1,141	1,241
Receivable for reimbursable expenses paid	877	592
Receivables from managed funds	$2,318	$2,445

Outstanding receivables are included in receivables from managed funds in the condensed consolidated balance sheets.

The Company owns 1,569,787 shares of GECC (approximately 20.6% of the outstanding shares). Certain officers and directors of GECC are also officers and directors of GEG. Matthew A. Drapkin is a director of our Board and also the Chairman of GECC's Board of Directors, and Adam M. Kleinman is our President, as well as the Chief Compliance Officer of GECC.

In October 2020, GECM entered into a shared personnel and reimbursement agreement with Imperial Capital Asset Management, LLC (ICAM). Jason W. Reese, the Executive Chairman of the Company’s Board of Directors, is the Chief Executive Officer of ICAM. Costs incurred under this agreement relate to human resources, investment management, and other administrative services provided by ICAM employees, for the benefit of the Company, and are included in investment management expenses in the condensed consolidated statements of operations. During the three and six months ended December 31, 2022 such costs were $0.3 million and $0.7 million, respectively. During the three and six months ended December 31, 2021 such costs were $0.1 million and $0.3 million, respectively.

On August 31, 2021, the Company entered into a financial advisory agreement with Imperial Capital, LLC. The agreement included a retainer fee of $0.1 million which was paid in October 2021. In addition, the agreement included a success-based fee upon a sale of HC LLC. Upon completion of the Sale of HC LLC on January 3, 2023, a success fee of $0.7 million was paid to Imperial Capital, LLC. Jason W. Reese is the Co-Founder and Executive Member of Imperial Capital, LLC.

See Note 3 - Forest Note and Transactions with JPM for details on the Forest Note and Investment in Forest.

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

All financial assets or liabilities that are measured at fair value on a recurring and non-recurring basis have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. The assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized in the tables below:

	Fair Value as of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investments	$13,108	$-	$26,501	$39,609
Total assets within the fair value hierarchy	$13,108	$-	$26,501	$39,609
Investments valued at net asset value				$14,927
Total assets				$54,536
Liabilities:
Contingent consideration liability	$-	$-	$1,180	$1,180
Total liabilities	$-	$-	$1,180	$1,180

	Fair Value as of June 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investments	$27,678	$-	$-	$27,678
Equity investments of Consolidated Fund	1,797	-	-	1,797
Total assets within the fair value hierarchy	$29,475	$-	$-	$29,475
Investments valued at net asset value				$20,364
Total assets				$49,839
Liabilities:
Contingent consideration liability	$-	$-	$1,120	$1,120
Total liabilities	$-	$-	$1,120	$1,120

There were no transfers between levels of the fair value hierarchy during the three and six months ended December 31, 2022 and 2021.

The following is a reconciliation of changes in contingent consideration, a Level 3 liability:

(in thousands)	For the three months ended December 31, 2022	For the six months ended December 31, 2022
Beginning balance	$1,050	$1,120
Change in fair value	130	60
Ending balance	$1,180	$1,180

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

As of December 31, 2022 and June 30, 2022, investments in private funds primarily consisted of our investment in Monomoy UpREIT. Monomoy UpREIT allows redemptions annually with 90 days’ notice, subject to a one-year lockup from the date of initial investment, which are capped at 5% of its NAV. As of December 31, 2022, there were no unfunded commitments.

Contingent consideration

In conjunction with the acquisition of the Monomoy UpREIT investment management agreement, the Company entered into a contingent consideration agreement that requires the Company to pay up to $2.0 million if certain fee revenue thresholds are achieved during fiscal years ending June 30, 2023 and 2024. The Company estimated the fair value of the contingent consideration using a Monte Carlo simulation model. The key assumptions in applying the Monte Carlo simulation model as of December 31, 2022 and June 30, 2022 included revenue forecasts, volatility of 20.2% and 19.6%, respectively, and a discount rate of 8.25% and 6.5%, respectively. As of December 31, 2022, the contingent consideration of $1.2 million was included within the current portion of related party payables and related party payables in the condensed consolidated balance sheet. As of June 30, 2022, the contingent consideration of $1.1 million was included within the related party payables in the condensed consolidated balance sheet.

See Note 8 - Borrowings for additional discussion related to the fair value of our notes payable and other long-term debt. The carrying value of all other financial assets and liabilities approximate their fair values.

8. Borrowings

Related party borrowings of the Company's subsidiaries are summarized in the following table:

(in thousands)	Borrower	December 31, 2022	June 30, 2022
Seller Note	GECM	$3,661	$6,270
Forest Note	FM Acquisition	19,700	-
Total principal		$23,361	$6,270
Unamortized debt issuance cost		-	-
Total related party notes payable		23,361	6,270
Less current portion of related party notes payable		(23,361)	-
Related party notes payable, net of current portion		$-	$6,270

The Company’s and subsidiaries’ other outstanding borrowings are summarized in the following table:

(in thousands)	Borrower	December 31, 2022	June 30, 2022
GEGGL Notes	GEG	$26,945	$26,945
Total principal		$26,945	$26,945
Unamortized debt discounts and issuance costs		(1,278)	(1,413)
Total other outstanding borrowings		25,667	25,532
Less current portion of other outstanding borrowings		-	-
Other outstanding borrowings, net of current portion		$25,667	$25,532

During the three and six months ended December 31, 2022, the Company incurred interest expense of $0.7 million and $1.3 million, respectively, on related-party and other borrowings. During the three and six months ended December 31, 2021, the Company did not have any related-party or other borrowings. See Note 9 – Convertible Notes for interest expense on Convertible Notes and Note 10 – Non-Controlling Interests and Redeemable Preferred Stock of Subsidiaries for interest expense on the preferred stock of subsidiaries.

The Company’s aggregate future required principal debt repayments are summarized in the following table:

(in thousands)	Principal Due
For the six months ending June 30, 2023	$19,700
For the year ending June 30, 2024	3,661
For the year ending June 30, 2025	-
For the year ending June 30, 2026	-
For the year ending June 30, 2027	26,945
Thereafter	-
Total	$50,306

Additional details of each borrowing are discussed below.

Seller Note

On May 4, 2022 as part of the consideration paid to acquire the Monomoy UpREIT investment management agreement, GECM issued ICAM a $6.3 million promissory note (the Seller Note). The Seller Note is due on August 4, 2023 and is payable at GECM’s option with either cash or newly issued GEG shares. There are no prepayment penalties. The Seller Note bears interest at 6.5%, which is paid quarterly.

In December 2022, the Company settled the principal amount of $2.0 million by transferring 200,000 shares of GECC stock. In August 2022, the Company settled the principal amount of $0.6 million by transferring 50,000 shares of GECC stock.

GEGGL Notes

On June 9, 2022, we issued $26.9 million in aggregate principal amount of 7.25% notes due 2027 (the GEGGL Notes), which included $1.9 million of GEGGL Notes issued in connection with the partial exercise of the underwriters’ over-allotment option. The GEGGL Notes are unsecured obligations and rank equal with all of our outstanding and future unsecured unsubordinated indebtedness. The unsecured notes are effectively subordinated, or junior in right of payment, to indebtedness under our Convertible Notes and any other future secured indebtedness that we may incur and structurally subordinated to all future indebtedness and other obligations of our subsidiaries. We pay interest on the GEGGL Notes on March 31, June 30, September 30 and December 31 of each year. The GEGGL Notes will mature on June 30, 2027. The GEGGL Notes can be called on, or after, June 30, 2024. Holders of the GEGGL Notes do not have the option to have the notes repaid prior to the stated maturity date. The GEGGL Notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof.

The GEGGL Notes include covenants that limit additional indebtedness or the payment of dividends subject to compliance with a net consolidated debt to equity ratio of 2:1. As of December 31, 2022 our consolidated debt to equity ratio is 1.22:1.00.

9. Convertible Notes

As of December 31, 2022 and June 30, 2022, the total outstanding principal balance of convertible notes due on February 26, 2030 (the Convertible Notes) was $37.0 million and $36.1 million, respectively, including cumulative interest paid in-kind. The Convertible Notes are held by a consortium of investors, including $15.0 million issued to certain related parties. Such Convertible Notes issued to related parties include:

▪
$6.9 million issued to entities associated with Matthew A. Drapkin, including funds managed by Northern Right Capital Management, L.P. (Northern Right), a significant shareholder. Mr. Drapkin, a member of the Company’s Board of Directors, is the Chief Executive Officer of Northern Right.
▪
$7.4 million issued to entities associated with Jason W. Reese, including funds managed by ICAM, a significant shareholder.
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

The embedded conversion feature in the Convertible Notes qualifies for the scope exception to derivative accounting in FASB Accounting Standards Codification Topic 815, Derivatives and Hedging, for certain contracts involving a reporting entity’s own equity. The Company incurred $1.2 million in issuance costs on the original issuance. The debt issuance costs are being amortized over the 10-year term and are netted with the principal balance on our condensed consolidated balance sheets. As of December 31, 2022 and June 30, 2022, the remaining balance of unamortized debt issuance costs was $0.8 million and $0.9 million, respectively.

During the three and six months ended December 31, 2022, the Company incurred interest expense of $0.5 million and $1.0 million, respectively, related to the Convertible Notes, inclusive of non-cash interest related to amortization of debt issuance costs. During the three and six months ended December 31, 2021, the Company incurred interest expense of $0.4 million and $0.9 million, respectively, related to the Convertible Notes, inclusive of non-cash interest related to amortization of debt issuance costs.

10. Non-Controlling Interests and Redeemable Preferred Stock of Subsidiaries

Non-Controlling Interests

Holders of non-controlling interests in a subsidiary of the Company hold certain rights, which result in the classification of the securities as either liability, temporary equity, or permanent equity. The following table summarizes the non-controlling interest balances on the condensed consolidated balance sheets:

(in thousands)	December 31, 2022	June 30, 2022
HC LLC
Temporary equity	2,977	2,225
Permanent equity	2,977	2,225
Total HC LLC	5,954	4,450
Consolidated Fund
Permanent equity	-	642
Forest
Permanent equity	-	3,666
Total non-controlling interests	$5,954	$8,758

The following table summarizes the net income (loss) attributable to the non-controlling interests on the condensed consolidated statements of operations:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2022	2021	2022	2021
HC LLC
Temporary equity	90	104	752	309
Permanent equity	90	104	752	309
Total HC LLC	180	208	1,504	618
GEC GP
Permanent equity	-	(2)	-	(4)
Consolidated Fund
Permanent equity	-	34	(8)	(51)
Forest
Permanent equity	18	(161)	(1,546)	(178)
Total net income (loss) attributable to non-controlling interest	$198	$79	$(50)	$385

HC LLC – Non-controlling interest classified as temporary equity

The Company issued a 9.95% common stock equity ownership in HC LLC. The holder of the interest has board observer rights for the HC LLC board of directors, but no voting rights. HC LLC has the right of first offer if the holder desires to sell the security and in the event of a sale of HC LLC, the holder must sell their securities (drag along rights) and has the right to participate in sales of HC LLC securities (tag along rights). In addition, upon the seventh anniversary of issuance date, if (i) the holder owns at least 50% of the common shares issued to it at the closing of the transaction, (ii) an initial public offering of HC LLC has not commenced and (iii) the holder has not had an earlier opportunity to sell its shares at their fair market value, the holder has the right to request a marketing process for a sale of HC LLC and has the right to put its common shares to HC LLC at the price for such shares implied by such marketing process. The Company also has the right to call the holder’s common shares at such price. The holder of the non-controlling interest is entitled to participate in earnings of HC LLC and is not required to fund losses. As the redemption is contingent upon future events outside of the Company’s control which are not probable, the Company has classified the non-controlling interest as temporary equity and its fair value on the date of issuance, adjusted for any earnings in HC LLC. Refer to Note 14 - Subsequent Events for details on the Sale of HC LLC to Quipt on January 3, 2023.

HC LLC – Non-controlling interest classified as permanent equity

The Company issued a 9.95% common stock equity ownership in HC LLC. The rights are consistent with the non-controlling interest classified as temporary equity, other than the holder not having a contingent put right. Accordingly, the Company classified the non-controlling interest as permanent equity at its fair value on the date of issuance, adjusted for any earnings in HC LLC. Refer to Note 14 - Subsequent Events for details on the Sale of HC LLC to Quipt on January 3, 2023.

GEC GP – Non-controlling interest classified as permanent equity

GEC GP owned the rights to the profit sharing agreement with GECM as well as an intercompany obligation under a senior secured note payable issued by Great Elm GECC GP Corp (the GP Corp. Note) in consideration for the assets acquired from MAST Capital Management, LLC. During the three months ended March 31, 2022, the Company purchased the remaining shares of GEC GP. As of December 31, 2022, no non-controlling interest was outstanding.

Forest – Non-controlling interest classified as permanent equity

In December 2020, the Company sold to JPM a 20.0% common stock interest in Forest in exchange for $2.7 million. As of December 31, 2022, no non-controlling interest was outstanding following the Sale of Controlling Interest in Forest. See Note 3 - Forest Note and Transactions with JPM.

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

Redeemable Preferred Stock of Subsidiaries

Forest Preferred Stock classified as a liability

On December 29, 2020, Forest issued 35,010 shares of preferred stock in Forest with a face value of $1,000 per share at issuance (Forest Preferred Stock). The preferred shares provided for a 9% annual dividend, which was payable quarterly. As the preferred shares were mandatorily redeemable by the Company at their face value of $1,000 per share on December 29, 2027, or at a 0-3% premium decreasing over time based upon the occurrence of certain redemption events prior to December 29, 2027, the security was classified as a liability in the condensed consolidated balance sheet as of June 30, 2022. Following the Sale of Controlling Interest in Forest, there was no outstanding balance in respect to Forest Preferred Stock as of December 31, 2022. See Note 3 - Forest Note and Transactions with JPM.

The dividends on Forest Preferred Stock were included in interest expense in the condensed consolidated statements of operations. During the three and six months ended December 31, 2022, the Company recorded interest expense, inclusive of non-cash interest related to amortization of discounts and debt issuance costs, of $0.8 million and $1.7 million, respectively, related to Forest Preferred Stock. During the three and six months ended December 31, 2021, the Company recorded interest expense, inclusive of non-cash interest related to amortization of discounts and debt issuance costs, of $0.8 million and $1.7 million, respectively, related to Forest Preferred Stock.

11. Stockholders’ Equity

Restricted Stock Awards and Restricted Stock Units

During the three and six months ended December 31, 2022, the Company granted 2,403 and 399,948 restricted stock awards, respectively, which have various vesting terms between 1-3 years subject to service requirements.

Restricted stock units are subject to service requirements. During the three and six months ended December 31, 2022 the Company did not grant any shares of restricted stock units.

The Company accounts for forfeitures of the restricted stock awards and restricted stock units in the period occurred.

The activity of the Company’s restricted stock awards and restricted stock units for the six months ended December 31, 2022 was as follows:

Restricted Stock Awards and Restricted Stock Units	Restricted Stock (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2022	1,312	$1.79
Granted	400	2.19
Vested	(411)	2.13
Forfeited	(3)	2.50
Outstanding at December 31, 2022	1,298	$1.80

Non-Employee Director Deferred Compensation Plan

In December 2020, the Company established the Great Elm Group, Inc. Non-Employee Directors Deferred Compensation Plan allowing non-employee directors to defer their cash and/or equity compensation under a non-revocable election for each calendar year. Such compensation is deferred until the earlier of 3 years from the original grant date of such compensation, termination of service, or death, and is payable in common stock shares. As of December 31, 2022, there were 167,939 restricted stock awards and restricted stock units that were deferred under this plan (and thus included in the number of restricted stock awards and restricted stock units outstanding as of that date), including 57,931 restricted stock awards, for which the service condition was met during the six months ended December 31, 2022.

Stock Options

The following table summarizes the Company’s option award activity as of and during the six months ended December 31, 2022:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2022	2,134	$3.68	3.34	$-
Options granted	125	3.60	-	-
Forfeited, cancelled or expired	(747)	3.60	-	-
Outstanding at December 31, 2022	1,512	$3.72	4.42	$-
Exercisable at December 31, 2022	1,439	$3.70	4.46	$-
Vested and expected to vest as of December 31, 2022	1,512	$3.72	4.42	$-

During the three and six months ended December 31, 2022, the Company recognized total stock-based compensation expense associated with all restricted stock and stock options of $0.6 million and $1.4 million, respectively. During the three and six months ended December 31, 2021, the Company recognized total stock-based compensation expense associated with all restricted stock and stock options of $1.1 million and $1.7 million, respectively.

As of December 31, 2022, the Company had unrecognized compensation costs related to all unvested restricted stock awards and stock options totaling $1.8 million.

During the six months ended December 31, 2022, the Company issued compensation to certain employees in the form of GECC common shares to be settled with GECC shares currently held by the Company. The total value of GECC shares awarded for the six months ended December 31, 2022 was $0.4 million, of which $0.1 million vested immediately, and the balance will vest annually pro-rata over a three year period. Related compensation expense was $0.1 million and $0.2 million for the three and six months ended December 31, 2022, respectively.

12. Income Taxes

As of June 30, 2022, the Company had net operating loss (NOL) carryforwards for federal income tax purposes of approximately $821 million. Following the Sale of Controlling Interest in Forest, the Forest entity ceased being part of our consolidated tax group and NOL carryforwards attributed to Forest generally became unavailable for the Company's use going forward. The Company retained approximately $154 million of the federal NOL carryforwards available to the Company as of June 30, 2022. Of these, approximately $139 million of federal NOL carryforwards will expire from 2023 through 2025. The approximately $15 million of federal NOL carryforwards generated in fiscal year 2018 or later can be carried forward indefinitely.

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

13. Commitments and Contingencies

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

14. Subsequent events

On January 3, 2023, DME Holdings, along with the minority owners of HC LLC, entered into the DME Purchase Agreement with QHM Holdings, Inc., a subsidiary of Quipt, completing the Sale of HC LLC for $80.0 million, consisting of approximately $72.8 million in cash, $5.2 million of indebtedness assumed by Quipt and $2.0 million in shares of Quipt common stock based on the 20-day volume-weighted average price of Quipt’s common stock for the period ending on and including the second business day prior to the closing of the transaction. After transaction costs and amounts distributed to non-controlling interests, cash proceeds to GEG and subsidiaries were $64.1 million, of which $19.7 million were used to repay the remaining balance of the Forest Note, including accrued interest, in full.

On January 17, the Company exercised the Put Option and sold the Investment in Forest for $26.5 million in cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

GEG is a publicly-traded, investment management company focused on growing a scalable and diversified portfolio of long-duration, permanent capital vehicles across corporate credit, specialty finance, real estate and other asset classes. GEG and its subsidiaries currently manage Great Elm Capital Corp. (GECC), a publicly-traded business development company, and Monomoy Properties UpREIT, LLC (Monomoy UpREIT), an industrial-focused real estate investment trust, in addition to other investments. The combined assets under management of these entities at December 31, 2022 was approximately $619.0 million. We continue to explore other investment management opportunities, as well as opportunities in other areas that we believe provide attractive risk-adjusted returns on invested capital. As of the date of this report, we have not entered into any binding commitments to make additional acquisitions or investments in any of these areas.

On January 3, 2023, GEG’s wholly-owned subsidiary, Great Elm DME Holdings, Inc., along with the minority owners of Great Elm Healthcare, LLC (HC LLC), entered into a purchase agreement with QHM Holdings, Inc., a subsidiary of Quipt Home Medical Corp (Quipt), to sell 100% of the outstanding membership interests in HC LLC to Quipt. The total consideration of $80.0 million consisted of approximately $72.8 million in cash, $5.2 million of indebtedness assumed by Quipt and $2.0 million in shares of Quipt common stock based on the 20-day volume-weighted average price of Quipt’s common stock for the period ending on and including the second business day prior to the closing of the transaction. The disposal group satisfied the criteria for presentation as held for sale and discontinued operations as of December 31, 2022, and as such we have recast our historically reported segment information to reflect our ongoing business as a single reportable segment and to remove the activity of discontinued operations.

On December 30, 2022, GEG and and its wholly-owned subsidiary, Great Elm FM Acquisition, Inc. (FM Acquisition), entered into a stock purchase agreement (the Stock Purchase Agreement) with J.P. Morgan Broker-Dealer Holdings Inc. (JPM) to sell 61 shares of the common stock, $0.001 par value per share, of Forest Investments, Inc. (Forest) owned by FM Acquisition and GEG, which constitute 61% of the issued and outstanding shares of Forest’s common stock, to JPM for approximately $18.4 million in cash (the Sale of Controlling Interest in Forest).

In connection with the Stock Purchase Agreement, GEG, JPM and Forest entered into an amended and restated stockholders’ agreement (the Stockholders Agreement). Pursuant to the Stockholders Agreement, from January 17, 2023 until February 17, 2023, GEG had the right (the Put Option) to sell its remaining 19% interest in Forest (Investment in Forest) for its then fair market value. On January 17, 2023, the Company exercised the Put Option and sold the Investment in Forest for approximately $26.5 million in cash.

As of June 30, 2022, we had $821 million of net operating loss (NOL) carryforwards for federal income tax purposes. Following the Sale of Controlling Interest in Forest, GEG retained approximately $154 million of these NOL carryforwards, $131 million of which expire on June 30, 2023.

COVID-19

The Company has been closely monitoring, and will continue to monitor, the impact of the COVID-19 pandemic (including new variants of COVID-19) on all aspects of its business. Given the fluidity of the pandemic, the Company cannot estimate the long-term impact of COVID-19 on its business, future results of operations, financial position or cash flows at this time. However, the operational and financial performance of the Company's business may be significantly impacted by COVID-19. The COVID-19 pandemic and preventive measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain disruptions, labor difficulties and shortages, commodity inflation and elements of economic and financial market instability in the United States and globally. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are monitored and analyzed by our management for changes in facts and circumstances, and material changes in these estimates could occur in the future. During the three and six months ended December 31, 2022 we did not make material changes in our critical accounting policies or underlying assumptions as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 as it relates to recurring transactions.

Previously reported assets and liabilities related to our Durable Medical Equipment (DME) Business, primarily consisting of HC LLC and its subsidiaries, have been reclassified as assets and liabilities held for sale on the Company's consolidated balance sheet as of June 30, 2022. In addition, the historical results of the DME Business and related activity have been presented in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended December 31, 2022 and 2021 as discontinued operations. See Note 4 – Assets and Liabilities Held for Sale and Discontinued Operations to the accompanying unaudited condensed consolidated financial statements. Following presentation of our DME Business as discontinued operations, the Company views its operations and manages its business as one operating segment, which is the business of investment management focused on growing a scalable and diversified portfolio of long-duration, permanent capital vehicles across corporate credit, specialty finance, real estate and other asset classes.

Results of Operations

The following table provides the results of our consolidated operations:

	For the three months ended December 31,			For the six months ended December 31,
(in thousands)	2022	Percent Change	2021	2022	Percent Change	2021
Revenue:	$1,879	84%	$1,021	$3,739	87%	$2,004
Operating costs and expenses:
Non-cash compensation	(645)	(47)%	(1,226)	(1,586)	(20)%	(1,994)
Transaction costs	(425)	NM	(35)	(425)	94%	(219)
Other selling, general and administrative	(3,302)	49%	(2,218)	(5,883)	44%	(4,078)
Depreciation and amortization	(295)	171%	(109)	(589)	170%	(218)
Total operating costs and expenses	(4,667)		(3,588)	(8,483)		(6,509)
Operating loss	(2,788)		(2,567)	(4,744)		(4,505)
Other income (expense):
Interest expense	(1,955)	51%	(1,293)	(3,929)	52%	(2,586)
Other income (expense)	34,205	NM	(983)	28,865	NM	(533)
Total other income (expense), net	32,250		(2,276)	24,936		(3,119)
Income (loss) before income taxes from continuing operations	$29,462		$(4,843)	$20,192		$(7,624)

Revenue

Revenues for the three and six months ended December 31, 2022 increased $0.9 million and $1.7 million, respectively, as compared to the corresponding periods in the prior year. The increase is primarily attributable to the Monomoy UpREIT management agreement acquired in May 2022.

Operating Costs and Expenses

Operating costs and expenses for the three and six months ended December 31, 2022 increased $1.1 million and $2.0 million, respectively, as compared to the corresponding periods in the prior year. This increase was mainly attributable to costs associated with servicing the recently acquired Monomoy UpREIT management agreement.

Other Expenses and Income

Interest expense for the three and six months ended December 31, 2022 increased by $0.7 million and $1.3 million, respectively, as compared to the corresponding periods in the prior year, primarily due to interest on the 7.25% notes due in 2027 issued in June 2022 (the GEGGL Notes) and on the $6.3 million promissory note issued to Imperial Capital Asset Management, LLC in May 2022 (the Seller Note), of which $3.7 million remains outstanding as of December 31, 2022.

During the three and six months ended December 31, 2022 the Company recognized $34.2 million and $28.9 million of other income (net), comprised of gain on Sale of Controlling Interest in Forest in December 2022 of $10.5 million, unrealized gain on the investment in the remaining non-controlling (19%) interest in Forest of $24.4 million recognized in December 2022, and dividends and interest income of $1.4 million and $2.9 million, respectively, partially offset by net realized and unrealized loss on investments of $22.2 million and $15.4 million, respectively. During the three and six months ended December 31, 2021, the Company recognized $1.0 million and $0.5 million of other expense (net), respectively, mainly attributed to net realized and unrealized loss on investments of $1.8 million and $1.8 million, respectively, partially offset by dividends and interest income of $0.6 million and $1.3 million, respectively, as well as net realized and unrealized gain on investments of our consolidated fund Great Elm SPAC Opportunity Fund, LLC (GESOF) of $0.2 million (during the three months ended December 31, 2021 only).

Income Taxes

We do not expect that we will owe any federal taxes for the six months ended December 31, 2022. As of June 30, 2022, the Company had net operating loss (NOL) carryforwards for federal income tax purposes of approximately $821 million. Following the Sale of Controlling Interest in Forest, the Forest entity ceased being part of our consolidated tax group and NOL carryforwards attributed to Forest generally became unavailable for the Company's use going forward. The Company retained approximately $154 million of the federal NOL carryforwards available to the Company as of June 30, 2022. Of these, approximately $139 million of federal NOL carryforwards will expire from 2023 through 2025. The approximately $15 million of federal NOL carryforwards generated in fiscal year 2018 or later can be carried forward indefinitely. The Company assesses NOL carryforwards based on taxable income on an annual basis.

Liquidity and Capital Resources

Cash Flows

Cash flows used in operating activities of our continuing operations for the six months ended December 31, 2022 were $1.6 million. The adjustments to reconcile our net income from continuing operations of $20.2 million to net cash used in operating activities included add-backs for various non-cash charges, such as $19.7 million of realized loss on our investments, $1.4 million of stock-based compensation expense, and $0.6 million of depreciation and amortization, which was offset by deduction of $35.2 million of unrealized gain on our investments, $10.5 million of gain on sale of controlling interest in Forest in December 2022, and the net negative change in our operating assets and liabilities of $0.8 million. During the six months ended December 31, 2022 we also received $1.6 million attributed to sales of investments by GESOF. Cash flows provided by operating activities of our discontinued operations for the six months ended December 31, 2022 were $2.9 million.

Cash flows used in operating activities of our continuing operations for the six months ended December 31, 2021 were $4.9 million. The net cash outflow was primarily the result of our net loss from continuing operations of $7.5 million, net negative change in our operating assets and liabilities of $1.6 million, and $0.4 million in net purchases of investments within our Consolidated Fund. These outflows were partially offset by non-cash adjustments of $1.7 million in stock-based compensation, $1.2 million in unrealized loss on investments, $0.7 million in realized loss on investments, and $0.2 million related to depreciation and amortization. Cash flows provided by operating activities of our discontinued operations for the six months ended December 31, 2021 were $8.0 million.

Cash flows provided by investing activities of our continuing operations for the six months ended December 31, 2022 were $14.7 million which is attributed to the proceeds from sale of controlling interest in Forest, net of cash sold, and contribution of $3.0 million into a portfolio fund in advance of the effective date of the underlying subscription agreement. Cash flows used in investing activities of our discontinued operations for the six months ended December 31, 2022 were $4.1 million.

Cash flows provided by investing activities of our continuing operations for the six months ended December 31, 2021 were $19 thousand and cash flows used in investing activities of our discontinued operations for the six months ended December 31, 2021 were $3.1 million.

Cash flows used in financing activities of our continuing operations for the six months ended December 31, 2022 were $19.0 million, which consisted of principal and accrued interest payments of $18.4 million on the promissory note payable to Forest, our related party, as well as distributions to non-controlling interests in GESOF of $0.6 million. Cash flows provided by financing activities of our discontinued operations for the six months ended December 31, 2022 were $0.6 million.

Cash flows provided by financing activities of our continuing operations for the six months ended December 31, 2021 were $41 thousand, while cash flows provided by financing activities of our discontinued operations for the same period were $0.5 million.

Financial Condition

As of December 31, 2022, we had an unrestricted cash balance of $19.0 million. We also held 1,569,787 shares of GECC common stock with an estimated fair value of $13.0 million as of December 31, 2022.

The completion of transactions in January 2023 discussed in Note 14 - Subsequent Events to the accompanying unaudited condensed consolidated financial statements provided an additional $70.9 million in unrestricted cash available for deployment.

Borrowings

As of December 31, 2022, the Company had $26.9 million in outstanding aggregate principal of the GEGGL Notes. The GEGGL Notes are due on June 30, 2027, and interest is paid quarterly. The GEGGL Notes include covenants that limit additional indebtedness or the payment of dividends subject to compliance with a net consolidated debt to equity ratio.

As of December 31, 2022, the Company had $37.0 million principal balance in convertible notes outstanding (including cumulative interest paid in-kind). The convertible notes are held by a consortium of investors, including related parties. The convertible notes accrue interest at 5.0% per annum, payable semiannually in arrears on June 30 and December 31, in cash or in kind at the option of the Company. The convertible notes are due on February 26, 2030, but are convertible at the option of the holders, subject to the terms therein, prior to maturity into shares of our common stock. Upon conversion of any note, the Company will pay or deliver, as the case may be, to the noteholder, in respect of each $1,000 principal amount of notes being converted, shares of common stock equal to the conversion rate in effect on the conversion date, together with cash, if applicable, in lieu of delivering any fractional share of common stock. To date, all interest on these instruments has been paid in-kind.

As of December 31, 2022, GECM had $3.7 million outstanding with respect to the Seller Note. The Seller Note is due on August 4, 2023 and is payable at GECM’s option with either cash or newly issued GEG shares (subject to shareholder approval). There are no prepayment penalties. The Seller Note bears interest at 6.5%, which is paid quarterly.

As of December 31, 2022, FM Acquisition had $19.7 million outstanding with respect to the promissory note issued by GEG and FM Acquisition in favor of Forest (the Forest Note). The Forest Note was due on March 1, 2023 but was repaid in full on January 3, 2023.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the market risks discussed in Item 7A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Item 4. Controls and Procedures.

We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that the information we are required to disclose in reports that we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting for the quarter ended December 31, 2022, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 6. Exhibits.

EXHIBIT INDEX

All references are to filings by Great Elm Group, Inc. (the registrant) with the SEC under File No. 001-39832.

Exhibit

Number Description

2.1

Agreement and Plan of Merger, dated December 21, 2020, by and among Great Elm Capital Group, Inc., Great Elm Group, Inc. and Forest Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on December 29, 2020)

2.2

Stock Purchase Agreement, dated December 30, 2022, among Great Elm FM Acquisition, Inc., Great Elm Group, Inc. and J.P. Morgan Broker-Dealer Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on January 3, 2023)

2.3

Purchase Agreement, dated January 3, 2023, among Great Elm Healthcare, LLC, Great Elm DME Holdings, Inc. and QHM Holdings Inc. (incorporated by reference to Exhibit 2.2 to the Form 8-K filed on January 3, 2023)

3.1	Certificate of Incorporation of Great Elm Group, Inc., dated October 23, 2020 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 29, 2020)

3.2	Amended and Restated Bylaws of Great Elm Group, Inc., dated November 14, 2022 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 14, 2022)

4.1

Promissory Note, dated December 29, 2022, among Great Elm FM Acquisition, Inc., Great Elm Group, Inc., and Forest Investments, Inc. (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 3, 2023)

4.2

Amended and Restated Stockholders Agreement of Forest Investments, Inc., dated December 30, 2022, among Forest Investments, Inc., Great Elm Group, Inc. and J.P. Morgan Broker Dealer-Holdings, Inc. (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on January 3, 2023)

10.1	Employment Letter, dated August 30, 2022, between Great Elm Capital Management, Inc. and Nichole Milz (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 6, 2022)

10.2

Great Elm Group, Inc. Amended and Restated 2016 Long-Term Incentive Compensation Plan (As Amended, Effective November 21, 2022) (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 21, 2022)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Materials from the Great Elm Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in inline Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-Controlling Interest, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related Notes to the Condensed Consolidated Financial Statements, tagged in detail (furnished herewith).

104	The cover page from the Great Elm Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in inline XBRL (included as Exhibit 101).

*Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT ELM GROUP, INC.

Date: February 13, 2023	/s/ Peter A. Reed
Peter A. Reed
Chief Executive Officer

Date: February 13, 2023	/s/ Brent J. Pearson
Brent J. Pearson
Chief Financial Officer