Form 10-Q
period 2023-03-31
Great Elm Group, Inc.
filed 2023-05-05
CIK 1831096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of April 27, 2023, there were 30,643,918 shares of the registrant’s common stock outstanding.

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2023 and June 30, 2022	3
	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2023 and 2022	4
	Unaudited Condensed Consolidated Statement of Stockholders’ Equity and Contingently Redeemable Non-Controlling Interest for the three months ended March 31, 2023, December 31, 2022, and September 30, 2022	5
	Unaudited Condensed Consolidated Statement of Stockholders’ Equity and Contingently Redeemable Non-Controlling Interest for the three months ended March 31, 2022, December 31, 2021, and September 30, 2021	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2023 and 2022	7
	Unaudited Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32

PART II. OTHER INFORMATION		32

Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	33
Item 6.	Exhibits	33

SIGNATURES		34

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
▪
our ability to sell the real estate properties we develop at a profit;
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
▪
changes in laws and regulations governing our operations; and
▪
other factors described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 under “Risk Factors” or as set forth from time to time in our Securities and Exchange Commission filings.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Great Elm Group, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

Dollar amounts in thousands (except per share data)

ASSETS	March 31, 2023	June 30, 2022
Current assets:
Cash and cash equivalents	$84,118	$22,281
Receivables from managed funds	2,421	2,445
Investments, at fair value (cost $41,079 and $68,766, respectively)	35,104	48,042
Prepaid and other current assets	946	665
Assets of Consolidated Fund:
Investments, at fair value (cost $2,432)	-	1,797
Prepaid expenses	-	746
Real estate under development	1,683	-
Current assets held for sale	-	8,464
Total current assets	124,272	84,440
Identifiable intangible assets, net	12,391	13,250
Right of use assets	582	733
Other assets	137	103
Non-current assets held for sale	-	69,561
Total assets	$137,382	$168,087
LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$307	$8
Accrued expenses and other liabilities	4,122	3,845
Current portion of related party payables	855	486
Current portion of lease liabilities	347	341
Liabilities of Consolidated Fund - accrued expenses and other	-	11
Current liabilities held for sale	-	15,003
Total current liabilities	5,631	19,694
Lease liabilities, net of current portion	245	472
Long term debt (face value $26,945)	25,737	25,532
Related party payables	445	1,120
Related party notes payable, net of current portion	-	6,270
Convertible notes (face value $36,987 and $36,085, including $15,019 and $15,133 held by related parties, respectively)	36,176	35,187
Redeemable preferred stock of subsidiaries (held by related parties, face value $35,010)	-	34,099
Other liabilities	691	908
Non-current liabilities held for sale	-	2,551
Total liabilities	68,925	125,833
Commitments and contingencies (Note 14)
Contingently redeemable non-controlling interest	-	2,225
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 authorized and zero outstanding	-	-
Common stock, $0.001 par value; 350,000,000 shares authorized and 30,598,911 shares issued and 29,146,053 outstanding at March 31, 2023; and 28,932,444 shares issued and 28,507,490 outstanding at June 30, 2022	29	29
Additional paid-in-capital	3,314,737	3,312,763
Accumulated deficit	(3,246,309)	(3,279,296)
Total Great Elm Group, Inc. stockholders' equity	68,457	33,496
Non-controlling interest	-	6,533
Total stockholders' equity	68,457	40,029
Total liabilities, non-controlling interest and stockholders' equity	$137,382	$168,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

Amounts in thousands (except per share data)

	For the three months ended March 31,		For the nine months ended March 31,
	2023	2022	2023	2022
Revenues	$1,898	$988	$5,637	$2,992
Operating costs and expenses:
Investment management expenses	2,593	1,592	6,893	4,748
Depreciation and amortization	281	89	870	307
Selling, general and administrative	1,893	1,582	5,441	4,620
Expenses of Consolidated Fund	-	42	46	139
Total operating costs and expenses	4,767	3,305	13,250	9,814
Operating loss	(2,869)	(2,317)	(7,613)	(6,822)
Dividends and interest income	1,520	642	4,432	1,939
Net realized and unrealized gain (loss) on investments	1,989	(3,220)	17,434	(5,055)
Net realized and unrealized loss on investments of Consolidated Fund	-	(284)	(16)	(279)
Gain on sale of controlling interest in subsidiary	-	-	10,524	-
Interest expense	(1,095)	(1,286)	(5,024)	(3,872)
(Loss) income before income taxes from continuing operations	(455)	(6,465)	19,737	(14,089)
Income tax (expense) benefit	-	(2)	(2)	83
Net (loss) income from continuing operations	(455)	(6,467)	19,735	(14,006)
Discontinued operations:
Net income from discontinued operations	12,203	332	13,202	3,818
Net income (loss)	$11,748	$(6,135)	$32,937	$(10,188)
Less: net income (loss) attributable to non-controlling interest, continuing operations	-	1,146	(1,554)	913
Less: net (loss) income attributable to non-controlling interest, discontinued operations	-	(1,372)	1,504	(754)
Net income (loss) attributable to Great Elm Group, Inc.	$11,748	$(5,909)	$32,987	$(10,347)
Basic income (loss) per share from:
Continuing operations	$(0.02)	$(0.28)	$0.74	$(0.55)
Discontinued operations	0.42	0.06	0.41	0.17
Basic net income (loss) per share	$0.40	$(0.22)	$1.15	$(0.38)
Diluted income (loss) per share from:
Continuing operations	$(0.02)	$(0.28)	$0.56	$(0.55)
Discontinued operations	0.42	0.06	0.29	0.17
Diluted net income (loss) per share	$0.40	$(0.22)	$0.85	$(0.38)
Weighted average shares outstanding
Basic	28,997	26,842	28,779	26,963
Diluted	28,997	26,842	40,673	26,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-controlling Interest (Unaudited)

Amounts in thousands

	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Group, Inc. Stockholders'	Non- controlling	Total Stockholders'	Contingently Redeemable Non-controlling
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
BALANCE, June 30, 2022	28,507	$29	$3,312,763	$(3,279,296)	$33,496	$6,533	$40,029	$2,225
Net (loss) income	-	-	-	(8,291)	(8,291)	(910)	(9,201)	662
Distributions to non-controlling interests in Consolidated Fund	-	-	-	-	-	(634)	(634)	-
Issuance of common stock related to vesting of restricted stock	267	-	-	-	-	-	-	-
Stock-based compensation	-	-	834	-	834	-	834	-
BALANCE, September 30, 2022	28,774	$29	$3,313,597	$(3,287,587)	$26,039	$4,989	$31,028	$2,887
Net income	-	-	-	29,530	29,530	108	29,638	90
Redemption of non-controlling interests upon sale of controlling interest in subsidiary	-	-	-	-	-	(2,120)	(2,120)	-
Issuance of common stock related to vesting of restricted stock	202	-	-	-	-	-	-	-
Stock-based compensation	-	-	576	-	576	-	576	-
BALANCE, December 31, 2022	28,976	$29	$3,314,173	$(3,258,057)	$56,145	$2,977	$59,122	$2,977
Net income	-	-	-	11,748	11,748	-	11,748	-
Redemption of non-controlling interests upon sale of subsidiaries	-	-	-	-	-	(2,977)	(2,977)	(2,977)
Issuance of common stock related to vesting of restricted stock	170	-	-	-	-	-	-	-
Stock-based compensation	-	-	564	-	564	-	564	-
BALANCE, March 31, 2023	29,146	$29	$3,314,737	$(3,246,309)	$68,457	$-	$68,457	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-controlling Interest (Unaudited)

Amounts in thousands

	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Group, Inc. Stockholders'	Non- controlling	Total Stockholders'	Contingently Redeemable Non-controlling
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
BALANCE, June 30, 2021	25,948	$26	$3,307,613	$(3,264,403)	$43,236	$9,549	$52,785	$2,639
Net loss	-	-	-	(200)	(200)	101	(99)	205
Issuance of interests in Consolidated Fund, net	-	-	-	-	-	527	527	-
Issuance of common stock related to vesting of restricted stock	145	-	-	-	-	-	-	-
Stock-based compensation	-	-	581	-	581	-	581	-
BALANCE, September 30, 2021	26,093	$26	$3,308,194	$(3,264,603)	$43,617	$10,177	$53,794	$2,844
Net loss	-	-	-	(4,238)	(4,238)	(24)	(4,262)	104
Redemption of interests in Consolidated Fund, net	-	-	-	-	-	(962)	(962)	-
Issuance of common stock related to vesting of restricted stock	722	1	-	-	1	-	1	-
Stock-based compensation	-	-	1,131	-	1,131	-	1,131	-
BALANCE, December 31, 2021	26,815	$27	$3,309,325	$(3,268,841)	$40,511	$9,191	$49,702	$2,948
Net loss	-	-	-	(5,909)	(5,909)	460	(5,449)	(686)
Repurchase of interests in subsidiary	-	-	(129)	-	(129)	86	(43)	-
Issuance of common stock related to vesting of restricted stock	148	-	-	-	-	-	-	-
Stock-based compensation	-	-	508	-	508	-	508	-
BALANCE, March 31, 2022	26,963	$27	$3,309,704	$(3,274,750)	$34,981	$9,737	$44,718	$2,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Dollar amounts in thousands

	For the nine months ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss) from continuing operations	$19,735	$(14,006)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	870	307
Stock-based compensation	1,974	2,220
Sales of investments by Consolidated Fund	1,558	24,523
Purchases of investments by Consolidated Fund	-	(11,687)
Stock dividends received	-	(193)
Unrealized loss on investments from Consolidated Fund	-	218
Realized loss on investments from Consolidated Fund	16	61
Unrealized (gain) loss on investments	(12,776)	4,402
Realized (gain) loss on investments	(4,658)	653
Gain on sale of controlling interest in subsidiary	(10,524)	-
Non-cash interest and amortization of capitalized issuance costs	1,737	1,071
Deferred tax expense (benefit)	4	(89)
Change in fair value of contingent consideration	180	-
Other non-cash expense, net	324	-
Changes in operating assets and liabilities:
Receivables from managed funds	(272)	81
Prepaid assets, deposits, and other assets	778	385
Real estate under development	(1,600)	-
Operating leases	(70)	(16)
Accounts payable, accrued expenses and other liabilities	(849)	(1,115)
Net cash (used in) provided by operating activities - continuing operations	(3,573)	6,815
Net cash provided by operating activities - discontinued operations	766	8,593
Net cash (used in) provided by operating activities	(2,807)	15,408
Cash flows from investing activities:
Proceeds from sale of controlling interest in subsidiary, net of cash sold	17,735	-
Purchases of investments	(3,105)	(165)
Sales of investments	26,527	187
Purchases of property and equipment	(37)	(3)
Net cash provided by investing activities - continuing operations	41,120	19
Net cash provided by (used in) investing activities - discontinued operations	67,230	(4,545)
Net cash provided by (used in) investing activities	108,350	(4,526)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

Dollar amounts in thousands

	For the nine months ended March 31,
	2023	2022
Cash flows from financing activities:
Principal payments on related party notes payable	(41,765)	-
Repurchases of interests in subsidiary	-	(43)
Distributions to non-controlling interests in Consolidated Fund	(634)	(912)
Due to broker of Consolidated Fund	-	(12,257)
Capital contributions from non-controlling interests in Consolidated Fund	-	24
Net cash used in financing activities - continuing operations	(42,399)	(13,188)
Net cash (used in) provided by financing activities - discontinued operations	(5,221)	670
Net cash used in financing activities	(47,620)	(12,518)
Net increase (decrease) in cash and cash equivalents, including cash and cash equivalents classified within current assets held for sale	57,923	(1,636)
Less: net increase in cash and cash equivalents classified within current assets held for sale	(62,775)	(4,718)
Add: cash received from discontinued operations	66,689	4,329
Net increase (decrease) in cash and cash equivalents	61,837	(2,025)
Cash and cash equivalents at beginning of period	22,281	18,745
Cash and cash equivalents at end of period	$84,118	$16,720

Cash paid for interest	$3,348	$2,397

Non-cash investing and financing activities
Lease liabilities and right of use assets arising from operating leases	$167	$-
Partial settlement of Seller Note in exchange for GECC stock	$2,609	$-
Non-cash distributions received from Consolidated Fund	$177	$-
Equity consideration upon Sale of HC LLC	$2,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2023

1. Organization

Great Elm Group, Inc. (referred to as the Company or GEG) is an alternative asset management company incorporated in Delaware. The Company operates in one segment which focuses on growing a scalable and diversified portfolio of long-duration, permanent capital vehicles across corporate credit, specialty finance, real estate and other asset classes.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Great Elm Capital Management, Inc. (GECM), Great Elm Opportunities GP, Inc. (GEO GP), Great Elm Capital GP, LLC (GEC GP), Great Elm FM Acquisition, Inc. (FM Acquisition), Great Elm DME Holdings, Inc. (DME Holdings), Great Elm DME Manager, LLC (DME Manager), and Monomoy BTS Corporation (MBTS), as well as its majority-owned subsidiaries Forest Investments, Inc. (Forest) (through December 30, 2022) and Great Elm Healthcare, LLC (HC LLC) and its wholly-owned subsidiaries (through January 3, 2023). In addition, we have determined that the Company is the primary beneficiary of certain variable interest entities, and therefore the operations of those entities have been included in our consolidated results for the relevant periods.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes that are normally included in the Company’s Form 10-K and should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022. These financial statements reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes are necessary to fairly state results for the interim periods presented. Results of operations for interim periods are not necessarily indicative of annual results of operations.

Previously reported assets and liabilities related to our Durable Medical Equipment (DME) Business, primarily consisting of HC LLC and its subsidiaries, have been reclassified as assets and liabilities held for sale on the Company's consolidated balance sheet as of June 30, 2022. In addition, the historical results of the DME Business and related activity have been presented in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2023 and 2022 as discontinued operations. See Note 4 – Assets and Liabilities Held for Sale and Discontinued Operations.

Use of Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America (US GAAP) requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates all of these estimates and assumptions. Included in these estimates and assumptions are items that relate to revenue recognition, impairment of long lived tangible and intangible assets, valuation allowance for deferred tax assets, fair value measurements including stock-based compensation and contingent consideration, and the value of lease liabilities and corresponding right of use assets. Although these and other estimates and assumptions are based on the best available information, actual results could be different from these estimates.

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

Non-controlling interests in the Company’s subsidiaries are reported as a component of liabilities for mandatorily redeemable interests, temporary equity for contingently redeemable interests or permanent equity, separate from the Company’s equity. See Note 11 – Non-Controlling Interests and Redeemable Preferred Stock of Subsidiaries. Results of operations attributable to the non-controlling interests are included in the Company’s condensed consolidated statements of operations.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments with original maturities of 90 days or less at the date of purchase. Cash equivalents consist primarily of exchange-traded money market funds and the U.S. treasury bills. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured.

Real Estate under Development

Real estate under development is classified as follows: (i) real estate under development (current), which includes real estate projects that are in the process of being developed and expected to be completed and disposed of within one year of the balance sheet date; (ii) real estate under development (non-current), which includes real estate projects that are in the process of being developed and expected to be completed and disposed of more than one year from the balance sheet date; and (iii) real estate held for sale, which includes land and completed improvements thereon that meet all of the “held for sale” criteria.

Real estate under development is carried at cost less impairment, if applicable. We capitalize costs that are directly identifiable with the specific real estate projects, including pre-acquisition and pre-construction costs, development and construction costs, taxes, and insurance. We do not capitalize any general and administrative or overhead costs, regardless of whether the costs are internal or paid to third parties. Capitalization begins when the activities related to development have begun and ceases when activities are substantially complete and the asset is available for occupancy.

Real estate under development is evaluated for impairment and losses are recorded when undiscounted cash flows estimated to be generated by an asset are less than the asset’s carrying amount. The amount of the impairment loss, if any, is calculated as the excess of the asset’s carrying value over its fair value, which is determined using a discounted cash flow analysis, management estimates or market comparisons.

Real estate held for sale is recorded at the lower of cost or fair value less cost to sell. If an asset’s fair value less cost to sell, based on discounted future cash flows, management estimates or market comparisons, is less than its carrying amount, an allowance is recorded against the asset.

Earnings per Share

The following table presents the calculation of basic and diluted income (loss) per share:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands except per share amounts)	2023	2022	2023	2022
Numerator:
Net (loss) income from continuing operations	$(455)	$(6,467)	$19,735	$(14,006)
Less: net income (loss) attributable to non-controlling interest, continuing operations	-	1,146	(1,554)	913
Numerator for basic EPS - Net (loss) income from continuing operations attributable to Great Elm Group, Inc.	$(455)	$(7,613)	$21,289	$(14,919)

Net income from discontinued operations	12,203	332	13,202	3,818
Less: net (loss) income attributable to non-controlling interest, discontinued operations	-	(1,372)	1,504	(754)
Numerator for basic EPS - Net (loss) income from discontinued operations, attributable to Great Elm Group, Inc.	$12,203	$1,704	$11,698	$4,572

Effect of dilutive securities:
Interest expense associated with Convertible Notes, continuing operations	$-	$-	$1,451	$-
Numerator for diluted EPS - Net (loss) income from continuing operations attributable to Great Elm Group, Inc., after the effect of dilutive securities	$(455)	$(7,613)	$22,740	$(14,919)

Numerator for diluted EPS - Net (loss) income from discontinued operations, attributable to Great Elm Group, Inc.	$12,203	$1,704	$11,698	$4,572

Denominator:
Denominator for basic EPS - Weighted average shares of common stock outstanding	28,997	26,842	28,779	26,963

Effect of dilutive securities:
Restricted stock	-	-	1,328	-
Convertible Notes	-	-	10,566	-
Denominator for diluted EPS - Weighted average shares of common stock outstanding after the effect of dilutive securities	28,997	26,842	40,673	26,963

Basic income (loss) per share from:
Continuing operations	$(0.02)	$(0.28)	$0.74	$(0.55)
Discontinued operations	0.42	0.06	0.41	0.17
Basic net income (loss) per share	$0.40	$(0.22)	$1.15	$(0.38)
Diluted income (loss) per share from:
Continuing operations	$(0.02)	$(0.28)	$0.56	$(0.55)
Discontinued operations	0.42	0.06	$0.29	0.17
Diluted net income (loss) per share	$0.40	$(0.22)	$0.85	$(0.38)

As of March 31, 2023, the Company had 1,270,651 potential shares of common stock issuable upon the exercise of stock options that are not included in the diluted income (loss) per share calculation because to do so would be anti-dilutive for both the three and nine months ended March 31, 2023. As of March 31, 2023, the Company had 10,652,034 potential shares of common stock issuable upon the conversion of Convertible Notes (as defined below) and 1,522,443 potential shares issuable upon vesting of restricted stock units and restricted stock awards that are not included in the diluted income (loss) per share calculation for the three months ended March 31, 2023 because to do so would be anti-dilutive.

As of March 31, 2022, the Company had 10,139,031 potential shares of common stock issuable upon the conversion of Convertible Notes and 3,159,856 potential shares issuable upon the exercise of stock options and vesting of restricted stock units and restricted stock awards that are not included in the diluted income (loss) per share calculation because to do so would be anti-dilutive.

As of March 31, 2023 and 2022, the Company had an aggregate of 1,509,885 and 579,423 issued shares, respectively, that are not considered outstanding for accounting purposes since they are unvested and subject to forfeiture by the employees at a nominal price if service milestones are not met.

Recently Issued Accounting Standards

Current Expected Credit Losses. In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326), which changes the impairment model for financial instruments, including trade receivables from an incurred loss method to a new forward looking approach, based on expected losses. The estimate of expected credit losses will require entities to incorporate considerations of historical experience, current information and reasonable and supportable forecasts. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is evaluating the potential impact that the adoption of this ASU will have on its consolidated financial statements.

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

On December 30, 2022, in connection with the Transactions with JPM, as defined below, the Company partially repaid the Forest Note in the amount of $18.4 million. As of December 31, 2022, the remaining balance, inclusive of accrued interest, due to Forest under the Forest Note was $19.7 million, which was subsequently paid in full on January 3, 2023 using the proceeds from the Sale of HC LLC (see Note 4 - Assets and Liabilities Held for Sale and Discontinued Operations).

During the three and nine months ended March 31, 2023, the Company recorded interest expense of approximately $10 thousand and $19 thousand, respectively, with respect to the Forest Note.

Sale of Controlling Interest in Forest

On December 30, 2022, GEG and FM Acquisition, entered into a stock purchase agreement (the Stock Purchase Agreement) with J.P. Morgan Broker-Dealer Holdings Inc. (JPM) to sell 61 shares of the common stock, $0.001 par value per share, of Forest owned by FM Acquisition and GEG, which constitute 61% of the issued and outstanding shares of Forest’s common stock, to JPM for approximately $18.4 million in cash (the Sale of Controlling Interest in Forest). Upon execution of the Stock Purchase Agreement, the Company deconsolidated Forest and recognized an investment in respect to its retained 19% non-controlling interest in Forest (the Investment in Forest) in the amount of $2.1 million. The following table shows calculation of the recorded gain on sale of controlling interest in subsidiary of $10.5 million on the Company's condensed consolidated statement of operations for the nine months ended March 31, 2023:

(in thousands)	December 30, 2022
Cash proceeds	$18,409
Fair value of retained 19% non-controlling interest in Forest	2,128
Carrying value of non-controlling interest prior to sale	2,120
22,657
Less: Carrying value of net assets disposed	12,133
Gain on Sale of Controlling Interest in Forest	$10,524

The Investment in Forest was determined to be an equity security measured at fair value within Level 3 of the fair value hierarchy. As a result of Forest joining the JPM consolidated group, we recognized an unrealized gain on our Investment in Forest of $24.4 million during the three and six months ended December 31, 2022 within net realized and unrealized gain (loss) on investments on the consolidated statements of operations.

The Sale of Controlling Interest in Forest did not meet the criteria for presentation as discontinued operations. The following table shows loss before income taxes of Forest, as well as loss before income taxes of Forest attributable to Great Elm Group, Inc.:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2023	2022	2023	2022
Loss before income taxes	-	(482)	(2,679)	(1,442)
Loss before income taxes attributable to Great Elm Group, Inc.	-	(1,726)	(1,133)	(2,508)

Put Option

In connection with the Stock Purchase Agreement, GEG, JPM and Forest entered into an amended and restated stockholders’ agreement (the Stockholders Agreement). Pursuant to the Stockholders Agreement, from January 17, 2023 until February 17, 2023, GEG had the right (the Put Option, together with the Sale of Controlling Interest in Forest referred to as the Transactions with JPM) to sell the Investment in Forest for the then fair market value. On January 17, 2023, the Company exercised the Put Option and sold the Investment in Forest for $26.5 million in cash, resulting in the total realized gain on our Investment in Forest for three and nine months ended March 31, 2023 of $24.4 million recorded within net realized and unrealized gain (loss) on investments on the consolidated statements of operations.

4. Assets and Liabilities Held for Sale and Discontinued Operations

On January 3, 2023, DME Holdings along with the minority owners of HC LLC, entered into a purchase agreement with QHM Holdings, Inc., a subsidiary of Quipt Home Medical Corp. (Quipt), to sell 100% of the outstanding membership interests in HC LLC to Quipt (Sale of HC LLC) for $80.0 million, consisting of approximately $72.8 million in cash, $5.2 million of indebtedness assumed by Quipt and $2.0 million in shares of Quipt common stock based on the 20-day volume-weighted average price of Quipt’s common stock for the period ending on and including the second business day prior to the closing of the transaction. After transaction costs of $2.5 million, distributions to non-controlling interests of $5.9 million, and indemnity escrow payment of $0.4 million, cash proceeds to GEG and subsidiaries were $64.1 million. The following table shows calculation of the recorded gain on Sale of HC LLC of $13.6 million:

(in thousands)	January 3, 2023
Net cash proceeds, after transaction costs and distributions to non-controlling interests	$64,093
Fair value of shares of Quipt stock	2,000
Indemnity escrow receivable attributable to GEG and subsidiaries	320
Carrying value of non-controlling interest prior to sale (permanent equity)	2,977
Carrying value of non-controlling interest prior to sale (temporary equity)	2,977
Estimated future distributions of proceeds to non-controlling interests	(1,144)
71,223
Less: Carrying value of net assets disposed	57,671
Gain on Sale of HC LLC	$13,552

The Company concluded that the disposal group satisfied the criteria for presentation as held for sale and discontinued operations as of December 31, 2022. The following table provides a reconciliation of the Company’s net income from discontinued operations presented in the condensed consolidated statements of operations:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2023	2022	2023	2022
Discontinued operations:
Durable medical equipment sales and services revenue	$-	$10,359	$21,574	$30,712
Durable medical equipment rental income	-	5,275	11,874	16,205
Net revenue	-	15,634	33,448	46,917

Cost of durable medical equipment sold and services	-	(4,362)	(8,654)	(12,731)
Cost of durable medical equipment rentals	-	(1,708)	(4,263)	(5,292)
Durable medical equipment other operating expenses	-	(8,758)	(17,519)	(23,327)
Depreciation and amortization	-	(428)	(783)	(1,324)
Transaction costs	(1,023)	-	(2,462)	(224)
Gain on sale of subsidiary	13,552	-	13,552	-
Interest expense	-	(68)	(46)	(206)
Loss on distinguishment of debt	-	-	(23)	-
Other income (expense), net	(202)	-	(192)	2
Income before income taxes from discontinued operations	12,327	310	13,058	3,815
Income tax (expense) benefit	(124)	22	144	3
Net income from discontinued operations	$12,203	$332	$13,202	$3,818

The following table provides a reconciliation of the assets and liabilities held for sale presented in the condensed consolidated balance sheet as of June 30, 2022:

(in thousands)	June 30, 2022
Cash and cash equivalents	$1,314
Accounts receivable	5,867
Inventories	898
Prepaid and other current assets	385
Current assets held for sale	$8,464

Property and equipment, net	$521
Equipment held for rental, net	7,504
Identifiable intangible assets, net	5,921
Goodwill	52,463
Right of use assets	2,989
Other assets	163
Non-current assets held for sale	$69,561

Accounts payable	$6,030
Accrued expenses and other liabilities	3,544
Deferred revenue	1,218
Current portion of lease liabilities	1,218
Current portion of equipment financing debt	2,993
Current liabilities held for sale	$15,003

Lease liabilities, net of current portion	$1,903
Redeemable preferred stock of subsidiaries	648
Non-current liabilities held for sale	$2,551

5. Revenue

The revenues from each major source are summarized in the following table:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2023	2022	2023	2022
Management fees	$1,384	$779	$4,067	$2,550
Property management fees	278	-	830	-
Administration and service fees	236	209	740	442
Total revenues	$1,898	$988	$5,637	$2,992

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

Management Fees

The Company earns management fees based on the investment management agreements GECM has with Great Elm Capital Corp. (GECC), Monomoy Properties UpREIT, LLC, the operating partnership of Monomoy Properties REIT, LLC (Monomoy UpREIT) and other private funds managed by GECM (collectively, the Funds). The performance obligation is satisfied and management fee revenue is recognized over time as the services are rendered, since the Funds simultaneously receive and consume the benefits provided as GECM performs services. Management fee rates range from 1.0% to 1.5% of the management fee assets specified within each agreement and are calculated and billed in arrears of the period, either monthly or quarterly.

Property Management Fees

Under the Monomoy UpREIT investment management agreement, GECM is also entitled to 4.0% of rent collected. These fees are collected monthly in arrears. Property management fee revenue is recognized over time as the services are provided.

Incentive Fees

The Company earns incentive fees based on the investment management agreements GECM has with GECC and Monomoy Properties II, LLC (MP II), a feeder fund of Monomoy Properties REIT, LLC. Where an investment management agreement includes both management fees and incentive fees, the performance obligation is considered to be a single obligation for both fees. Incentive fees are variable consideration associated with the investment management agreements. Incentive fees are earned based on investment performance during the period, subject to the achievement of minimum return levels or high-water marks, in accordance with the terms of the respective investment management agreements. Incentive fees are typically 20% of the performance-based metric specified within each agreement. As of March 31, 2023, there was $1.3 million in incentive fees which have been earned per the terms of the respective investment management agreements but not recognized as they are still subject to the constraints described above.

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

The Company determined that GEOF and Series A, Series B and Series C of GEOF are VIEs, and that the criteria for consolidation were only met for GEOF Series C, which was launched in November 2020 and subsequently merged into GESOF (as defined below). GEOF Series D was launched on January 1, 2023 and the Company determined that it was not a VIE. The contribution in the amount of $3.0 million made by GEG into GEOF Series D with the subscription date of January 1, 2023 was determined to be an equity method investment and the Company elected the fair value option using the net asset value (NAV) practical expedient for this instrument with all changes in NAV reported in net realized and unrealized gain (loss) on investments on the statement of operations.

GECM also served as the managing member of Great Elm SPAC Opportunity Fund, LLC (GESOF or the Consolidated Fund), a Delaware limited liability company, which was launched in February 2021, and provided administrative services and managed the investment portfolio of GESOF. The Company determined that GESOF was a VIE and that the criteria for consolidation were met during the nine months ended March 31, 2023 (through the date of its dissolution in July 2022) and the three and nine months ended March 31, 2022. The operations of the Consolidated Fund are included in our consolidated financial statements. In July 2022, GESOF liquidated and the Company received a distribution of cash and equity investments, pending final dissolution of the Consolidated Fund.

There are no consolidated funds as of March 31, 2023. See Note 2 – Summary of Significant Accounting Policies for additional details.

The Company retained the specialized investment company accounting guidance under US GAAP with respect to the Consolidated Fund during the periods it was consolidated. As such, investments of the Consolidated Fund were included in the condensed consolidated balance sheets at fair value and the net realized and unrealized gain or loss on those investments was included as a component of other income on the condensed consolidated statements of operations. Non-controlling interests in the Consolidated Fund were included in net income (loss) attributable to non-controlling interest, continuing operations.

Additionally, the Company receives dividends from its investment in GECC and Monomoy UpREIT and earns unrealized gains and losses based on the mark-to-market performance of those investments. See Note 7 – Fair Value Measurements.

The following tables summarize activity and outstanding balances between the managed investment products and the Company:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2023	2022	2023	2022
Net realized and unrealized gain (loss) on investments	$895	$(3,474)	$(7,950)	$(5,838)
Net realized and unrealized loss on investments of Consolidated Fund	-	(284)	(16)	(279)
Dividend income	849	549	3,510	1,651

(in thousands)	March 31, 2023	June 30, 2022
Dividends receivable	$300	$612
Investment management revenues receivable	1,136	1,241
Receivable for reimbursable expenses paid	985	592
Receivables from managed funds	$2,421	$2,445

Outstanding receivables are included in receivables from managed funds in the condensed consolidated balance sheets.

The Company owns 1,569,787 shares of GECC (approximately 20.6% of the outstanding shares). Certain officers and directors of GECC are also officers and directors of GEG. Matthew A. Drapkin is a director of our Board of Directors and also the Chairman of GECC's Board of Directors, and Adam M. Kleinman is our President, as well as the Chief Compliance Officer of GECC.

In October 2020, GECM entered into a shared personnel and reimbursement agreement with Imperial Capital Asset Management, LLC (ICAM). Jason W. Reese, the Executive Chairman of the Company’s Board of Directors, is the Chief Executive Officer of ICAM. Costs incurred under this agreement relate to human resources, investment management, and other administrative services provided by ICAM employees, for the benefit of the Company, and are included in investment management expenses in the condensed consolidated statements of operations. During the three and nine months ended March 31, 2023 such costs were $0.4 million and $1.1 million, respectively. During the three and nine months ended March 31, 2022 such costs were $0.4 million and $0.7 million, respectively.

On August 31, 2021, the Company entered into a financial advisory agreement with Imperial Capital, LLC. The agreement included a retainer fee of $0.1 million which was paid in October 2021. In addition, the agreement included a success-based fee upon a sale of HC LLC. Upon completion of the Sale of HC LLC on January 3, 2023, a success fee of $0.7 million was paid to Imperial Capital, LLC. Jason W. Reese is the Co-Founder of Imperial Capital, LLC.

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

All financial assets or liabilities that are measured at fair value on a recurring and non-recurring basis have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. The assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized in the tables below:

	Fair Value as of March 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investments	$17,282	$-	$-	$17,282
Total assets within the fair value hierarchy	$17,282	$-	$-	$17,282
Investments valued at net asset value				$17,822
Total assets				$35,104
Liabilities:
Contingent consideration liability	$-	$-	$1,300	$1,300
Total liabilities	$-	$-	$1,300	$1,300

	Fair Value as of June 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investments	$27,678	$-	$-	$27,678
Equity investments of Consolidated Fund	1,797	-	-	1,797
Total assets within the fair value hierarchy	$29,475	$-	$-	$29,475
Investments valued at net asset value				$20,364
Total assets				$49,839
Liabilities:
Contingent consideration liability	$-	$-	$1,120	$1,120
Total liabilities	$-	$-	$1,120	$1,120

There were no transfers between levels of the fair value hierarchy during the three and nine months ended March 31, 2023 and 2022.

The following is a reconciliation of changes in contingent consideration, a Level 3 liability:

(in thousands)	For the three months ended March 31, 2023	For the nine months ended March 31, 2023
Beginning balance	$1,180	$1,120
Change in fair value	120	180
Ending balance	$1,300	$1,300

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

Investments in private funds

The Company values investments in private funds using NAV as reported by each fund’s investment manager. The private funds calculate NAV in a manner consistent with the measurement principles of FASB Accounting Standards Codification (ASC) Topic 946, Financial Services – Investment Companies, as of the valuation date. Investments valued using NAV as a practical expedient are not categorized within the fair value hierarchy.

As of March 31, 2023, investments in private funds primarily consisted of our investment in Monomoy UpREIT and GEOF Series D. As of June 30, 2022, investments in private funds primarily consisted of our investment in Monomoy UpREIT. Monomoy UpREIT allows redemptions annually with 90 days’ notice, subject to a one-year lockup from the date of initial investment, which are capped at 5% of its NAV. GEOF Series D allows withdrawals annually and there is no set duration for the private fund. As of March 31, 2023, there were no unfunded commitments.

Contingent consideration

In conjunction with the acquisition of the Monomoy UpREIT investment management agreement, the Company entered into a contingent consideration agreement that requires the Company to pay up to $2.0 million if certain fee revenue thresholds are achieved during fiscal years ending June 30, 2023 and 2024. The Company estimated the fair value of the contingent consideration using a Monte Carlo simulation model. The key assumptions in applying the Monte Carlo simulation model as of March 31, 2023 and June 30, 2022 included revenue forecasts, volatility of 20.2% and 19.6%, respectively, and a discount rate of 7.75% and 6.5%, respectively. As of March 31, 2023, the contingent consideration of $1.3 million was included within the current portion of related party payables and related party payables in the condensed consolidated balance sheet. As of June 30, 2022, the contingent consideration of $1.1 million was included within the related party payables in the condensed consolidated balance sheet.

See Note 9 - Borrowings for additional discussion related to the fair value of our notes payable and other long-term debt. The carrying value of all other financial assets and liabilities approximate their fair values.

8. Real Estate under Development

In January 2023, MBTS completed purchases of certain land parcels located in Canton, Mississippi, and Midway, Florida. Contemporaneously with the land purchases, MBTS entered into commercial lease agreements, as a lessor, in respect to the land parcels and build-to-suit improvements to be constructed thereon. The leases will commence upon substantial completion of the build-to-suit development, which is expected not later than the first calendar quarter of 2024. We intend to sell the land and improvements with the attached leases at or close to the respective lease commencement date.

During the three and nine months ended March 31, 2023, the Company capitalized costs of $1.7 million within real estate under development (current) on its balance sheet, representing the cost of land and development and construction costs directly identifiable with the two real estate projects.

9. Borrowings

As of March 31, 2023, the Company did not have any outstanding related party borrowings. Related party borrowings of the Company's subsidiaries as of June 30, 2022, are summarized in the following table:

(in thousands)	Borrower	June 30, 2022
Seller Note	GECM	$6,270
Total principal		$6,270
Unamortized debt issuance cost		-
Total related party notes payable		6,270
Less current portion of related party notes payable		-
Related party notes payable, net of current portion		$6,270

The Company’s and subsidiaries’ other outstanding borrowings are summarized in the following table:

(in thousands)	Borrower	March 31, 2023	June 30, 2022
GEGGL Notes	GEG	$26,945	$26,945
Total principal		$26,945	$26,945
Unamortized debt discounts and issuance costs		(1,208)	(1,413)
Long term debt		25,737	25,532

During the three and nine months ended March 31, 2023, the Company incurred interest expense of $0.6 million and $1.9 million, respectively, on related-party and other borrowings. During the three and nine months ended March 31, 2022, the Company did not have any related-party or other borrowings. See Note 10 – Convertible Notes for interest expense on Convertible Notes and Note 11 – Non-Controlling Interests and Redeemable Preferred Stock of Subsidiaries for interest expense on the preferred stock of subsidiaries.

The Company’s aggregate future required principal debt repayments are summarized in the following table:

(in thousands)	Principal Due
For the three months ending June 30, 2023	$-
For the year ending June 30, 2024	-
For the year ending June 30, 2025	-
For the year ending June 30, 2026	-
For the year ending June 30, 2027	26,945
Thereafter	-
Total	$26,945

Additional details of each borrowing are discussed below.

Seller Note

On May 4, 2022 as part of the consideration paid to acquire the Monomoy UpREIT investment management agreement, GECM issued ICAM a $6.3 million promissory note (the Seller Note). The Seller Note was due on August 4, 2023 and had no prepayment penalties. The Seller Note bore interest of 6.5% per annum, which was paid quarterly.

In August and December 2022, the Company settled the principal amount of $0.6 million and $2.0 million, respectively, by transferring 50,000 and 200,000 shares of GECC stock, respectively. In February 2023, the Company repaid the remaining principal of $3.7 million in full.

GEGGL Notes

On June 9, 2022, we issued $26.9 million in aggregate principal amount of 7.25% notes due 2027 (the GEGGL Notes), which included $1.9 million of GEGGL Notes issued in connection with the partial exercise of the underwriters’ over-allotment option. The GEGGL Notes are unsecured obligations and rank: (i) pari passu, or equal, with the Convertible Notes and any future outstanding unsecured unsubordinated indebtedness; (ii) senior to any of our indebtedness that expressly provides it is subordinated to the GEGGL Notes; (iii) effectively subordinated to any future secured indebtedness; and (iv) structurally subordinated to any future indebtedness and other obligations of any of our current and future subsidiaries. We pay interest on the GEGGL Notes on March 31, June 30, September 30 and December 31 of each year. The GEGGL Notes will mature on June 30, 2027. The GEGGL Notes can be called on, or after, June 30, 2024. Holders of the GEGGL Notes do not have the option to have the notes repaid prior to the stated maturity date. The GEGGL Notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof.

The GEGGL Notes include covenants that limit additional indebtedness or the payment of dividends subject to compliance with a net consolidated debt to equity ratio of 2:1. As of March 31, 2023 our net consolidated debt to equity ratio is -0.29:1.00.

10. Convertible Notes

As of March 31, 2023 and June 30, 2022, the total outstanding principal balance of convertible notes due on February 26, 2030 (the Convertible Notes) was $37.0 million and $36.1 million, respectively, including cumulative interest paid in-kind. The Convertible Notes are held by a consortium of investors, including $15.0 million issued to certain related parties as of March 31, 2023.

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

The embedded conversion feature in the Convertible Notes qualifies for the scope exception to derivative accounting in FASB ASC Topic 815, Derivatives and Hedging, for certain contracts involving a reporting entity’s own equity. The Company incurred $1.2 million in issuance costs on the original issuance. The debt issuance costs are being amortized over the 10-year term and are netted with the principal balance on our condensed consolidated balance sheets. As of March 31, 2023 and June 30, 2022, the remaining balance of unamortized debt issuance costs was $0.8 million and $0.9 million, respectively.

During the three and nine months ended March 31, 2023, the Company incurred interest expense of $0.5 million and $1.5 million, respectively, related to the Convertible Notes, inclusive of non-cash interest related to amortization of debt issuance costs. During the three and nine months ended March 31, 2022, the Company incurred interest expense of $0.4 million and $1.3 million, respectively, related to the Convertible Notes, inclusive of non-cash interest related to amortization of debt issuance costs.

11. Non-Controlling Interests and Redeemable Preferred Stock of Subsidiaries

Non-Controlling Interests

Holders of non-controlling interests in a subsidiary of the Company hold certain rights, which result in the classification of the securities as either liability, temporary equity, or permanent equity. The following table summarizes the non-controlling interest balances on the condensed consolidated balance sheets:

(in thousands)	March 31, 2023	June 30, 2022
HC LLC
Temporary equity	-	2,225
Permanent equity	-	2,225
Total HC LLC	-	4,450
Consolidated Fund
Permanent equity	-	642
Forest
Permanent equity	-	3,666
Total non-controlling interests	$-	$8,758

The following table summarizes the net (loss) income attributable to the non-controlling interests on the condensed consolidated statements of operations:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2023	2022	2023	2022
HC LLC
Temporary equity	-	(686)	752	(377)
Permanent equity	-	(686)	752	(377)
Total HC LLC	-	(1,372)	1,504	(754)
GEC GP
Permanent equity	-	(3)	-	(7)
Consolidated Fund
Permanent equity	-	(95)	(8)	(146)
Forest
Permanent equity	-	1,244	(1,546)	1,066
Total net (loss) income attributable to non-controlling interest	$-	$(226)	$(50)	$159

HC LLC – Non-controlling interest classified as temporary equity

The Company issued a 9.95% common stock equity ownership in HC LLC. The holder of the interest had board observer rights for the HC LLC board of directors, but no voting rights. HC LLC had the right of first offer if the holder desired to sell the security and in the event of a sale of HC LLC, the holder was obligated to sell their securities (drag along rights) and had the right to participate in sales of HC LLC securities (tag along rights). In addition, upon the seventh anniversary of issuance date, if (i) the holder owned at least 50% of the common shares issued to it at the closing of the transaction, (ii) an initial public offering of HC LLC had not commenced and (iii) the holder had not had an earlier opportunity to sell its shares at their fair market value, the holder had the right to request a marketing process for a sale of HC LLC and had the right to put its common shares to HC LLC at the price for such shares implied by such marketing process. The Company also had the right to call the holder’s common shares at such price. The holder of the non-controlling interest was entitled to participate in earnings of HC LLC and was not required to fund losses. As the redemption was contingent upon future events outside of the Company’s control which were not probable, the Company classified the non-controlling interest as temporary equity at its fair value on the date of issuance, adjusted for any earnings in HC LLC. As of March 31, 2023, no non-controlling interest was outstanding following the Sale of HC LLC on January 3, 2023. Refer to Note 4 - Assets and Liabilities Held for Sale and Discontinued Operations for details on the Sale of HC LLC to Quipt.

HC LLC – Non-controlling interest classified as permanent equity

The Company issued a 9.95% common stock equity ownership in HC LLC. The rights were consistent with the non-controlling interest classified as temporary equity, other than the holder not having a contingent put right. Accordingly, the Company classified the non-controlling interest as permanent equity at its fair value on the date of issuance, adjusted for any earnings in HC LLC. As of March 31, 2023, no non-controlling interest was outstanding following the Sale of HC LLC on January 3, 2023. Refer to Note 4 - Assets and Liabilities Held for Sale and Discontinued Operations for details on the Sale of HC LLC to Quipt.

GEC GP – Non-controlling interest classified as permanent equity

GEC GP owned the rights to the profit sharing agreement with GECM as well as an intercompany obligation under a senior secured note payable issued by Great Elm GECC GP Corp in consideration for the assets acquired from MAST Capital Management, LLC. During the three months ended March 31, 2022, the Company purchased the remaining shares of GEC GP. As of March 31, 2023, no non-controlling interest was outstanding.

Forest – Non-controlling interest classified as permanent equity

In December 2020, the Company sold to JPM a 20.0% common stock interest in Forest in exchange for $2.7 million. As of March 31, 2023, no non-controlling interest was outstanding following the Sale of Controlling Interest in Forest. See Note 3 - Forest Note and Transactions with JPM.

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

Redeemable Preferred Stock of Subsidiaries

Forest Preferred Stock classified as a liability

On December 29, 2020, Forest issued 35,010 shares of preferred stock in Forest with a face value of $1,000 per share at issuance (Forest Preferred Stock). The preferred shares provided for a 9% annual dividend, which was payable quarterly. As the preferred shares were mandatorily redeemable by the Company at their face value of $1,000 per share on December 29, 2027, or at a 0-3% premium decreasing over time based upon the occurrence of certain redemption events prior to December 29, 2027, the security was classified as a liability in the condensed consolidated balance sheet as of June 30, 2022. Following the Sale of Controlling Interest in Forest on December 30, 2022, there was no outstanding balance in respect to Forest Preferred Stock. See Note 3 - Forest Note and Transactions with JPM.

The dividends on Forest Preferred Stock were included in interest expense in the condensed consolidated statements of operations. During the nine months ended March 31, 2023, the Company recorded interest expense, inclusive of non-cash interest related to amortization of discounts and debt issuance costs, of $1.7 million related to Forest Preferred Stock. No interest expense was recorded during the three months ended March 31, 2023 following the Sale of Controlling Interest in Forest on December 30, 2022. During the three and nine months ended March 31, 2022, the Company recorded interest expense, inclusive of non-cash interest related to amortization of discounts and debt issuance costs, of $0.8 million and $2.5 million, respectively, related to Forest Preferred Stock.

12. Stockholders’ Equity

Restricted Stock Awards and Restricted Stock Units

Restricted stock awards have vesting terms between 1-3 years and are subject to service requirements. During the three and nine months ended March 31, 2023, the Company granted 563,351 and 963,299 restricted stock awards, respectively.

Restricted stock units are subject to service requirements. During the three and nine months ended March 31, 2023 the Company did not grant any shares of restricted stock units.

The Company accounts for forfeitures of the restricted stock awards and restricted stock units in the period occurred.

The activity of the Company’s restricted stock awards and restricted stock units for the nine months ended March 31, 2023 was as follows:

Restricted Stock Awards and Restricted Stock Units	Restricted Stock (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2022	1,312	$1.79
Granted	963	2.20
Vested	(581)	2.15
Forfeited	(5)	3.07
Outstanding at March 31, 2023	1,689	$1.90

Non-Employee Director Deferred Compensation Plan

In December 2020, the Company established the Great Elm Group, Inc. Non-Employee Directors Deferred Compensation Plan allowing non-employee directors to defer their cash and/or equity compensation under a non-revocable election for each calendar year. Such compensation is deferred until the earlier of 3 years from the original grant date of such compensation, termination of service, or death, and is payable in common stock shares. As of March 31, 2023, there were 167,939 restricted stock awards and restricted stock units that were deferred under this plan (and thus included in the number of restricted stock awards and restricted stock units outstanding as of that date), including 57,931 restricted stock awards, for which the service condition was met during the nine months ended March 31, 2023.

Stock Options

The following table summarizes the Company’s option award activity as of and during the nine months ended March 31, 2023:

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2022	2,134	$3.68	3.34	$-
Options granted	125	3.60	-	-
Forfeited, cancelled or expired	(988)	3.63	-	-
Outstanding at March 31, 2023	1,271	$3.72	4.19	$-
Exercisable at March 31, 2023	1,439	$3.71	4.20	$-
Vested and expected to vest as of March 31, 2023	1,271	$3.72	4.19	$-

During the three and nine months ended March 31, 2023, the Company recognized total stock-based compensation expense associated with all restricted stock and stock options of $0.6 million and $2.0 million, respectively. During the three and nine months ended March 31, 2022, the Company recognized total stock-based compensation expense associated with all restricted stock and stock options of $0.5 million and $2.2 million, respectively.

As of March 31, 2023, the Company had unrecognized compensation costs related to all unvested restricted stock awards and stock options totaling $2.5 million.

During the nine months ended March 31, 2023, the Company issued compensation to certain employees in the form of GECC common shares to be settled with GECC shares currently held by the Company. The total value of GECC shares awarded for the nine months ended March 31, 2023 was $0.4 million, of which $0.1 million vested immediately, and the balance will vest annually pro-rata over a three year period. Related compensation expense was $0.1 million and $0.3 million for the three and nine months ended March 31, 2023, respectively.

During the three and nine months ended March 31, 2023, the Company issued compensation to certain employees in the form of restricted membership interest rights in MP II to be settled with the membership interest currently held by the Company. The total value of the MP II restricted membership interests awarded for the three and nine months ended March 31, 2023 was $0.1 million, which will vest on the third anniversary of the grant date. Related compensation expense was $11 thousand for the three and nine months ended March 31, 2023.

13. Income Taxes

As of June 30, 2022, the Company had net operating loss (NOL) and capital loss carryforwards for federal income tax purposes of approximately $821 million. Following the Sale of Controlling Interest in Forest, the Forest entity ceased being part of our consolidated tax group and NOL carryforwards attributed to Forest generally became unavailable for the Company's use going forward. The Company retained approximately $154 million of the federal carryforwards available to the Company as of June 30, 2022. Of these, approximately $139 million of federal NOL carryforwards will expire from 2023 through 2025 (including approximately $131 million that will expire on June 30, 2023). Federal NOL carryforwards generated in fiscal year 2018 or later of approximately $7 million can be carried forward indefinitely. Capital loss carryforwards of approximately $8 million can be carried forward through 2027.

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

14. Commitments and Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

GEG is a publicly-traded alternative asset management company focused on growing a scalable and diversified portfolio of long-duration, permanent capital vehicles across corporate credit, specialty finance, real estate and other asset classes. GEG and its subsidiaries currently manage Great Elm Capital Corp. (GECC), a publicly-traded business development company, and Monomoy Properties UpREIT, LLC (Monomoy UpREIT), an industrial-focused real estate investment trust, in addition to other investments. The combined assets under management of these entities at March 31, 2023 was approximately $630.7 million. The total level of our assets under management could be adversely affected by conditions outside of our control, including a decline in the market value of our assets under management, due to declines or heightened volatility in the capital markets, fluctuations in interest rates, the current inflationary environment, and other market factors, as well as financial crises, political or diplomatic developments in the U.S. or globally, including rising trade tensions between the U.S. and China, pandemics or other public health crises, such as a potential resurgence of COVID-19 or another similar highly infectious or contagious disease, trade wars, social or civil unrest, insurrection, war, including the ongoing conflict between Russia and Ukraine which has significantly impacted the global economy and financial markets, terrorism, natural disasters, or risks associated with global climate change.

We continue to explore other investment management opportunities, as well as opportunities in other areas that we believe provide attractive risk-adjusted returns on invested capital. As of the date of this report, we have not entered into any binding commitments to make additional acquisitions or investments in any of these areas.

On December 30, 2022, GEG and its wholly-owned subsidiary, Great Elm FM Acquisition, Inc. (FM Acquisition), entered into a stock purchase agreement (the Stock Purchase Agreement) with J.P. Morgan Broker-Dealer Holdings Inc. (JPM) to sell 61 shares of the common stock, $0.001 par value per share, of Forest Investments, Inc. (Forest) owned by FM Acquisition and GEG, which constitute 61% of the issued and outstanding shares of Forest’s common stock, to JPM for approximately $18.4 million in cash (the Sale of Controlling Interest in Forest).

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

On January 3, 2023, GEG’s wholly-owned subsidiary, Great Elm DME Holdings, Inc., along with the minority owners of Great Elm Healthcare, LLC (HC LLC), entered into a purchase agreement with QHM Holdings, Inc., a subsidiary of Quipt Home Medical Corp (Quipt), to sell 100% of the outstanding membership interests in HC LLC to Quipt (the Sale of HC LLC) for $80.0 million, consisting of approximately $72.8 million in cash, $5.2 million of indebtedness assumed by Quipt and $2.0 million in shares of Quipt common stock based on the 20-day volume-weighted average price of Quipt’s common stock for the period ending on and including the second business day prior to the closing of the transaction. After transaction costs of $2.5 million, distributions to non-controlling interests of $5.9 million, and indemnity escrow payment of $0.4 million, cash proceeds to GEG and subsidiaries were $64.1 million. The disposal group satisfied the criteria for presentation as held for sale and discontinued operations through the date of sale, and as such our historical segment information was recast to reflect our ongoing business as a single reportable segment and to remove the activity of discontinued operations.

In January 2023, Monomoy BTS Corporation (MBTS) completed purchases of certain land parcels located in Canton, Mississippi, and Midway, Florida. Contemporaneously with the land purchases, MBTS entered into commercial lease agreements, as a lessor, in respect to the land parcels and build-to-suit improvements to be constructed thereon. The leases will commence upon substantial completion of the build-to-suit development, which is expected not later than the first calendar quarter of 2024. We intend to sell the land and improvements with the attached leases at or close to the respective lease commencement date. During the three and nine months ended March 31, 2023, the Company capitalized costs of $1.7 million within real estate under development (current) on its balance sheet, representing the cost of land and development and construction costs directly identifiable with the two real estate projects.

As of June 30, 2022, we had $821 million of net operating loss (NOL) and capital loss carryforwards for federal income tax purposes. Following the Sale of Controlling Interest in Forest, GEG retained approximately $154 million of these carryforwards, $131 million of which expire on June 30, 2023.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are monitored and analyzed by our management for changes in facts and circumstances, and material changes in these estimates could occur in the future. During the three and nine months ended March 31, 2023 we did not make material changes in our critical accounting policies or underlying assumptions as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 as it relates to recurring transactions.

Previously reported assets and liabilities related to our Durable Medical Equipment (DME) Business, primarily consisting of HC LLC and its subsidiaries, have been reclassified as assets and liabilities held for sale on the Company's consolidated balance sheet as of June 30, 2022. In addition, the historical results of the DME Business and related activity have been presented in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2023 and 2022 as discontinued operations. See Note 4 – Assets and Liabilities Held for Sale and Discontinued Operations to the accompanying unaudited condensed consolidated financial statements. Following presentation of our DME Business as discontinued operations, the Company views its operations and manages its business as one operating segment focused on growing a scalable and diversified portfolio of long-duration, permanent capital vehicles across corporate credit, specialty finance, real estate and other asset classes.

Results of Operations

The following table provides the results of our consolidated operations:

	For the three months ended March 31,			For the nine months ended March 31,
(in thousands)	2023	Percent Change	2022	2023	Percent Change	2022
Revenue:	$1,898	92%	$988	$5,637	88%	$2,992
Operating costs and expenses:
Non-cash compensation	(660)	14%	(578)	(2,246)	(13)%	(2,572)
Transaction costs	-	(100)%	(92)	(425)	(21)%	(535)
Other selling, general and administrative	(3,826)	50%	(2,546)	(9,709)	52%	(6,400)
Depreciation and amortization	(281)	NM	(89)	(870)	183%	(307)
Total operating costs and expenses	(4,767)		(3,305)	(13,250)		(9,814)
Operating loss	(2,869)		(2,317)	(7,613)		(6,822)
Other income (expense):
Interest expense	(1,095)	(15)%	(1,286)	(5,024)	30%	(3,872)
Other income (expense)	3,509	NM	(2,862)	32,374	NM	(3,395)
Total other income (expense), net	2,414		(4,148)	27,350		(7,267)
(Loss) income before income taxes from continuing operations	$(455)		$(6,465)	$19,737		$(14,089)

Revenue

Revenues for the three and nine months ended March 31, 2023 increased $0.9 million and $2.6 million, respectively, as compared to the corresponding periods in the prior year. The increase is primarily attributable to the Monomoy UpREIT management agreement acquired in May 2022.

Operating Costs and Expenses

Operating costs and expenses for the three and nine months ended March 31, 2023 increased $1.5 million and $3.4 million, respectively, as compared to the corresponding periods in the prior year. This increase was mainly attributable to costs associated with servicing the recently acquired Monomoy UpREIT management agreement.

Other Expenses and Income

Interest expense for the three months ended March 31, 2023 decreased by $0.2 million, compared to the corresponding period in the prior year, as there was no interest expense related to the 35,010 shares of preferred stock issued by Forest to JPM on December 29, 2020 (the Forest Preferred Stock) after the Sale of Controlling Interest in Forest on December 30, 2022, which was partially offset by interest expense on the 7.25% notes due in 2027 issued in June 2022 (the GEGGL Notes) and on the $6.3 million promissory note issued to Imperial Capital Asset Management, LLC in May 2022 (the Seller Note) (fully repaid in February 2023). Interest expense for the nine months ended March 31, 2023 increased by $1.2 million, primarily due to interest on the GEGGL Notes and Seller Note, which was partially offset by decrease in interest expense on the Forest Preferred Stock following the Sale of Controlling Interest in Forest on December 30, 2022.

During the three months ended March 31, 2023, the Company recognized $3.5 million of other income (net), comprised of net realized and unrealized gain on investments of $2.0 million and dividends and interest income of $1.5 million. During the nine months ended March 31, 2023, the Company recognized $32.4 million of other income (net), comprised of gain on Sale of Controlling Interest in Forest of $10.5 million, unrealized gain on the Investment in Forest of $24.4 million recognized in December 2022, and dividends and interest income of $4.4 million, partially offset by net realized and unrealized loss on investments (excluding the Investment in Forest) of $6.9 million. During the three and nine months ended March 31, 2022, the Company recognized $2.9 million and $3.4 million of other expense (net), respectively, mainly attributed to net realized and unrealized loss on investments of $3.2 million and $5.1 million, respectively, and net realized and unrealized loss on investments of our consolidated fund, Great Elm SPAC Opportunity Fund, LLC (GESOF), of $0.3 million in both periods, partially offset by dividends and interest income of $0.6 million and $1.9 million, respectively.

Income Taxes

We do not expect that we will owe any federal taxes for the nine months ended March 31, 2023. As of June 30, 2022, the Company had net operating loss (NOL) and capital loss carryforwards for federal income tax purposes of approximately $821 million. Following the Sale of Controlling Interest in Forest, the Forest entity ceased being part of our consolidated tax group and NOL carryforwards attributed to Forest generally became unavailable for the Company's use going forward. The Company retained approximately $154 million of the federal carryforwards available to the Company as of June 30, 2022. Of these, approximately $139 million of federal NOL carryforwards will expire from 2023 through 2025 (including approximately $131 million that will expire on June 30, 2023). Federal NOL carryforwards generated in fiscal year 2018 or later of approximately $7 million can be carried forward indefinitely. Capital loss carryforwards of approximately $8 million can be carried forward through 2027. The Company assesses NOL and capital loss carryforwards based on taxable income on an annual basis.

Liquidity and Capital Resources

Cash Flows

Cash flows used in operating activities of our continuing operations for the nine months ended March 31, 2023 were $3.6 million. The adjustments to reconcile our net income from continuing operations of $19.7 million to net cash used in operating activities included add-backs for various non-cash charges, such as $2.0 million of stock-based compensation expense, $1.7 million of non-cash interest and amortization of capitalized issuance costs, and $0.9 million of depreciation and amortization, which was offset by deduction of $12.8 million of unrealized gain on our investments, $4.7 million of realized gain on our investments, $10.5 million of gain on Sale of Controlling Interest in Forest in December 2022, and the net negative change in our operating assets and liabilities of $2.0 million. During the nine months ended March 31, 2023 we also received $1.6 million attributed to sales of investments by GESOF. Cash flows provided by operating activities of our discontinued operations for the nine months ended March 31, 2023 were $0.8 million.

Cash flows provided by operating activities of our continuing operations for the nine months ended March 31, 2022 were $6.8 million. The net cash inflow was primarily the result of sales of investments by GESOF of $24.5 million, and non-cash adjustments of $2.2 million in stock-based compensation, $4.4 million in unrealized loss on investments, $0.7 million in realized loss on investments, $1.1 million of non-cash interest and amortization of capitalized issuance costs, $0.3 million related to depreciation and amortization, and $0.3 million of net realized and unrealized loss on investments of GESOF, partially offset by our net loss from continuing operations of $14.0 million, net negative change in our operating assets and liabilities of $0.7 million, and $11.7 million in purchases of investments by GESOF. The cash flows provided by operating activities of our discontinued operations for the nine months ended March 31, 2022 were $8.6 million.

Cash flows provided by investing activities of our continuing operations for the nine months ended March 31, 2023 were $41.1 million which is attributed to the combined proceeds from sale of Forest, net of cash sold, of $44.3 million, partially offset by purchases of investments of $3.1 million. Cash flows provided by investing activities of our discontinued operations for the nine months ended March 31, 2023 of $67.2 million were primarily attributed to the cash proceeds from the Sale of HC LLC, net of cash sold and before transaction costs and distributions to non-controlling interests, of $71.3 million, partially offset by other investing activities of our DME Business.

Cash flows provided by investing activities of our continuing operations for the nine months ended March 31, 2022 were $19 thousand and cash flows used in investing activities of our discontinued operations for the nine months ended March 31, 2022 were $4.5 million.

Cash flows used in financing activities of our continuing operations for the nine months ended March 31, 2023 were $42.4 million, which consisted of principal payments of $38.1 million on the promissory note issued to Forest on December 29, 2022 and fully repaid by January 3, 2023, and principal payments of $3.7 million on the Seller Note, as well as distributions to non-controlling interests in GESOF of $0.6 million. Cash flows used in financing activities of our discontinued operations for the nine months ended March 31, 2023 of $5.2 million were primarily attributed to distributions to non-controlling interests upon Sale of HC LLC of $5.9 million.

Cash flows used in financing activities of our continuing operations for the nine months ended March 31, 2022 were $13.2 million, primarily attributed to payments to the broker of GESOF of $12.3 million and distributions to non-controlling interests in GESOF of $0.9 million, while cash flows provided by financing activities of our discontinued operations for the same period were $0.7 million.

Financial Condition

As of March 31, 2023, we had an unrestricted cash balance of $84.1 million. We also held 1,569,787 shares of GECC common stock with an estimated fair value of $14.1 million as of March 31, 2023.

We believe we have sufficient liquidity available to meet our short-term and long-term obligations for at least the next 12 months.

Borrowings

As of March 31, 2023, the Company had $26.9 million in outstanding aggregate principal of the GEGGL Notes. The GEGGL Notes are due on June 30, 2027, and interest is paid quarterly. The GEGGL Notes include covenants that limit additional indebtedness or the payment of dividends in the event that our net consolidated debt to equity ratio is, or would be on a pro forma basis, greater than 2 to 1. In addition, if our net consolidated debt to equity ratio is greater than 2 to 1 at the end of any calendar quarter, we must retain no less than 10% of our excess cash flow as cash and cash equivalents until such time as our net consolidated debt to equity ratio is less than 2 to 1 at the end of a calendar quarter.

As of March 31, 2023, the Company had $37.0 million principal balance in convertible notes outstanding (including cumulative interest paid in-kind). The convertible notes are held by a consortium of investors, including related parties. The convertible notes accrue interest at 5.0% per annum, payable semiannually in arrears on June 30 and December 31, in cash or in kind at the option of the Company. The convertible notes are due on February 26, 2030, but are convertible at the option of the holders, subject to the terms therein, prior to maturity into shares of our common stock. Upon conversion of any note, the Company will pay or deliver, as the case may be, to the noteholder, in respect of each $1,000 principal amount of notes being converted, shares of common stock equal to the conversion rate in effect on the conversion date, together with cash, if applicable, in lieu of delivering any fractional share of common stock. To date, all interest on these instruments has been paid in-kind.

Recent Developments

On May 4, 2023, Peter A. Reed resigned as GEG’s Chief Executive Officer, effective immediately following the filing of GEG’s Form 10-Q for the fiscal quarter ended March 31, 2023. Following his resignation, Mr. Reed entered into a consulting agreement with GEG to provide transition services to the Company for a period of twelve months. On May 4, 2023, the Board appointed Jason Reese, the Executive Chairman of GEG’s Board of Directors since 2020, as Chairman and Chief Executive Officer of GEG, effective immediately following Mr. Reed’s resignation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the market risks discussed in Item 7A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Item 4. Controls and Procedures.

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that the information we are required to disclose in reports that we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting for the quarter ended March 31, 2023, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

101

Materials from the Great Elm Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in inline Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-Controlling Interest, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related Notes to the Condensed Consolidated Financial Statements, tagged in detail (furnished herewith).

104	The cover page from the Great Elm Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in inline XBRL (included as Exhibit 101).

*Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT ELM GROUP, INC.

Date: May 5, 2023	/s/ Peter A. Reed
Peter A. Reed
Chief Executive Officer

Date: May 5, 2023	/s/ Brent J. Pearson
Brent J. Pearson
Chief Financial Officer