Form 10-K
period 2023-06-30
Great Elm Group, Inc.
filed 2023-09-20
CIK 1831096

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on December 30, 2022, was $36,204,379. This number does not include shares of common stock held by our investors Imperial Capital Asset Management, LLC and Northern Right Capital Management, L.P. and persons who are directors or executive officers.

The number of shares of the Registrant’s common stock outstanding as of September 12, 2023 was 30,642,963.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the annual meeting of stockholders of the Registrant, to be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended June 30, 2023, are incorporated by reference into Part III of this report.

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

Cautionary Statement Regarding Forward-Looking Information

This report and certain information incorporated herein by reference contain forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “seek,” “anticipate,” “intend,” “estimate,” “plan,” “target,” “project,” “forecast,” “envision” and other similar phrases. Although we believe the assumptions and expectations reflected in these forward-looking statements are reasonable, these assumptions and expectations may not prove to be correct, and we may not achieve the financial results or benefits anticipated. These forward-looking statements are not guarantees of actual results. Our actual results may differ materially from those suggested in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation:

▪
the ability of Great Elm Capital Management, Inc. (GECM) to profitably manage Great Elm Capital Corp. (NASDAQ: GECC), a business development company, and Monomoy UpREIT, LLC (Monomoy UpREIT), the operating subsidiary of a private real estate investment trust with a portfolio of diversified net leased industrial assets;
▪
the dividend rate that GECC and Monomoy UpREIT will pay;
▪
the results of our investment management activities;
▪
our ability to sell the real estate properties we develop at a profit;
▪
our ability to raise capital to fund our business plan;
▪
our ability to make acquisitions and manage any businesses we may acquire;
▪
conditions in the equity capital markets and debt capital markets as well as the economy generally, including market uncertainty regarding changes to interest rates and inflationary pressures;
▪
our ability to maintain the security of electronic and other confidential information;
▪
serious disruptions and catastrophic events, including, for example, the potential impact of public health emergencies on the global economy;
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

PART I

Item 1. Business.

Overview

We are a publicly-traded alternative asset management company focused on growing a scalable and diversified portfolio of long-duration and permanent capital vehicles across credit, real estate, specialty finance, and other alternative strategies.

We decided to invest in the asset management business because of our assessment of its ability to generate recurring free cash flows, its growth prospects and our Board of Directors’ (our Board) and employees’ industry expertise. GECM, our wholly-owned registered investment adviser subsidiary, is an investment adviser providing investment management services to GECC and Monomoy UpREIT, our largest investment vehicles, as well as other private funds. The combined assets under management of these entities at June 30, 2023 was approximately $639.8 million.

GECC was established in 2016 and it elected to be treated as a business development company (BDC) under the Investment Company Act of 1940, as amended (the Investment Company Act). We own approximately 20.2% of GECC’s shares that we may hold to generate dividends or sell to redeploy our capital in higher yielding opportunities.

Monomoy UpREIT is the operating partnership of Monomoy Properties REIT, LLC. Monomoy Properties REIT, LLC was formed in 2014 with the purpose of building an industry leading single-tenant industrial portfolio specializing in net leased assets, specifically Class B & C warehouse, distribution & light manufacturing assets. The Company acquired the investment management agreement of Monomoy UpREIT in May 2022. The Company owns approximately 7.3% of Monomoy UpREIT.

GECM, our wholly-owned subsidiary, earns revenue through investment management agreements with each investment vehicle that provide for management fees, property management fees, incentive fees and/or administration fees. These fees are generally based on assets under management, rent collected, investment performance and allocable expenses incurred in the administration of these investment vehicles.

In January 2023, Monomoy BTS Corporation (MBTS), our wholly-owned subsidiary, completed purchases of certain land parcels. Contemporaneously with the land purchases, MBTS entered into commercial lease agreements, as a lessor, in respect to the land parcels and build-to-suit improvements to be constructed thereon. The leases will commence upon substantial completion of the build-to-suit development, which is expected not later than the first calendar quarter of 2024. We intend to sell the land and improvements with the attached leases at or close to the respective lease commencement date.

As of June 30, 2023, we had $16.2 million of net operating loss carryforwards for federal income tax purposes.

Discontinued Operations

We launched our Durable Medical Equipment (DME) business in September 2018 by acquiring two businesses that specialized in the distribution of respiratory care equipment, including positive air pressure equipment and supplies, ventilators and oxygen equipment, and provided sleep study services. Since then, the business was grown organically through investments in scalability as well as inorganically through tuck-in acquisitions. On January 3, 2023, we sold our DME business.

For additional information see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Sale of Forest

On December 30, 2022, we and our wholly-owned subsidiary, Great Elm FM Acquisition, Inc. (FM Acquisition), entered into a stock purchase agreement (the Stock Purchase Agreement) with J.P. Morgan Broker-Dealer Holdings Inc. (JPM) to sell 61 shares of the common stock, $0.001 par value per share, of Forest Investments, Inc. (Forest) owned by us and FM Acquisition, which constituted 61% of the issued and outstanding shares of Forest’s common stock, to JPM for approximately $18.4 million in cash (the Sale of Controlling Interest in Forest). In connection with the Stock Purchase Agreement, we, JPM and Forest entered into an amended and restated stockholders’ agreement (the Stockholders Agreement). Pursuant to the Stockholders Agreement, from January 17, 2023 until February 17, 2023, we had the right (the Put Option) to sell our remaining 19% interest in Forest (Investment in Forest) for its then fair market value. On January 17, 2023, we exercised the Put Option and sold the Investment in Forest for approximately $26.5 million in cash.

For additional information see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Acquisition Program

We continue to explore other investment management opportunities, as well as opportunities in other areas that we believe provide attractive risk-adjusted returns on invested capital. As of the date of this report, we had $2.3 million of unfunded binding commitments to make additional investments.

Competition

We face competition from larger, well financed organizations (both domestic and foreign), including global asset managers, investment banks, commercial banks, private equity funds, sovereign wealth funds and state-owned enterprises. Government regulation is a key competitive factor for certain industries.

Employees

We had 24 employees as of June 30, 2023.

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

The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Our stockholders may also obtain a printed copy of any of the above documents or reports by sending a request to Great Elm Group, Inc., 800 South Street, Suite 230, Waltham, Massachusetts 02453; Attention: Investor Relations, or by calling (617) 375-3006. We charge $0.50 per page to cover expenses of copying and mailing.

Our corporate headquarters is located at 800 South Street, Suite 230, Waltham, Massachusetts 02453. Our corporate website address is www.greatelmgroup.com.

The contents of the websites referred to above are not incorporated by reference into this filing.

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

We continually evaluate our assets and investments relative to other market opportunities in order to seek to maximize shareholder value. As a result, we may purchase new assets or businesses or sell existing assets or businesses at any time. If such a purchase or sale is not successfully completed, integrated or managed effectively, or does not result in the benefits or cost savings we expect, our business, financial condition or results of operations may be adversely affected.

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

Subsequent to an investment, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment. Even if we conduct extensive due diligence on a target business that we invest in, we cannot assure you that this diligence will identify all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business or outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate covenants under our debt agreements. Accordingly, you could suffer a significant reduction in the value of your shares.

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

Increased competition may adversely affect our revenues, profitability and staffing. All aspects of our business are intensely competitive. We will compete directly with a number of BDCs, private equity and venture capital funds, financial investment firms and SPACs. There has been increasing competition from others offering financial services, including services based on technological innovations. Increased competition or an adverse change in our competitive position could lead to a reduction of business and therefore a reduction of revenues and profits.

Competition also extends to the hiring and retention of highly skilled management and employees. A competitor may be successful in hiring away employees, which may result in us losing business formerly serviced by such employees. Competition can also increase our costs of recruiting, hiring and retaining the employees we need to effectively operate our business.

Changing conditions in financial markets and the economy could impact us through decreased revenues, losses or other adverse consequences. Global or regional changes in the financial markets or economic conditions could adversely affect our business in many ways, including the following:

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

Additionally, disruptions in the financial markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the financial markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments. As a result, we may experience additional losses on our investments. Decreases in the market values of investments held within the underlying portfolios of managed funds could also lead to decreases in asset-based fee revenues.

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

Firms that engage in securities and derivatives trading and wealth and asset management must comply with the laws, rules and regulations imposed by national and state governments and regulatory and self-regulatory bodies with jurisdiction over such activities. Such laws, rules and regulations cover all aspects of the financial services business, including, but not limited to, sales and trading methods, trade practices, use and safekeeping of customers’ funds and securities, capital structure, anti-money laundering and anti-bribery and corruption efforts, record-keeping and the conduct of directors, officers and employees. Regulators will supervise our business activities to monitor compliance with laws, rules and regulations of the relevant jurisdiction. In addition, if there are instances in which our regulators question our compliance with laws, rules, and regulations, they may investigate the facts and circumstances to determine whether we have complied.

Operational risks may disrupt our business, result in regulatory action against us or limit our growth. Our businesses are highly dependent on our ability to process, on a daily basis, transactions across numerous and diverse markets and the transactions we process have become increasingly complex. If any of our financial, accounting or other data processing systems do not operate properly or are disabled or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer an impairment to our liquidity, a financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our buildings. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses.

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

We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. The increased use of smartphones, tablets and other mobile devices as well as cloud computing may also heighten these and other operational risks. We and our third-party providers are the subject of attempted unauthorized access, computer viruses and malware, and cyberattacks designed to disrupt or degrade service or cause other damage and denial of service. Cyberattacks and other cyber incidents are occurring more frequently, are constantly evolving in nature, are becoming more sophisticated and are being carried out by groups and individuals (including criminal hackers, hacktivists, state-sponsored actors, criminal and terrorist organizations, individuals or groups participating in organized crime and insiders) with a wide range of expertise and motives (including monetization of corporate, payment or other internal or personal data, theft of computing resources, financial fraud, operational disruption, theft of trade secrets and intellectual property for competitive advantage and leverage for political, social, economic and environmental reasons). Such cyberattacks and cyber incidents can take many forms including cyber extortion, denial of service, social engineering, such as impersonation attempts to fraudulently induce employees or others to disclose information or unwittingly provide access to systems or data, introduction of viruses or malware, such as ransomware through phishing emails, website defacement or theft of passwords and other credentials, unauthorized use of computing resources for digital currency mining and business email compromises. There can be no assurance that such unauthorized access or cyber incidents will not occur in the future, and they could occur more frequently and on a larger scale. Legal liability arising from such risks may harm our business. Many aspects of our business involve substantial risks of liability.

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

Our investment management agreements may be terminated. The investment management agreements (IMAs) we have through GECM with various pooled investment vehicles, such as GECC and Monomoy UpREIT, may be cancelled at the applicable counterparty’s discretion upon certain notice or upon the occurrence of certain events. We do not control the boards of directors of such pooled investment vehicles, and they may cancel our respective IMAs at their discretion without making any termination payment to us. GECM’s investment performance is a key element of retaining this business. We have recorded an intangible asset attributable to the IMAs that is being amortized over a 15-year economic life even though the IMAs are cancellable by the respective counterparties.

Difficult or changing market conditions can adversely affect our business in many ways, by reducing the value or performance of our funds (including our invested funds and funds invested by third parties) or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our income and cash flow and adversely affect our financial condition. The build-out of our business is affected by conditions in the financial markets and economic conditions and events throughout the world, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws and regulations, market perceptions and other factors.

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

The replacement of the London Interbank Offered Rate (LIBOR) with the Secured Overnight Financing Rate (SOFR) may affect the funds we manage and our results of operations and financial results. As a result of the discontinuation of certain unsecured benchmark interest rates, including LIBOR, regulators and market participants in various jurisdictions have been working to identify alternative reference rates that are compliant with the International Organization of Securities Commission’s standards for transaction-based benchmarks. In the U.S., the Alternative Committee, a group of market and official sector participants, identified SOFR as its recommended alternative benchmark rate. Other alternative reference rates have been recommended in other jurisdictions.

The funds that we manage may hold a number of LIBOR-referenced contracts. Transition from LIBOR to SOFR or to another reference rate may result in an increase or a decrease of the overall borrowing cost for the funds we manage and their portfolio companies. Even if the overall borrowing cost decreases, any savings that the funds we manage realize from such decrease could be offset partially or entirely by lower overall interest income received from certain assets. In addition, the transition from LIBOR to another reference rate could result in financial market disruption and significant increases or volatility in risk-free benchmark rates. Should such disruption occur, it may adversely affect, among other things, the trading market for LIBOR-based securities and the market for derivative instruments. As a result, the transition from LIBOR could have a direct or indirect adverse effect on our business, results of operations and financial condition.

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

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Though we do not believe that our principal activities will subject us to the Investment Company Act, if we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expense and attention from management for which we have not accounted.

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

We may engage in a business combination with one or more target businesses that have relationships with our executive officers, directors or existing holders which may raise potential conflicts of interest. In light of the involvement of our executive officers and directors with other entities in the investment management business and otherwise, we may decide to acquire or do business with one or more businesses affiliated with our executive officers, directors or existing shareholders. Our directors also serve as officers and board members for other entities. Such entities may compete with us and potential conflicts of interest may exist. Nonetheless, we could pursue an affiliate transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our disinterested directors and our audit committee.

Risks Relating to Our Common Stock

Our common stock is subject to transfer restrictions. We have NOL carryforwards and other tax attributes, the amount and availability of which are subject to certain qualifications, limitations and uncertainties. In order to reduce the possibility that certain changes in ownership could result in limitations on the use of the tax attributes, our amended and restated certificate of incorporation contains provisions that generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of 4.99% or more of our common stock and the ability of persons or entities now owning 5% or more of our common shares from acquiring additional common shares. The restriction will remain until the earliest of (1) the repeal of Section 382 of the Internal Revenue Code of 1986, as amended or any successor statute if our Board determines that the restriction on transfer is no longer necessary or desirable for the preservation of tax benefits, (2) the close of business on the first day of a taxable year as to which our Board determines that no tax benefits may be carried forward, (3) such date as our Board may fix for expiration of transfer restrictions and (4) January 29, 2028. The restriction may be waived by our Board on a case-by-case basis. You are advised to carefully monitor your ownership of our common shares and consult your own legal advisors to determine whether your ownership of our common shares approaches the proscribed level.

We also have a Tax Rights Plan that would be triggered if any person acquires 4.99% or more of our common stock without prior approval by our Board. Holders of more than 4.99% of our common stock on the day the rights plan was adopted were exempted from this limitation as to the number shares they held at the time of adoption of the rights plan.

We may issue additional shares of common stock or shares of our preferred stock to obtain additional financial resources, as acquisition currency or under employee incentive plans. Any such issuances would dilute the interest of our stockholders and likely present other risks. Our certificate of incorporation authorizes our Board to issue shares of our common stock or preferred stock from time to time in their business judgment up to the amount of our then authorized capitalization. We may issue a substantial number of additional shares of our common stock and may issue shares of our preferred stock. These issuances:

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

Anti-takeover provisions contained in our certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt. Our certificate of incorporation, bylaws and Delaware law contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our Board. Our corporate governance documents include provisions:

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
▪
providing an exclusive forum selection provision;
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

Our common stockholders may experience significant dilution upon the issuance of common stock upon conversion of our 5.0% Convertible Senior Notes due 2030 (the Convertible Notes). The issuance of common stock upon conversion of some or all of the Convertible Notes will dilute the ownership interests of existing holders of shares of our common stock, which could cause the price of our common stock to decline. Furthermore, the number of shares of common stock to be issued upon conversion of the Convertible Notes may be substantially greater if the conversion rate is adjusted in accordance with the terms of the Convertible Notes. Holders of the Convertible Notes have the right to convert all or any portion of such notes at any time prior to February 22, 2030 into shares of our common stock at a conversion price of $3.4722 per share. Upon conversion of any note, we will pay or deliver, as the case may be, to the noteholder, in respect of each $1,000 principal amount of notes being converted, shares of common stock equal to the conversion rate in effect on the conversion date, together with cash, if applicable, in lieu of delivering any fractional share of common stock. We cannot predict or accurately forecast the total amount of shares of common stock that ultimately may be issued under the Convertible Notes. Further, the perception of these sales or issuances, or the conversion of the Convertible Notes, could impair our ability to raise additional capital through the sale of our equity securities.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Not applicable.

Item 2. Properties.

We currently lease office space for our principal executive office in Waltham, Massachusetts. Our lease is non-cancellable through September 2024. We lease additional office space in Charleston, South Carolina, which has a lease expiration date in September 2025.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the trading symbol “GEG”.

Record Holders

As of September 12, 2023, there were 59 record holders of our common stock.

Dividends

We do not currently intend to pay dividends on our common stock. The payment of dividends in the future is subject to the discretion of our Board and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that our Board may deem to be relevant.

Restrictions on Ownership

We have NOL carryforwards and other tax attributes, the amount and availability of which are subject to qualifications, limitations and uncertainties. In order to reduce the possibility that certain changes in ownership could result in limitations on the use of our tax attributes, our certificate of incorporation contains provisions which generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of 5% or more of the outstanding shares of common stock and the ability of persons or entities now owning 5% or more of the outstanding shares of common stock from acquiring additional common shares. We also have a tax benefits preservation rights plan that restricts ownership of 4.99% or more of our outstanding shares of common stock. Persons that owned more than 4.99% of our common stock when the rights plan was adopted were grandfathered as to their then-current holdings of our common stock. Our Board has granted limited waivers to certain investors to own more than 4.9% of our common stock, including funds managed by Northern Right Capital Management, L.P. (Northern Right) and Imperial Capital Asset Management, LLC (ICAM). As of September 12, 2023, Northern Right and its affiliates and ICAM and its affiliates own approximately 19.2% and 19.7%, respectively, of the outstanding shares of our common stock. Ownership information is based on information in publicly available filings.

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

Overview

GEG is a publicly-traded alternative asset management company focused on growing a scalable and diversified portfolio of long-duration and permanent capital vehicles across credit, real estate, specialty finance, and other alternative strategies. GEG and its subsidiaries currently manage GECC, a publicly-traded BDC, and Monomoy UpREIT, an industrial-focused real estate investment trust, in addition to other investments. The combined assets under management of these entities at June 30, 2023 was approximately $639.8 million.

GEG continues to explore other investment management opportunities, as well as opportunities in other areas that it believes provide attractive risk-adjusted returns on invested capital. As of the date of this report, GEG had $2.3 million of unfunded binding commitments to make additional investments.

On December 30, 2022, GEG and its wholly-owned subsidiary, FM Acquisition, entered into the Stock Purchase Agreement with JPM to sell 61 shares of the common stock, $0.001 par value per share, of Forest owned by FM Acquisition and GEG, which constituted 61% of the issued and outstanding shares of Forest’s common stock, to JPM for approximately $18.4 million in cash. In connection with the Stock Purchase Agreement, GEG, JPM and Forest entered into the Stockholders Agreement. Pursuant to the Stockholders Agreement, from January 17, 2023 until February 17, 2023, GEG had the the Put Option to sell its remaining 19% interest in Forest for its then fair market value. On January 17, 2023, GEG exercised the Put Option and sold the Investment in Forest for approximately $26.5 million in cash.

On January 3, 2023, GEG’s wholly-owned subsidiary, Great Elm DME Holdings, Inc., along with the minority owners of Great Elm Healthcare, LLC (HC LLC), entered into a purchase agreement with QHM Holdings, Inc., a subsidiary of Quipt Home Medical Corp (Quipt), to sell 100% of the outstanding membership interests in HC LLC to Quipt (the Sale of HC LLC) for $80.0 million, consisting of approximately $72.8 million in cash, $5.2 million of indebtedness assumed by Quipt and $2.0 million in shares of Quipt common stock based on the 20-day volume-weighted average price of Quipt’s common stock for the period ending on and including the second business day prior to the closing of the transaction. After transaction costs of $2.5 million, distributions to non-controlling interests of $5.9 million, and indemnity escrow payment of $0.4 million, cash proceeds to GEG and its subsidiaries were $64.1 million, pending finalization of working capital adjustments. The disposal group satisfied the criteria for presentation as held for sale and discontinued operations through the date of sale, and as such GEG's historical segment information was recast to reflect its ongoing business as a single reportable segment and to remove the activity of discontinued operations.

In January 2023, MBTS, GEG's wholly-owned subsidiary, completed purchases of certain land parcels. Contemporaneously with the land purchases, MBTS entered into commercial lease agreements, as a lessor, in respect to the land parcels and build-to-suit improvements to be constructed thereon. The leases will commence upon substantial completion of the build-to-suit development, which is expected not later than the first calendar quarter of 2024. GEG intends to sell the land and improvements with the attached leases at or close to the respective lease commencement date. During the year ended June 30, 2023, GEG capitalized costs of $1.7 million attributed to the cost of land and development and construction costs directly identifiable with the two real estate projects.

Critical Accounting Policies and Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. On an on-going basis, the Company evaluates all of these estimates and assumptions. Actual results could be different from these estimates.

Previously reported assets and liabilities related to our DME business, primarily consisting of HC LLC and its subsidiaries, have been reclassified as assets and liabilities held for sale on the Company's consolidated balance sheet as of June 30, 2022. In addition, the historical results of the DME business and related activity have been presented in the accompanying consolidated statements of operations for the years ended June 30, 2023 and 2022 as discontinued operations. See Note 4 - Assets and Liabilities Held for Sale and Discontinued Operations in the accompanying Notes to the Consolidated Financial Statements. Following presentation of our DME business as discontinued operations, the Company views its operations and manages its business as one operating segment focused on growing a scalable and diversified portfolio of long-duration and permanent capital vehicles across credit, real estate, specialty finance, and other alternative strategies.

Asset Acquisitions

Asset acquisitions are accounted for using the cost accumulation method while business combinations are accounted for at fair value. Determining whether the acquired set represents an asset acquisition or a business combination requires quantitative and qualitative assessments subject to judgment. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including projected financial information, effective income tax rates, present value discount factors, and long-term growth expectations. The Company utilizes third-party specialists to assist management with the identification and valuation of intangible assets using customary valuation procedures and techniques.

Revenue Recognition

The Company recognizes revenue at amounts that reflect the consideration to which it expects to be entitled in exchange for providing services to its customers under agreements with each investment product, which may be terminated at any time by either party subject to the specific terms of each respective agreement. Our revenues primarily consist of fees based on a percentage of assets under management, fees based on rents collected, fees based on the performance of managed assets, and administration and service fees.

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

The calculation of the Company’s tax positions involves dealing with uncertainties in the application of complex tax regulations for federal and several different state tax jurisdictions. The Company is periodically reviewed by tax authorities regarding the amount of taxes due. These reviews include inquiries regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. GAAP provides guidance on the accounting for and disclosure of uncertainty in tax positions and requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more likely than not" of being sustained by the applicable taxing authority. The Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. In making these assessments, the Company determines the accounting recognition based on the technical merits of the position and consults with external tax experts as appropriate. The Company does not recognize income tax benefits for positions that it takes on its income tax returns that do not meet the more likely than not standard on its technical merits.

New Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements.

Results of Operations

Continuing Operations

The following table provides the consolidated results of our continuing operations:

	For the twelve months ended June 30,
(in thousands)	2023	Percent Change	2022
Revenues	$8,663	92%	$4,516
Operating costs and expenses:
Investment management expenses, excluding non-cash compensation	(8,938)	88%	(4,744)
Non-cash compensation	(2,948)	(8)%	(3,211)
Transaction costs	(1,105)	121%	(499)
Other selling, general and administrative	(5,731)	34%	(4,279)
Depreciation and amortization	(1,152)	120%	(524)
Total operating costs and expenses	(19,874)		(13,257)
Operating loss	(11,211)		(8,741)
Other income (expense):
Interest expense	(6,074)	10%	(5,546)
Other income (expense), net	31,964	NM*	(4,935)
Total other income (expense), net	25,890		(10,481)
Income (loss) before income taxes from continuing operations	$14,679		$(19,222)

*NM - not meaningful

Revenues

Revenues for the year ended June 30, 2023 increased $4.1 million, as compared to the prior year. The increase of $2.7 million is attributed to the Monomoy UpREIT investment management agreement acquired in May 2022, and the increase of $1.0 million is attributed to the incentive fees due from GECC.

Operating Costs and Expenses

Operating costs and expenses for the year ended June 30, 2023 increased $6.6 million, as compared to the prior year. Investment management expenses increased $4.2 million, which was mainly attributable to costs associated with servicing the recently acquired Monomoy UpREIT investment management agreement. Other selling, general and administrative expenses increased $1.5 million, which was mainly attributed to legal, consulting and other professional fees. Depreciation and amortization increased $0.6 million, primarily due to amortization expense recorded in respect to the intangible assets identified upon acquisition of the Monomoy UpREIT investment management agreement.

Other Expenses and Income

Interest expense for the year ended June 30, 2023 increased by $0.5 million, compared to the prior year, primarily due to interest on the 7.25% notes due in 2027 issued in June 2022 (the GEGGL Notes) and on the $6.3 million promissory note issued to Imperial Capital Asset Management, LLC (ICAM) in May 2022 (the Seller Note) (fully repaid in February 2023), which was partially offset by decrease in interest expense attributed to the 35,010 shares of preferred stock issued by Forest to JPM on December 29, 2020 (the Forest Preferred Stock) following the Sale of Controlling Interest in Forest on December 30, 2022.

During the year ended June 30, 2023, the Company recognized $32.0 million of other income (net), comprised of gain on Sale of Controlling Interest in Forest of $10.5 million, gain on the Investment in Forest of $24.4 million, and dividends and interest income of $6.2 million, partially offset by net realized and unrealized loss on investments (excluding the Investment in Forest) of $9.2 million. During the year ended June 30, 2022, the Company recognized $4.9 million of other expense (net), mainly attributed to net realized and unrealized loss on investments of $7.6 million and net realized and unrealized loss on investments of our consolidated fund, Great Elm SPAC Opportunity Fund, LLC (GESOF), of $0.5 million, partially offset by dividends and interest income of $3.2 million.

Income Taxes

The Company recognized an income tax expense from continuing operations of $0.2 million and $0.1 million for the years ended June 30, 2023 and 2022, respectively. This expense consisted solely of state and local taxes. No federal income taxes were incurred for the years ended June 30, 2023 and 2022. As of June 30, 2022, the Company had NOL carryforwards for federal income tax purposes of approximately $821 million. Following the Sale of Controlling Interest in Forest, Forest ceased being part of our consolidated tax group and NOL carryforwards attributed to the entity became unavailable for the Company's use going forward. As of June 30, 2023, we had $16.2 million of net operating loss carryforwards for federal income tax purposes, of which approximately $8.2 million will expire in fiscal years 2024 through 2025 and $8.0 million can be carried forward indefinitely.

Discontinued Operations

The following table provides the consolidated results of our discontinued operations:

	For the twelve months ended June 30,
(in thousands)	2023	2022
Discontinued operations:
Durable medical equipment sales and services revenue	$21,574	$41,720
Durable medical equipment rental income	11,874	21,738
Net revenue	33,448	63,458

Cost of durable medical equipment sold and services	(8,654)	(16,795)
Cost of durable medical equipment rentals	(4,263)	(7,149)
Durable medical equipment other operating expenses	(17,519)	(32,561)
Depreciation and amortization	(783)	(1,737)
Transaction costs	(2,462)	(582)
Interest expense	(46)	(240)
Loss on extinguishment of debt	(23)	(190)
Other (expense) income, net	(50)	2
Gain on disposal of discontinued operations	13,264	-
Income before income taxes from discontinued operations	12,912	4,206
Income tax benefit	289	62
Net income from discontinued operations	$13,201	$4,268

During the year ended June 30, 2023, the results of the discontinued DME business only included operations through the date of its sale (January 3, 2023). Upon sale of the DME business, we initially recognized a gain on sale of $13.6 million. In the fourth quarter of fiscal 2023, we recorded a loss of $0.3 million following finalization of working capital adjustments to the initial sales price for HC LLC, with the respective payment made to Quipt in September 2023.

Liquidity and Capital Resources

The following table presents selected financial information:

(in thousands)	June 30, 2023	June 30, 2022
Current assets	$123,138	$84,440
Current liabilities	7,377	19,694
Working capital	$115,761	$64,746
Long-term liabilities	$64,674	$106,139

As of June 30, 2022, our current assets, current liabilities and long-term liabilities contained $8.5 million, $15.0 million and $2.6 million of current assets held for sale, current liabilities held for sale and non-current liabilities held for sale, respectively, attributed to the DME business.

	For the twelve months ended June 30,
(in thousands)	2023	2022
Net cash (used in) provided by operating activities - continuing operations	$(3,139)	$17,061
Net cash provided by operating activities - discontinued operations	766	12,219
Net cash (used in) provided by operating activities	$(2,373)	$29,280

Net cash provided by (used in) investing activities - continuing operations	$16,733	$(33,296)
Net cash provided by (used in) investing activities - discontinued operations	67,230	(6,751)
Net cash provided by (used in) investing activities	$83,963	$(40,047)

Net cash (used in) provided by financing activities - continuing operations	$(42,399)	$10,222
Net cash used in financing activities - discontinued operations	(5,221)	(242)
Net cash (used in) provided by financing activities	$(47,620)	$9,980

Net increase (decrease) in cash and cash equivalents, including cash and cash equivalents classified within current assets held for sale	$33,970	$(787)
Less: net increase in cash and cash equivalents classified within current assets held for sale	$62,775	$5,226
Plus: cash received from discontinued operations	$66,689	$9,549
Net increase in cash and cash equivalents	$37,884	$3,536

As of June 30, 2023, we had an unrestricted cash balance of $60.2 million, short-term investments in marketable securities of $24.6 million and investments with a fair value of $32.6 million, including 1,532,519 shares of GECC common stock with an estimated fair value of $11.9 million.

We intend to make acquisitions that will likely result in our investment of all of our liquid financial resources, the issuance of equity securities and the incurrence of indebtedness. If we are unsuccessful at raising additional capital resources, through either debt or equity, it is unlikely we will be able execute our strategic growth plan. See “Item 1A. Risk Factors.”

Cash flows used in operating activities of our continuing operations for the year ended June 30, 2023 were $3.1 million. The adjustments to reconcile our net income from continuing operations of $14.5 million to net cash used in operating activities included add-backs for various non-cash charges, such as $2.6 million of stock-based compensation expense, $2.3 million of non-cash interest and amortization of capitalized issuance costs, $1.2 million of depreciation and amortization, and $0.8 million of change in fair value of contingent consideration payable to ICAM, which was partially offset by deduction of $10.9 million of unrealized gain on our investments, $4.3 million of realized gain on our investments, $10.5 million of gain on Sale of Controlling Interest in Forest in December 2022, and the net negative change in our operating assets and liabilities of $0.7 million. During the year ended June 30, 2023 we also received $1.6 million attributed to sales of investments by GESOF. Cash flows provided by operating activities of our discontinued operations for the year ended June 30, 2023 were $0.8 million.

Cash flows provided by operating activities of our continuing operations for the year ended June 30, 2022 were $17.1 million. The net cash inflow was primarily the result of net sales of investments by GESOF of approximately $23.2 million, and non-cash adjustments of $8.2 million in realized loss on investments, $2.8 million in stock-based compensation, $2.0 million in non-cash interest and amortization of capitalized issuance costs, $0.5 million in depreciation and amortization, and $0.5 million in net realized and unrealized loss on investments of GESOF, partially offset by our net loss from continuing operations of $19.3 million and $0.4 million of stock dividends. The cash flows provided by operating activities of our discontinued operations for the same period were $12.2 million.

Cash flows provided by investing activities of our continuing operations for the year ended June 30, 2023 were $16.7 million which is attributed to the combined proceeds from sale of Forest, net of cash sold, of $44.3 million, partially offset by purchases of investments of $3.1 million and purchases of investments in marketable securities of $24.4 million. Cash flows provided by investing activities of our discontinued operations for the year ended June 30, 2023 of $67.2 million were primarily attributed to the cash proceeds from the Sale of HC LLC, net of cash sold and before transaction costs and distributions to non-controlling interests, of $71.3 million, partially offset by other investing activities of our DME business.

Cash flows used in investing activities of our continuing operations for the year ended June 30, 2022 were $33.3 million, primarily consisting of $15.0 million in net purchases of interests in Monomoy UpREIT and $17.5 million for participation in the GECC rights offering. Cash flows used in investing activities of our discontinued operations for the year ended June 30, 2022 were $6.8 million, mainly attributed to capital expenditures related to purchases of equipment held for rental.

Cash flows used in financing activities of our continuing operations for the year ended June 30, 2023 were $42.4 million, which consisted of principal payments of $38.1 million on the promissory note issued to Forest on December 29, 2022 and fully repaid by January 3, 2023, and principal payments of $3.7 million on the Seller Note, as well as distributions to non-controlling interests in GESOF of $0.6 million. Cash flows used in financing activities of our discontinued operations for the year ended June 30, 2023 of $5.2 million were primarily attributed to distributions to non-controlling interests upon Sale of HC LLC of $5.9 million.

Cash flows provided by financing activities of our continuing operations for the year ended June 30, 2022 were $10.2 million, primarily attributed to $26.9 million in proceeds from the issuance of the GEGGL Notes, partially offset by payments to the broker of GESOF of $11.4 million and distributions to non-controlling interests in GESOF of $3.9 million, while cash flows used in financing activities of our discontinued operations for the same period were $0.2 million.

We believe we have sufficient liquidity available to meet our short-term and long-term obligations for at least the next 12 months.

Borrowings

As of June 30, 2023, the Company had $26.9 million in outstanding aggregate principal of the GEGGL Notes. The GEGGL Notes are due on June 30, 2027, and interest is paid quarterly. The GEGGL Notes include covenants that limit additional indebtedness or the payment of dividends in the event that our net consolidated debt to equity ratio is, or would be on a pro forma basis, greater than 2 to 1. In addition, if our net consolidated debt to equity ratio is greater than 2 to 1 at the end of any calendar quarter, we must retain no less than 10% of our excess cash flow as cash and cash equivalents until such time as our net consolidated debt to equity ratio is less than 2 to 1 at the end of a calendar quarter.

As of June 30, 2023, the Company had $37.9 million principal balance in outstanding convertible notes (including cumulative interest paid in-kind) held by a consortium of investors, including related parties, that accrue interest at 5.0% per annum, payable semiannually in arrears on June 30 and December 31, in cash or in-kind at the option of the Company (the Convertible Notes). The Convertible Notes are due on February 26, 2030, but are convertible at the option of the holders, subject to the terms therein, prior to maturity into shares of our common stock. Upon conversion of any note, the Company will pay or deliver, as the case may be, to the noteholder, in respect of each $1,000 principal amount of notes being converted, shares of common stock equal to the conversion rate in effect on the conversion date, together with cash, if applicable, in lieu of delivering any fractional share of common stock. To date, all interest on these instruments has been paid in-kind.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item appears beginning on page F-1 of this Annual Report on Form 10-K and is incorporated in this Item 8 by reference.

Under Rule 3-09 of Regulation S-X, the audited financial statements of GECC for the years ended December 31, 2022 and 2021, included in GECC’s annual report on Form 10-K (File No. 814-01211), filed with the SEC on March 2, 2023 are incorporated herein by reference. We include the financial statements of GECC because our investment in GECC met the test of significance under Rule 3-09 in Regulation S-X. The management of GECC is responsible for the form and content of GECC’s financial statements. Certain officers and directors of GECC are also officers and directors of GEG. Matthew A. Drapkin is a director of our Board and also the Chairman of GECC's Board of Directors, Adam M. Kleinman is our President as well as the Chief Compliance Officer of GECC, and Keri A. Davis is our Chief Financial Officer as well as the Chief Financial Officer of GECC.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2023.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2023 as required by the Exchange Act. In making this assessment, we used the criteria set forth in the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework, management concluded that our internal control over financial reporting was effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement (Proxy Statement) and is hereby incorporated by reference thereto.

Item 11. Executive Compensation.

The information required by this item will be contained in our Proxy Statement and is hereby incorporated by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in our Proxy Statement and is hereby incorporated by reference thereto.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in our Proxy Statement and is hereby incorporated by reference thereto.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be contained in our Proxy Statement and is hereby incorporated by reference thereto.

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

EXHIBIT INDEX

Unless otherwise indicated, all references are to filings by Great Elm Group, Inc. (the Registrant) with the Securities and Exchange Commission under File No. 001-39832

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant, dated October 23, 2020 (incorporated by reference to the Exhibit 3.1 to the Form 8-K filed on December 29, 2020)

3.2	Amended and Restated Bylaws of the Registrant, dated November 14, 2022 (incorporated by reference to the Exhibit 3.1 to the Form 8-K filed on November 14, 2022)

4.1	Form of the Registrant’s Common Stock Certificate (incorporated by reference to the Exhibit 4.1 to the Form 8-K filed on December 29, 2020)

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

4.7	Description of Securities (incorporated by reference to the Exhibit 4.7 to the Form 10-K filed on September 12, 2022)

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

4.11

Amended and Restated Stockholders Agreement of Forest Investments, Inc., dated December 30, 2022, among Forest Investments, Inc., the Registrant and J.P. Morgan Broker-Dealer Holdings, Inc. (incorporated by reference to the Exhibit 4.2 to the Form 8-K filed on January 3, 2023)

10.1+	Severance Agreement, dated May 4, 2023, by and between the Registrant and Peter A. Reed (incorporated by reference to the Exhibit 10.1 to the Form 8-K filed on May 5, 2023)

10.2+	Consulting Agreement, dated May 4, 2023, by and between the Registrant and Peter A. Reed (incorporated by reference to the Exhibit 10.2 to the Form 8-K filed on May 5, 2023)

10.3+	Offer Letter, dated May 4, 2023, by and between the Registrant and Jason W. Reese (incorporated by reference to the Exhibit 10.3 to the Form 8-K filed on May 5, 2023)

10.4+	Offer Letter, dated December 29, 2020 between Adam Kleinman and the Registrant (incorporated by reference to the Exhibit 10.2 to the Form 8-K filed on December 29, 2020)

10.5+	Separation and General Release Agreement, dated May 15, 2023, by and between the Registrant and Brent J. Pearson (incorporated by reference to the Exhibit 10.1 to the Form 8-K filed on May 15, 2023)

10.6+	Offer Letter, dated May 15, 2023, by and between the Registrant and Keri A. Davis (incorporated by reference to the Exhibit 10.2 to the Form 8-K filed on May 15, 2023)

10.7+	Employment Letter, dated August 30, 2022, between Great Elm Capital Management, Inc. and Nichole Milz (incorporated by reference to the Exhibit 10.1 to the Form 8-K filed on September 6, 2022)

10.8+

Compensation Plan Agreement, dated December 29, 2020, by and between Great Elm Capital Group, Inc. and the Registrant (incorporated by reference to the Exhibit 10.4 to the Form 8-K filed on December 29, 2020)

10.9+	Form of Director and Officer Indemnification Agreement (incorporated by reference to the Exhibit 10.5 to the Form 8-K filed on December 29, 2020)

10.10+

Great Elm Group, Inc. Amended and Restated 2016 Long-Term Incentive Compensation Plan (As Amended, Effective November 21, 2022) (incorporated by reference to Exhibit 10.1 to the Form 8-K of Great Elm Group, Inc. filed on November 21, 2022)

10.11+	2016 Employee Stock Purchase Plan (incorporated by reference to Annex E to the Proxy Statement filed on May 25, 2016 by Great Elm Capital Group, Inc. (File No. 001-16073))

10.12+	Form of Stock Option Award under the Registrant’s Amended and Restated 2016 Long-Term Incentive Compensation Plan

10.13+	Form of Restricted Stock Unit Award (Directors) under the Registrant’s Amended and Restated 2016 Long-Term Incentive Compensation Plan

10.14+	Form of Restricted Stock Unit Award (Employees) under the Registrant’s Amended and Restated 2016 Long-Term Incentive Compensation Plan

10.15+	Form of Restricted Stock Award (Directors) under the Registrant’s Amended and Restated 2016 Long-Term Incentive Compensation Plan

10.16+	Form of Restricted Stock Award (Employees) under the Registrant’s Amended and Restated 2016 Long-Term Incentive Compensation Plan

10.17+

Amended and Restated Great Elm Capital Management Performance Bonus Plan, dated February 6, 2019, (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 8, 2019 by Great Elm Capital Group, Inc. (File No. 001-16073))

10.18

Transaction Agreement, dated March 10, 2021, by and among the Registrant, MAST Capital Management, LLC and David Steinberg (incorporated by reference to the Exhibit 10.1 to the Form 10-Q filed on May 14, 2021)

10.19

Amended and Restated Investment Management Agreement (As Amended, Effective August 1, 2022), by and between Great Elm Capital Corp. and Great Elm Capital Management, Inc. (incorporated by reference to Exhibit g to the Form N-2 filed on June 16, 2023 by Great Elm Capital Corp. (File No. 333-272790))

10.20

Administration Agreement, dated as of September 27, 2016, by and between Great Elm Capital Corp. and Great Elm Capital Management, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on November 7, 2016 by Great Elm Capital Corp. (File No. 814-01211))

10.21

Profit Sharing Agreement, dated as of November 3, 2016, by and between Great Elm Capital Management, Inc. and Great Elm Capital GP, LLC (formerly GECC GP Corp.) (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on November 9, 2016)

14.1	Code of Conduct of Great Elm Group, Inc. (incorporated by reference to the Exhibit 14.1 to the Form 8-K filed on September 20, 2023)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audited financial statements of Great Elm Capital Corp. (incorporated by reference to the annual report on Form 10-K filed on March 2, 2023 by Great Elm Capital Corp. (File No. 814-01211))

101

Materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, formatted in inline Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-Controlling Interest, (iv) Consolidated Statements of Cash Flows, and (v) related Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith).

104	The cover page from the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, formatted in inline XBRL (included as Exhibit 101).

* Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. GEG hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit upon request by the Securities and Exchange Commission.

+ Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

We have elected not to provide a Form 10-K summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of September 20, 2023.

GREAT ELM GROUP, INC.

By:	/s/ Jason W. Reese
Name:	Jason W. Reese
Title:	Chief Executive Officer & Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of September 20, 2023.

Signature	Title

/s/ Jason W. Reese	Chief Executive Officer & Chairman
Jason W. Reese	(Principal Executive Officer)

/s/ Keri A. Davis	Chief Financial Officer & Chief Accounting Officer
Keri A. Davis	(Principal Financial and Accounting Officer)

/s/ Matthew A. Drapkin	Director
Matthew A. Drapkin

/s/ James H. Hugar	Director
James H. Hugar

/s/ David Matter	Director
David Matter

/s/ James P. Parmelee	Director
James P. Parmelee

/s/ Eric J. Scheyer	Director
Eric J. Scheyer

Report of Independent Registered PUBLIC Accounting Firm

Board of Directors and Shareholders

Great Elm Group, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Great Elm Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity and contingently redeemable non-controlling interest, and cash flows for each of the two years in the period ended June 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matter

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

Taxable Gain on Certain Divestitures

As discussed in Note 2 to the consolidated financial statements, the Company recognizes in its financial statements the impact of a tax position if that position is more likely than not of being sustained upon examination based on the technical merits of the position. Certain divestitures involve complex tax matters in determining the taxable gain that require the evaluation of the recognition and measurement of the tax position taken. The accounting for the recognition and measurement of such tax position requires management to make significant judgments and interpretations to determine whether available information supports the assertion that the more-likely-than-not recognition threshold is met. As a result, we have determined that the evaluation of the more-likely-than-not threshold for the tax position related to the determination of the taxable gain on certain divestitures is a critical audit matter.

The principal consideration for our determination that this is a critical audit matter is management’s significant judgments about and complex considerations of the Internal Revenue Code (Code), related Treasury regulations, and Internal Revenue Service (IRS) rulings. The complexity and subjective nature of management’s conclusions required a high degree of auditor judgment.

Our audit procedures related to the Company’s evaluation of the tax positions related to the determination of the taxable gain on certain divestitures included the following, among others:

•
We obtained and inspected the support for the more-likely-than-not tax conclusion provided to the Company by its external tax experts, and we discussed the conclusion with said experts;
•
We evaluated the reasonableness of the conclusions reached in the aforementioned support based on the facts and circumstances of the transaction, the Code, Treasury regulations, and IRS rulings considered by management and their external tax experts as well as our independent research of the Code, Treasury regulations, and IRS rulings;
•
We utilized firm tax professionals with specialized skill and knowledge to assist in the performance of these audit procedures.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2019.

Boston, Massachusetts

September 20, 2023

GREAT ELM GROUP, INC.

CONSOLIDATED BALANCE SHEETS

Dollar amounts in thousands, except per share amounts

ASSETS	June 30, 2023	June 30, 2022
Current assets
Cash and cash equivalents	$60,165	$22,281
Receivables from managed funds	3,308	2,445
Investments in marketable securities	24,595	-
Investments, at fair value (cost $40,387 and $68,766, respectively)	32,611	48,042
Prepaid and other current assets	717	665
Assets of Consolidated Fund:
Investments, at fair value (cost $2,432)	-	1,797
Prepaid expenses	-	746
Real estate under development	1,742	-
Current assets held for sale	-	8,464
Total current assets	123,138	84,440
Identifiable intangible assets, net	12,115	13,250
Right-of-use assets	497	733
Other assets	143	103
Non-current assets held for sale	-	69,561
Total assets	$135,893	$168,087
LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$191	$8
Accrued expenses and other current liabilities	5,418	3,845
Current portion of related party payables	1,409	486
Current portion of lease liabilities	359	341
Liabilities of Consolidated Fund - accrued expenses and other	-	11
Current liabilities held for sale	-	15,003
Total current liabilities	7,377	19,694
Lease liabilities, net of current portion	142	472
Long-term debt (face value $26,945)	25,808	25,532
Related party payables, net of current portion	926	1,120
Related party notes payable, net of current portion	-	6,270
Convertible notes (face value $37,912 and $36,085, including $15,395 and $15,133 held by related parties, respectively)	37,129	35,187
Redeemable preferred stock of subsidiaries (held by related parties, face value $35,010)	-	34,099
Other liabilities	669	908
Non-current liabilities held for sale	-	2,551
Total liabilities	72,051	125,833
Commitments and contingencies (Note 18)
Contingently redeemable non-controlling interest	-	2,225
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 authorized and zero outstanding	-	-
Common stock, $0.001 par value; 350,000,000 shares authorized and 30,651,047 shares issued and 29,546,655 outstanding at June 30, 2023; and 28,932,444 shares issued and 28,507,490 outstanding at June 30, 2022	30	29
Additional paid-in-capital	3,315,378	3,312,763
Accumulated deficit	(3,251,566)	(3,279,296)
Total Great Elm Group, Inc. stockholders' equity	63,842	33,496
Non-controlling interest	-	6,533
Total stockholders' equity	63,842	40,029
Total liabilities, non-controlling interest and stockholders' equity	$135,893	$168,087

The accompanying notes are an integral part of these consolidated financial statements.

GREAT ELM GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in thousands, except per share data

	For the twelve months ended June 30,
	2023	2022
Revenues	$8,663	$4,516
Operating costs and expenses:
Investment management expenses	10,196	6,616
Depreciation and amortization	1,152	524
Selling, general and administrative	8,480	5,982
Expenses of Consolidated Fund	46	135
Total operating costs and expenses	19,874	13,257
Operating loss	(11,211)	(8,741)
Dividends and interest income	6,209	3,161
Net realized and unrealized gain (loss) on investments	15,247	(7,571)
Net realized and unrealized loss on investments of Consolidated Fund	(16)	(525)
Gain on sale of controlling interest in subsidiary	10,524	-
Interest expense	(6,074)	(5,546)
Income (loss) before income taxes from continuing operations	14,679	(19,222)
Income tax expense	(200)	(83)
Net income (loss) from continuing operations	14,479	(19,305)
Discontinued operations:
Net income from discontinued operations	13,201	4,268
Net income (loss)	$27,680	$(15,037)
Less: net (loss) income attributable to non-controlling interest, continuing operations	(1,554)	684
Less: net income (loss) attributable to non-controlling interest, discontinued operations	1,504	(828)
Net income (loss) attributable to Great Elm Group, Inc.	$27,730	$(14,893)
Basic net income (loss) per share from:
Continuing operations	$0.55	$(0.75)
Discontinued operations	0.40	0.19
Basic net income (loss) per share	$0.95	$(0.56)
Diluted net income (loss) per share from:
Continuing operations	$0.44	$(0.75)
Discontinued operations	0.29	0.19
Diluted net income (loss) per share	$0.73	$(0.56)
Weighted average shares outstanding
Basic	28,910	26,784
Diluted	40,980	26,784

The accompanying notes are an integral part of these consolidated financial statements.

GREAT ELM GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND CONTINGENTLY REDEEMABLE NON-CONTROLLING INTEREST

	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Group, Inc. Stockholders'	Non- controlling	Total Stockholders'	Contingently Redeemable Non-controlling
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
BALANCE, June 30, 2021	25,948	$26	$3,307,613	$(3,264,403)	$43,236	$9,549	$52,785	$2,639
Net loss (income)	-	-	-	(14,893)	(14,893)	270	(14,623)	(414)
Issuance of common stock related to vesting of restricted stock	1,189	1	-	-	1	-	1	-
Repurchase of interests in subsidiary	-	-	(129)	-	(129)	86	(43)	-
Issuance of common stock related to asset purchase	1,370	2	2,477	-	2,479	-	2,479	-
Issuance of interests in Consolidated Fund	-	-	-	-	-	527	527	-
Distributions of interests in Consolidated Fund	-	-	-	-	-	(3,899)	(3,899)	-
Stock-based compensation	-	-	2,802	-	2,802	-	2,802	-
BALANCE, June 30, 2022	28,507	$29	$3,312,763	$(3,279,296)	$33,496	$6,533	$40,029	$2,225
Net income (loss)	-	-	-	27,730	27,730	(802)	26,928	752
Distributions to non-controlling interests in Consolidated Fund	-	-	-	-	-	(634)	(634)	-
Redemption of non-controlling interests upon sale of subsidiaries	-	-	-	-	-	(5,097)	(5,097)	(2,977)
Issuance of common stock related to vesting of restricted stock	1,040	1	-	-	1	-	1	-
Stock-based compensation	-	-	2,615	-	2,615	-	2,615	-
BALANCE, June 30, 2023	29,547	$30	$3,315,378	$(3,251,566)	$63,842	$-	$63,842	$-

The accompanying notes are an integral part of these consolidated financial statements.

GREAT ELM GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollar amounts in thousands

	For the twelve months ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss) from continuing operations	$14,479	$(19,305)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	1,152	524
Stock-based compensation	2,615	2,802
Sales of investments by Consolidated Fund	1,558	41,692
Purchases of investments by Consolidated Fund	-	(18,518)
Stock dividends received	-	(350)
Unrealized loss on investments from Consolidated Fund	-	311
Realized loss on investments from Consolidated Fund	16	214
Unrealized gain on investments	(10,948)	(623)
Realized (gain) loss on investments	(4,299)	8,194
Gain on sale of controlling interest in subsidiary	(10,524)	-
Non-cash interest and amortization of capitalized issuance costs	2,299	2,048
Change in fair value of contingent consideration	783	-
Other non-cash expense, net	470	-
Changes in operating assets and liabilities:
Receivables from managed funds	(1,159)	(876)
Prepaid assets, deposits, and other assets	1,012	179
Real estate under development	(1,682)	-
Operating leases	(77)	(22)
Related party payables	-	486
Accounts payable, accrued expenses and other liabilities	1,166	305
Net cash (used in) provided by operating activities - continuing operations	(3,139)	17,061
Net cash provided by operating activities - discontinued operations	766	12,219
Net cash (used in) provided by operating activities	(2,373)	29,280
Cash flows from investing activities:
Acquisition of assets	-	(824)
Proceeds from sale of controlling interest in subsidiary, net of cash sold	17,735	-
Purchases of investments	(3,105)	(20,468)
Purchases of investments in marketable securities	(24,384)	-
Sales of investments	26,540	5,499
Participation in related party rights offering	-	(17,500)
Purchases of property and equipment	(53)	(3)
Net cash provided by (used in) investing activities - continuing operations	16,733	(33,296)
Net cash provided by (used in) investing activities - discontinued operations	67,230	(6,751)
Net cash provided by (used in) investing activities	83,963	(40,047)

GREAT ELM GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Dollar amounts in thousands

	For the twelve months ended June 30,
	2023	2022
Cash flows from financing activities:
Proceeds from issuance of debt	-	26,945
Capitalized issuance costs	-	(1,429)
Principal payments on related party notes payable	(41,765)	-
Repurchases of interests in subsidiary	-	(43)
Distributions to non-controlling interests in Consolidated Fund	(634)	(3,899)
Due to broker of Consolidated Fund	-	(11,379)
Capital contributions from non-controlling interests in Consolidated Fund	-	27
Net cash (used in) provided by financing activities - continuing operations	(42,399)	10,222
Net cash used in financing activities - discontinued operations	(5,221)	(242)
Net cash (used in) provided by financing activities	(47,620)	9,980
Net increase (decrease) in cash and cash equivalents, including cash and cash equivalents classified within current assets held for sale	33,970	(787)
Less: net increase in cash and cash equivalents classified within current assets held for sale	62,775	5,226
Plus: cash received from discontinued operations	66,689	9,549
Net increase in cash and cash equivalents	37,884	3,536
Cash and cash equivalents at beginning of period	22,281	18,745
Cash and cash equivalents at end of period	$60,165	$22,281

Cash paid for interest	$3,831	$3,512

Non-cash investing and financing activities
Lease liabilities and right-of-use assets arising from operating leases	$167	$-
Partial settlement of Seller Note in exchange for GECC stock	$2,609	$-
Non-cash distributions received from Consolidated Fund	$177	$-
Equity consideration upon Sale of HC LLC	$2,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

GREAT ELM GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Great Elm Group, Inc. (referred to as the Company or GEG) is an alternative asset management company incorporated in Delaware. The Company focuses on growing a scalable and diversified portfolio of long-duration and permanent capital vehicles across credit, real estate, specialty finance, and other alternative strategies.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Great Elm Capital Management, Inc. (GECM), Great Elm Opportunities GP, Inc. (GEO GP), Great Elm Capital GP, LLC (GEC GP), Great Elm FM Acquisition, Inc. (FM Acquisition), Great Elm DME Holdings, Inc. (DME Holdings), Great Elm DME Manager, LLC (DME Manager), and Monomoy BTS Corporation (MBTS), as well as its majority-owned subsidiaries Forest Investments, Inc. (Forest) (through December 30, 2022), and Great Elm Healthcare, LLC (HC LLC) and its wholly-owned subsidiaries (through January 3, 2023). In addition, we have determined that the Company was the primary beneficiary of certain variable interest entities, and therefore the operations of those entities have been included in our consolidated results for the relevant periods.

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. On an on-going basis, the Company evaluates all of these estimates and assumptions. The most important of these estimates and assumptions relate to revenue recognition, valuation allowance for deferred tax assets, estimates associated with accounting for asset acquisitions, and fair value measurements, including stock-based compensation. Although these and other estimates and assumptions are based on the best available information, actual results could be different from these estimates.

Previously reported assets and liabilities related to our Durable Medical Equipment (DME) business, primarily consisting of HC LLC and its subsidiaries, have been reclassified as assets and liabilities held for sale on the Company's consolidated balance sheet as of June 30, 2022. In addition, the historical results of the DME business and related activity have been presented in the accompanying consolidated statements of operations and cash flows for the years ended June 30, 2023 and 2022 as discontinued operations. Further, the historical segment information was recast to reflect our ongoing business as a single reportable segment and to remove the activity of discontinued operations. See Note 4 - Assets and Liabilities Held for Sale and Discontinued Operations. Unless otherwise specified, disclosures in these consolidated financial statements reflect continuing operations only.

Certain prior period amounts have been reclassified to conform to current period presentation.

Principles of Consolidation

The Company consolidates the assets, liabilities, and operating results of its wholly-owned subsidiaries, majority-owned subsidiaries, and subsidiaries in which we hold a controlling financial interest as of the financial statement date. In most cases, a controlling financial interest reflects ownership of a majority of the voting interests. We consolidate a variable interest entity (VIE) when we possess both the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE.

All intercompany accounts and transactions have been eliminated in consolidation.

Non-controlling interests in the Company’s subsidiaries are reported as a component of equity, separate from the parent company’s equity or outside of permanent equity for non-controlling interests that are contingently redeemable. See Note 15 - Non-Controlling Interests and Redeemable Preferred Stock of Subsidiaries. Results of operations attributable to the non-controlling interests are included in the Company’s consolidated statements of operations.

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

Investments in Marketable Securities

Investments in marketable securities consist of debt securities, such as the U.S. treasury bills with original maturity exceeding 90 days. The Company classifies investments in debt securities as either trading, held-to-maturity, or available-for-sale. Securities are classified as trading if they are purchased and held principally for the purpose of selling in the near term and as held-to-maturity when the Company has both the positive intent and ability to hold the security to maturity. Investments in debt securities not classified as either trading or held-to-maturity are classified as available-for-sale securities. Trading securities are measured at fair value with unrealized gains and losses reported within net realized and unrealized gain (loss) on investments. Held-to-maturity securities are measured at amortized cost with realized gains and losses reported within net realized and unrealized gain (loss) on investments. Available-for-sale securities are measured at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss).

As of June 30, 2023 all investments in marketable securities were classified as held-to-maturity and had original maturities (at the time of purchase) of six months. As of June 30, 2023, the amortized cost basis for these securities approximated their fair value.

Investments, at Fair Value

Investments, at fair value, consist of equity and equity-related securities carried at fair value, as well as investments in private funds measured using the net asset value (NAV) as reported by each fund’s investment manager. The private funds calculate NAV in a manner consistent with the measurement principles of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 946, Financial Services – Investment Companies, as of the valuation date. Changes in the fair value and NAV are recorded within net realized and unrealized gain (loss) on investments. Dividends received are recorded within dividends and interest income on the consolidated statements of operations.

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

Identifiable Intangible Assets, Net

The Company's identifiable intangible assets consist of investment management agreements and assembled workforce. These intangible assets arise primarily from the determination of their respective fair market values at the date of acquisition. Amounts assigned to identifiable intangible assets, and their related useful lives, are derived from established valuation techniques and management estimates.

The Company’s definite-lived intangible assets are amortized over their estimated useful lives based upon the pattern of future cash flows attributable to the asset or using the straight-line method as determined for each asset. The Company amortizes its definite-lived intangible assets over periods ranging from ten to fifteen years.

Impairment of Long-Lived Assets

Long-lived assets include real estate under development, property and equipment, definite-lived intangible assets, and lease right-of-use assets. The Company evaluates the recoverability of long-lived asset assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable based on undiscounted cash flows. Impairment losses are recorded when undiscounted cash flows estimated to be generated by an asset are less than the asset’s carrying amount. The amount of the impairment loss, if any, is calculated as the excess of the asset’s carrying value over its fair value, which is determined using a discounted cash flow analysis, management estimates or market comparisons.

Leases

We determine if an arrangement contains a lease at the inception of a contract considering all relevant facts and circumstances, which normally does not require significant judgment. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the commencement date of the lease based on the present value of the remaining future minimum lease payments. As the interest rate implicit in our leases is generally not readily determinable, we utilize the incremental borrowing rate, determined by class of underlying asset, to discount the lease payments. The operating lease right-of-use assets also include lease payments made before commencement and are reduced by lease incentives.

Certain of the Company’s office leases contain options that permit extensions for additional periods. If we are not reasonably certain to exercise the option to extend at lease commencement, the respective extension period is not included within the lease term and the associated payments are not included in the measurement of the right-of-use asset and lease liability. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet, and lease expense is recognized on a straight-line basis over the term of the short-term lease.

The Company’s office leases typically require reimbursements to the lessor for real estate taxes, common area maintenance and other operating costs, which are expensed as incurred as variable lease costs. The Company accounts for lease and nonlease components as a single lease component.

See Note 11 - Leases for additional information about the Company’s leases.

Investment Management Expenses

The Company classifies all direct expenses incurred under its investment management agreements, such as payroll, stock-based compensation, and related taxes and benefits; facilities costs; and consulting fees in investment management expenses in the consolidated statements of operations.

Stock-Based Compensation

We issue equity awards to eligible employees and directors, generally in the form of stock options, restricted stock awards and restricted stock units. The compensation cost for all equity awards is measured at their grant-date fair value. For the awards that do not contain performance or market conditions, the related compensation expense is recognized on a straight-line basis over the employee’s requisite service period, which is generally the vesting period, or the non-employee’s vesting period. For the awards that contain both performance and service conditions, the Company recognizes compensation expense over the requisite service period using the accelerated vesting attribution method when achievement of the performance condition is probable. For the awards that contain both market and service conditions, the Company recognizes compensation expense over the requisite service period using the accelerated vesting attribution method.

The grant-date fair value of stock options that do not contain market conditions is estimated using the Black-Scholes-Merton option pricing model, which requires management to make the following assumptions:

•
Risk-free interest rate is based on the U.S. Treasury instruments, the terms of which are consistent with the expected term of the Company’s stock options.
•
Expected dividend is based on the Company’s history and expectation of dividend payouts.
•
Expected term represents the number of years the options are expected to be outstanding from grant date based on historical option exercise experience.
•
Expected volatility is estimated based on the historical volatility of the Company’s stock price over a period equal to the expected life of each option grant.

The Company estimates the grant-date fair value and requisite service period of stock options with market conditions using a combination of the Monte Carlo simulation and Black-Scholes-Merton option pricing models, applying the assumptions discussed above. The Company measures the grant-date fair value of restricted stock awards and restricted stock units using the Company’s stock price on the date of grant.

The Company accounts for forfeitures when they occur. The stock-based compensation expense is classified in the consolidated statements of operations in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified.

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

The calculation of the Company’s tax positions involves dealing with uncertainties in the application of complex tax regulations for federal and several different state tax jurisdictions. The Company is periodically reviewed by tax authorities regarding the amount of taxes due. These reviews include inquiries regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. GAAP provides guidance on the accounting for and disclosure of uncertainty in tax positions and requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more likely than not" of being sustained by the applicable taxing authority. The Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. In making these assessments, the Company determines the accounting recognition based on the technical merits of the position and consults with external tax experts as appropriate. The Company does not recognize income tax benefits for positions that it takes on its income tax returns that do not meet the more likely than not standard on its technical merits.

Asset Acquisitions

Asset acquisitions are accounted for using the cost accumulation method. Determining whether the acquired set represents an asset acquisition or a business combination requires quantitative and qualitative assessments subject to judgment. In an asset acquisition, acquisition costs are capitalized as part of the acquired set. The accounting for asset acquisitions requires estimates and judgment to allocate the incurred costs among the assets acquired using their relative fair value. As such, the values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques.

Net Income (Loss) Per Share

The following table presents the calculation of basic and diluted net income (loss) per share:

	For the twelve months ended June 30,
(in thousands except per share amounts)	2023	2022
Numerator:
Net income (loss) from continuing operations	$14,479	$(19,305)
Less: net (loss) income attributable to non-controlling interest, continuing operations	(1,554)	684
Numerator for basic EPS - Net income (loss) from continuing operations attributable to Great Elm Group, Inc.	$16,033	$(19,989)

Net income from discontinued operations	13,201	4,268
Less: net income (loss) attributable to non-controlling interest, discontinued operations	1,504	(828)
Numerator for basic EPS - Net income from discontinued operations, attributable to Great Elm Group, Inc.	$11,697	$5,096

Effect of dilutive securities:
Interest expense associated with Convertible Notes, continuing operations	$1,943	$-
Numerator for diluted EPS - Net income (loss) from continuing operations attributable to Great Elm Group, Inc., after the effect of dilutive securities	$17,976	$(19,989)

Numerator for diluted EPS - Net income from discontinued operations, attributable to Great Elm Group, Inc.	$11,697	$5,096

Denominator:
Denominator for basic EPS - Weighted average shares of common stock outstanding	28,910	26,784

Effect of dilutive securities:
Restricted stock	1,152	-
Convertible Notes	10,918	-
Denominator for diluted EPS - Weighted average shares of common stock outstanding after the effect of dilutive securities	40,980	26,784

Basic net income (loss) per share from:
Continuing operations	$0.55	$(0.75)
Discontinued operations	0.40	0.19
Basic net income (loss) per share	$0.95	$(0.56)
Diluted net income (loss) per share from:
Continuing operations	$0.44	$(0.75)
Discontinued operations	$0.29	0.19
Diluted net income (loss) per share	$0.73	$(0.56)

As of June 30, 2023 the Company had 3,264,424 potential shares of common stock issuable upon the exercise of stock options that are not included in the diluted net income (loss) per share calculation because to do so would be anti-dilutive for the twelve months ended June 30, 2023. As of June 30, 2022, the Company had 13,839,273 potential shares of common stock, including 10,392,545 shares of common stock issuable upon the conversion of Convertible Notes (as defined below), 1,312,436 potential shares issuable upon vesting of restricted stock units and restricted stock awards, and 2,134,292 potential shares of common stock issuable upon the exercise of stock options that are not included in the diluted net income (loss) per share calculation for the twelve months ended June 30, 2022 because to do so would be anti-dilutive.

As of June 30, 2023 and 2022, the Company had an aggregate of 1,151,430 and 1,216,481 issued shares, respectively, that are not considered outstanding for accounting purposes since they are unvested and subject to forfeiture by the employees at a nominal price if service milestones are not met.

Concentration of Risk

The Company’s revenues from continuing operations and related receivables are primarily attributable to the management of Great Elm Capital Corp. (GECC) and Monomoy UpREIT, LLC (Monomoy UpREIT) investment vehicles. See Note 7 - Related Party Transactions.

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

Reference Rate Reform. In March 2020 and January 2021, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which provide optional expedients and exceptions for applying US GAAP to contracts, hedging relationships and other transactions affected by reference rate reform on financial reporting due to the cessation of the London Interbank Offered Rate (LIBOR) if certain criteria are met. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, extending the sunset date under Topic 848 from December 31, 2022 to December 31, 2024 to align the temporary accounting relief guidance with the expected LIBOR cessation date of June 30, 2023. The Company adopted these ASUs as of July 1, 2023, which did not have any impact on its consolidated financial statements.

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

On December 30, 2022, in connection with the Transactions with JPM, as defined below, the Company partially repaid the Forest Note in the amount of $18.4 million. The remaining balance, inclusive of accrued interest, due to

Forest under the Forest Note of $19.7 million was subsequently paid in full on January 3, 2023 using the proceeds from the Sale of HC LLC (see Note 4 - Assets and Liabilities Held for Sale and Discontinued Operations).

During the year ended June 30, 2023, the Company recorded interest expense of $19 thousand with respect to the Forest Note.

Sale of Controlling Interest in Forest

On December 30, 2022, GEG and FM Acquisition, entered into a stock purchase agreement (the Stock Purchase Agreement) with J.P. Morgan Broker-Dealer Holdings Inc. (JPM) to sell 61 shares of the common stock, $0.001 par value per share, of Forest owned by FM Acquisition and GEG, which constituted 61% of the issued and outstanding shares of Forest’s common stock, to JPM for approximately $18.4 million in cash (the Sale of Controlling Interest in Forest). Upon execution of the Stock Purchase Agreement, the Company deconsolidated Forest and recognized an investment in respect to its retained 19% non-controlling interest in Forest (the Investment in Forest) in the amount of $2.1 million. The following table shows calculation of the recorded gain on sale of controlling interest in subsidiary of $10.5 million on the Company's consolidated statement of operations for the year ended June 30, 2023:

(in thousands)	December 30, 2022
Cash proceeds	$18,409
Fair value of retained 19% non-controlling interest in Forest	2,128
Carrying value of non-controlling interest prior to sale	2,120
22,657
Less: Carrying value of net assets disposed	12,133
Gain on Sale of Controlling Interest in Forest	$10,524

The Investment in Forest was determined to be an equity security measured at fair value within Level 3 of the fair value hierarchy. As a result of Forest joining the JPM consolidated group, we recognized a gain on our Investment in Forest of $24.4 million during the year ended June 30, 2023 (prior to exercise of the Put Option as defined below) within net realized and unrealized gain (loss) on investments on the consolidated statement of operations.

The Sale of Controlling Interest in Forest did not meet the criteria for presentation as discontinued operations. The following table shows loss before income taxes of Forest, as well as loss before income taxes of Forest attributable to the Company:

	For the twelve months ended June 30,
(in thousands)	2023	2022
Loss before income taxes	(2,679)	(2,637)
Loss before income taxes attributable to Great Elm Group, Inc.	(1,133)	(3,542)

Put Option

In connection with the Stock Purchase Agreement, GEG, JPM and Forest entered into an amended and restated stockholders’ agreement (the Stockholders Agreement). Pursuant to the Stockholders Agreement, from January 17, 2023 until February 17, 2023, GEG had the right (the Put Option, together with the Sale of Controlling Interest in Forest referred to as the Transactions with JPM) to sell the Investment in Forest for the then fair market value. On January 17, 2023, the Company exercised the Put Option and sold the Investment in Forest for $26.5 million in cash, resulting in an additional gain on our Investment in Forest for the year ended June 30, 2023 of $25 thousand recorded within net realized and unrealized gain (loss) on investments on the consolidated statement of operations.

4. Assets and Liabilities Held for Sale and Discontinued Operations

On January 3, 2023, DME Holdings along with the minority owners of HC LLC, entered into a purchase agreement with QHM Holdings, Inc., a subsidiary of Quipt Home Medical Corp. (Quipt), to sell 100% of the outstanding membership interests in HC LLC to Quipt (Sale of HC LLC) for $80.0 million, consisting of approximately $72.8 million in cash, $5.2 million of indebtedness assumed by Quipt and $2.0 million in shares of Quipt common stock based on the 20-day volume-weighted average price of Quipt’s common stock for the period ending on and including the second business day prior to the closing of the transaction. After transaction costs of $2.5 million, distributions to non-controlling interests of $5.9 million, and indemnity escrow payment of $0.4 million, cash proceeds to GEG and subsidiaries were $64.1 million, pending finalization of working capital adjustments. The following table shows calculation of the initial gain on Sale of HC LLC of $13.6 million:

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

The Company concluded that the disposal group satisfied the criteria for presentation as held for sale and discontinued operations. In the fourth quarter of fiscal 2023, we recorded a loss of $0.3 million following finalization of working capital adjustments to the initial sales price for HC LLC, with the respective payment to Quipt made in September 2023. The following table provides a reconciliation of the Company’s net income from discontinued operations presented in the consolidated statements of operations:

	For the twelve months ended June 30,
(in thousands)	2023	2022
Discontinued operations:
Durable medical equipment sales and services revenue	$21,574	$41,720
Durable medical equipment rental income	11,874	21,738
Net revenue	33,448	63,458

Cost of durable medical equipment sold and services	(8,654)	(16,795)
Cost of durable medical equipment rentals	(4,263)	(7,149)
Durable medical equipment other operating expenses	(17,519)	(32,561)
Depreciation and amortization	(783)	(1,737)
Transaction costs	(2,462)	(582)
Interest expense	(46)	(240)
Loss on extinguishment of debt	(23)	(190)
Other (expense) income, net	(50)	2
Gain on disposal of discontinued operations	13,264	-
Income before income taxes from discontinued operations	12,912	4,206
Income tax benefit	289	62
Net income from discontinued operations	$13,201	$4,268

The following table provides a reconciliation of the assets and liabilities held for sale presented in the consolidated balance sheet as of June 30, 2022:

(in thousands)	June 30, 2022
Cash and cash equivalents	$1,314
Accounts receivable	5,867
Inventories	898
Prepaid and other current assets	385
Current assets held for sale	$8,464

Property and equipment, net	$521
Equipment held for rental, net	7,504
Identifiable intangible assets, net	5,921
Goodwill	52,463
Right-of-use assets	2,989
Other assets	163
Non-current assets held for sale	$69,561

Accounts payable	$6,030
Accrued expenses and other current liabilities	3,544
Deferred revenue	1,218
Current portion of lease liabilities	1,218
Current portion of equipment financing debt	2,993
Current liabilities held for sale	$15,003

Lease liabilities, net of current portion	$1,903
Redeemable preferred stock of subsidiaries	648
Non-current liabilities held for sale	$2,551

5. Acquisitions

Acquisition of Monomoy UpREIT Investment Management Agreement

On May 4, 2022, the Company, through GECM, acquired the investment management agreement for Monomoy UpREIT and certain other related assets from Imperial Capital Asset Management, LLC (ICAM). Monomoy UpREIT is the operating partnership of Monomoy Properties REIT, LLC, a private real estate investment trust founded by ICAM, with a portfolio of diversified net leased industrial assets. The acquisition significantly increased and diversified GECM’s assets under management. In addition to the investment management agreement, GECM acquired the assembled workforce including eleven ICAM personnel involved in the operations of Monomoy UpREIT, as well as the lease for office space in Charleston, South Carolina, where these employees are based. In conjunction with the acquisition, the Company made an investment of $15.0 million into Monomoy UpREIT.

The purchase consideration included an upfront purchase price of $10 million financed with a combination of: (i) $2.5 million in newly issued shares of GEG common stock, which equals 1,369,984 shares issued at $1.81 per share, which is the 30-calendar day volume-weighted average of the closing sales price ending on April 14, 2022; (ii) $1.25 million in shares of GECC common stock owned by GEG and valued at the subscription price of the next GECC rights offering; and (iii) the Seller Note (as defined in Note 13 - Related Party Notes Payable and Long-Term Debt) issued by GECM in an aggregate principal amount of approximately $6.3 million. The Company also incurred $0.8 million in direct transaction costs consisting primarily of professional fees.

The transaction was accounted for as an asset acquisition because substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable intangible asset related to the investment management agreement. The value of the investment management agreement was estimated under the income approach using a multi-period excess earnings method. The key inputs in the valuation included forecasted assets under management, revenue and expenses, and a discount rate of 19.5%. The $11.9 million cost of the acquisition was allocated to assets acquired on the basis of their relative fair values. Specifically, the Company recognized $11.3 million and $0.6 million of intangible assets representing the acquired investment management agreement and assembled workforce with estimated useful lives of 15 years and 10 years, respectively. See Note 9 - Identifiable Intangible Assets, Net for additional details on the Company's intangible assets.

In conjunction with the acquisition of the Monomoy UpREIT investment management agreement, the Company entered into a contingent consideration agreement that requires the Company to pay up to $2.0 million to ICAM if certain fee revenue thresholds are achieved during fiscal years ending June 30, 2023 and 2024. As of June 30, 2023, the Company determined that the fee revenue threshold for the year ending June 30, 2023 was achieved and the amount payable to ICAM was approximately $1.0 million, which was paid in July 2023. Further, the Company determined that the fee revenue threshold for the year ending June 30, 2024 was expected to be achieved as well, and the related amount payable to ICAM was recorded at present value of approximately $0.9 million, using a discount rate of 8.0%. Consequently, as of June 30, 2023, the contingent consideration of $1.9 million was included within the current portion of related party payables and related party payables, net of current portion, in the consolidated balance sheet. As of June 30, 2022, the contingent consideration of $1.1 million was included within the related party payables, net of current portion, in the consolidated balance sheet.

6. Revenue

The Company's revenues are summarized in the following table:

	For the twelve months ended June 30,
(in thousands)	2023	2022
Management fees	$5,471	$3,612
Incentive fees	1,007	-
Property management fees	1,122	171
Administration and service fees	1,063	733
Total revenues	$8,663	$4,516

The Company recognizes revenue at amounts that reflect the consideration to which it expects to be entitled in exchange for providing services to its customers under agreements with each investment product, which may be terminated at any time by either party subject to the specific terms of each respective agreement.

Management Fees

The Company earns management fees based on the investment management agreements between GECM and GECC, Monomoy UpREIT, and other private funds (collectively, the Funds). The performance obligation is satisfied and management fee revenue is recognized over time as the services are rendered, since the Funds simultaneously receive and consume the benefits provided as GECM performs services. Management fee rates range from 1.0% to 1.5% of the management fee assets specified within each agreement and are calculated and billed in arrears of the period, either monthly or quarterly.

Property Management Fees

Under the Monomoy UpREIT property management agreement, GECM is entitled to 4.0% of monthly rent collected. These fees are collected monthly in arrears. Property management fee revenue is recognized over time as the services are provided.

Incentive Fees

The Company earns incentive fees based on the investment management agreements GECM has with GECC and Monomoy Properties II, LLC (MP II), a feeder fund of Monomoy Properties REIT, LLC. Where an investment management agreement includes both management fees and incentive fees, the performance obligation is considered to be a single obligation for both fees. Incentive fees are variable consideration associated with the investment management agreements. Incentive fees are earned based on investment performance during the period, subject to the achievement of minimum return levels or high-water marks, in accordance with the terms of the respective investment management agreements. Incentive fees are typically 20% of the performance-based metric specified within each agreement. Incentive fees are recognized when it is determined that they are no longer probable of significant reversal. During the year ended June 30, 2023, the Company recorded revenue in respect to the incentive fees due from GECC of $1.0 million.

Administration and Service Fees

The Company earns administration fees based on the administration agreement GECM has with GECC whereby GECC reimburses GECM for costs incurred in performing certain administrative functions. This revenue is recognized over time as the services are performed. Administration fees are billed quarterly in arrears, which is consistent with the timing of the delivery of services and reflect agreed upon rates for the services provided. The services are accounted for as a single performance obligation for each investment vehicle that is a series of distinct services with substantially the same pattern of transfer as the services are provided on a daily basis.

7. Related Party Transactions

Related party transactions are measured in part by the amount of consideration paid or received as established and agreed by the parties. Consideration paid for such services in each case is the negotiated value.

The following tables summarize activity and outstanding balances between the managed investment products and the Company:

	For the twelve months ended June 30,
(in thousands)	2023	2022
Net realized and unrealized loss on investments	$(9,410)	$(7,920)
Net realized and unrealized loss on investments of Consolidated Fund	(16)	(525)
Dividend income	4,349	2,809

(in thousands)	June 30, 2023	June 30, 2022
Dividends receivable	$300	$612
Investment management revenues receivable	2,167	1,241
Receivable for reimbursable expenses paid	841	592
Receivables from managed funds	$3,308	$2,445

Investment Management

GECM has agreements to manage the investment portfolios for GECC, Monomoy UpREIT and other investment products, as well as to provide administrative services. Under these agreements, GECM receives management fees based on the managed assets (other than cash and cash equivalents) and rent collected, incentive fees based on the performance of those assets, and administration and service fees. See Note 6 - Revenue for additional discussions of the fee arrangements.

Consolidated Funds

GEO GP serves as the general partner of Great Elm Opportunities Fund I, LP (GEOF), a Delaware multi-series limited partnership. GECM serves as the investment manager of GEOF. As the general partner, GEO GP provides administrative services and oversees GECM’s management of the investment portfolio of GEOF. The Company determined that GEOF and Series A, Series B and Series C of GEOF are VIEs, and that the criteria for consolidation were only met for GEOF Series C, which was launched in November 2020 and subsequently merged into GESOF (as defined below). GEOF Series D was launched on January 1, 2023 and the Company determined that it was not a VIE. The contribution in the amount of $3.0 million made by GEG into GEOF Series D, representing 43% ownership of the partnership interests in the fund, was determined to be an equity method investment and the Company elected the fair value option using the net asset value (NAV) practical expedient for this instrument with all changes in NAV reported in net realized and unrealized gain (loss) on investments on the consolidated statements of operations.

GECM also served as the managing member of Great Elm SPAC Opportunity Fund, LLC (GESOF or the Consolidated Fund), a Delaware limited liability company, which was launched in February 2021, and managed the investment portfolio of GESOF. The Company determined that GESOF was a VIE and that the criteria for consolidation were met during the years ended June 30, 2023 and 2022. The operations of the Consolidated Fund were included in our consolidated financial statements. In July 2022, GESOF began to wind down and the Company received final distributions of cash and equity investments (in-kind) during the year ended June 30, 2023.

The Company retained the specialized investment company accounting guidance under GAAP with respect to the Consolidated Fund during the periods it was consolidated. As such, investments of the Consolidated Fund were included in the consolidated balance sheets at fair value and the net realized and unrealized gain or loss on those investments was included as a component of other income on the consolidated statements of operations. Non-controlling interests in the Consolidated Fund were included in net (loss) income attributable to non-controlling interest, continuing operations.

There are no consolidated funds as of June 30, 2023. See Note 2 - Summary of Significant Accounting Policies for additional details.

Investments

The Company owns 1,532,519 shares of GECC (approximately 20.2% of the outstanding shares). Certain officers and directors of GECC are also officers and directors of GEG. Matthew A. Drapkin is a director of our Board of Directors and also the Chairman of GECC's Board of Directors, Adam M. Kleinman is our President, as well as the Chief Compliance Officer of GECC, and Keri A. Davis is our Chief Financial Officer, as well as the Chief Financial Officer of GECC.

The Company receives dividends from its investments in GECC and Monomoy UpREIT and earns unrealized gains and losses based on the mark-to-market performance of those investments. See Note 8 - Fair Value Measurements.

Other Transactions

GECM has shared personnel and reimbursement agreements with ICAM. Jason W. Reese, the Chief Executive Officer and Chairman of the Company’s Board of Directors, is the Chief Executive Officer of ICAM. Certain costs incurred under these agreements relate to human resources, investment management, and other administrative services provided by ICAM employees, for the benefit of the Company and its subsidiaries, and are included in investment management expenses in the consolidated statements of operations. For the years ended June 30, 2023 and 2022 such costs were $1.5 million and $1.1 million, respectively. Other costs include operational or administrative services performed on behalf of the funds managed by GECM and are included in receivables from managed funds in the consolidated balance sheets. As of June 30, 2023 and 2022, costs of $0.1 million and $0.1 million related to the shared services agreements were included in receivables from managed funds, respectively.

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

Additionally, the Company received dividends of $0.4 million and realized gain of $0.3 million on its investment in Monomoy Properties, LLC, which it held for a portion of the year ended June 30, 2022. Monomoy Properties, LLC is managed by ICAM.

See Note 3 - Forest Note and Transactions with JPM for details on the Forest Note and Investment in Forest, Note 5 - Acquisitions for details on the contingent consideration payable to ICAM following the acquisition of the Monomoy UpREIT investment management agreement, and Note 14 - Convertible Notes for details on the Convertible Notes issued to related parties.

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

The assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized in the tables below:

	Fair Value as of June 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investments	$14,296	$-	$-	$14,296
Total assets within the fair value hierarchy	$14,296	$-	$-	$14,296
Investments valued at net asset value				$18,315
Total assets				$32,611
Liabilities:
Contingent consideration liability	$-	$-	$1,903	$1,903
Total liabilities	$-	$-	$1,903	$1,903

	Fair Value as of June 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investments	$27,678	$-	$-	$27,678
Equity investments of Consolidated Fund	1,797	-	-	1,797
Total assets within the fair value hierarchy	$29,475	$-	$-	$29,475
Investments valued at net asset value				$20,364
Total assets				$49,839
Liabilities:
Contingent consideration liability	$-	$-	$1,120	$1,120
Total liabilities	$-	$-	$1,120	$1,120

There were no transfers between levels of the fair value hierarchy during the years ended June 30, 2023 and 2022.

The following is a reconciliation of changes in contingent consideration, a Level 3 liability:

	For the twelve months ended June 30,
(in thousands)	2023	2022
Beginning balance	$1,120	$-
Additions	-	1,120
Change in fair value	783	-
Ending balance	$1,903	$1,120

The valuation techniques applied to investments held by the Company and by the Consolidated Fund vary depending on the nature of the investment.

Equity and equity-related securities

Securities traded on a national securities exchanges are stated at the close price on the valuation date. To the extent these securities are actively traded and valuation adjustments are not applied, they are classified as Level 1.

Investments in private funds

The Company values investments in private funds using NAV as reported by each fund’s investment manager. Investments valued using NAV as a practical expedient are not categorized within the fair value hierarchy.

As of June 30, 2023, investments in private funds primarily consisted of our investment in Monomoy UpREIT and GEOF Series D. As of June 30, 2022, investments in private funds primarily consisted of our investment in Monomoy UpREIT. Monomoy UpREIT allows redemptions annually with 90 days’ notice, subject to a one-year lockup from the date of initial investment, which are capped at 5% of its NAV. GEOF Series D allows withdrawals annually and there is no set duration for the private fund. As of June 30, 2023, there were no unfunded commitments.

See Note 5 - Acquisitions for additional discussion related to the fair value of the contingent consideration payable in conjunction with the acquisition of the Monomoy UpREIT investment management agreement and Note 13 - Related Party Notes Payable and Long-Term Debt for additional discussion related to the fair value of our notes payable and other long-term debt. The carrying value of all other financial assets and liabilities approximate their fair values.

9. Identifiable Intangible Assets, Net

The following table is a summary of the Company’s intangible assets as of June 30, 2023 and 2022:

	As of June 30, 2023			As of June 30, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Investment management agreements	$15,264	$(3,792)	$11,472	$15,264	$(2,753)	$12,511
Assembled workforce	1,103	(460)	643	1,103	(364)	739
Identifiable intangible assets, net	$16,367	$(4,252)	$12,115	$16,367	$(3,117)	$13,250

During the years ended June 30, 2023 and 2022, the Company recorded amortization expense of $1.1 million and $0.5 million, respectively, within depreciation and amortization on the consolidated statements of operations.

The following table provides the estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter:

(in thousands)	Estimated Future Amortization Expense
For the year ending June 30, 2024	$1,079
For the year ending June 30, 2025	1,033
For the year ending June 30, 2026	993
For the year ending June 30, 2027	958
For the year ending June 30, 2028	930
Thereafter	7,122
Total	$12,115

10. Real Estate Under Development

In January 2023, MBTS completed purchases of certain land parcels. Contemporaneously with the land purchases, MBTS entered into commercial lease agreements, as a lessor, in respect to the land parcels and build-to-suit improvements to be constructed thereon. The leases will commence upon substantial completion of the build-to-suit development, which is expected not later than the first calendar quarter of 2024. The Company intends to sell the land and improvements with the attached leases at or close to the respective lease commencement date.

During the year ended June 30, 2023, the Company capitalized costs of $1.7 million within real estate under development (current) on its balance sheet, representing the cost of land and development and construction costs directly identifiable with the two real estate projects.

11. Leases

The Company leases office spaces in Waltham, Massachusetts, and Charleston, South Carolina, under operating leases.

The following table summarizes operating and variable lease cost and cash paid for amounts included in the measurement of lease liabilities for the years ended June 30, 2023 and 2022:

	For the twelve months ended June 30,
(in thousands)	2023	2022
Operating lease cost	$391	$339
Variable lease cost	73	20
Cash paid for operating leases	468	332

The following table provides details on the leases presented in the consolidated balance sheets as of June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
Weighted-average remaining life	1.5 years	2.3 years
Weighted-average discount rate	9.4%	9.7%

The following table provides a maturity analysis of the Company's operating lease liabilities as of June 30, 2023:

(in thousands)	June 30, 2023
For the year ending June 30, 2024	$429
For the year ending June 30, 2025	115
For the year ending June 30, 2026	9
Thereafter	-
Total lease payments	$553
Imputed interest	(52)
Total lease liabilities	$501

The Company’s office leases in Waltham, Massachusetts, and Charleston, South Carolina, provide a five-year and a three-year optional extension periods, respectively. As the Company is not reasonably certain to exercise the options, the periods covered by the options are not included in the respective lease terms or the measurement of the respective lease liabilities.

12. Accrued Expenses and Other Current Liabilities

As of June 30, 2023 and 2022, accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2023	June 30, 2022
Payroll and other employee-related costs	$2,428	$1,570
Estimated future distributions to non-controlling interests in HC LLC	1,206	-
Professional fees	1,036	1,396
Estimated working capital adjustment	288
Severance	208	-
Taxes	159	-
Interest	11	854
Other	82	25
Accrued expenses and other current liabilities	$5,418	$3,845

See Note 4 - Assets and Liabilities Held for Sale and Discontinued Operations for additional information on the estimated future distributions of proceeds to non-controlling interests in HC LLC, as well as the estimated working capital adjustment.

13. Related Party Notes Payable and Long-Term Debt

As of June 30, 2023, the Company did not have any outstanding related party notes payable. As of June 30, 2022, related party notes payable consisted of the Seller Note (as defined below) with a total principal and outstanding amount of $6.3 million recorded within related party notes payable, net of current portion, on the consolidated balance sheet.

The Company’s long-term debt is summarized in the following table:

(in thousands)	Borrower	June 30, 2023	June 30, 2022
GEGGL Notes	GEG	$26,945	$26,945
Total principal		$26,945	$26,945
Unamortized debt discounts and issuance costs		(1,137)	(1,413)
Long-term debt		25,808	25,532

During the years ended June 30, 2023 and 2022, the Company incurred interest expense of $2.5 million and $0.2 million, respectively, on related-party notes payable and long-term debt. See Note 14 - Convertible Notes for interest expense on the Convertible Notes and Note 15 - Non-Controlling Interests and Redeemable Preferred Stock of Subsidiaries for interest expense on the preferred stock of subsidiaries.

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

In August and December 2022, the Company settled the principal amount of $0.6 million and $2.0 million by transferring 50,000 and 200,000 shares of GECC stock, respectively. In February 2023, the Company repaid the remaining principal of $3.7 million in full.

GEGGL Notes

On June 9, 2022, the Company issued $26.9 million in aggregate principal amount of 7.25% notes due on June 30, 2027 (the GEGGL Notes), which included $1.9 million of GEGGL Notes issued in connection with the partial exercise of the underwriters’ over-allotment option. The GEGGL Notes are unsecured obligations and rank: (i) pari passu, or equal, with the Convertible Notes and any future outstanding unsecured unsubordinated indebtedness of the Company; (ii) senior to any of the Company's indebtedness that expressly provides it is subordinated to the GEGGL Notes; (iii) effectively subordinated to any future secured indebtedness of the Company; and (iv) structurally subordinated to any future indebtedness and other obligations of any of the Company's current and future subsidiaries. The Company pays interest on the GEGGL Notes on March 31, June 30, September 30 and December 31 of each year. The GEGGL Notes can be called on, or after, June 30, 2024. Holders of the GEGGL Notes do not have the option to have the notes repaid prior to the stated maturity date. The GEGGL Notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof.

The GEGGL Notes include covenants that limit additional indebtedness or the payment of dividends subject to compliance with a net consolidated debt to equity ratio of 2:1. As of June 30, 2023 our net consolidated debt to equity ratio is 0.07:1.00.

14. Convertible Notes

On February 26, 2020, the Company issued notes at par with an aggregate principal balance of $30 million due on February 26, 2030 that accrue interest at 5.0% per annum, payable semiannually in arrears on June 30 and December 31, commencing June 30, 2020, in cash or in-kind at the option of the Company, with each $1,000 principal amount convertible into 288.0018 shares of the Company’s common stock, subject to the terms therein, prior to maturity at the option of the holder (the Convertible Notes). In addition, on March 10, 2021, the Company issued additional Convertible Notes in an aggregate principal amount of $2.3 million.

As of June 30, 2023, the total principal balance of Convertible Notes outstanding was $37.9 million, including cumulative interest paid in-kind. The Convertible Notes are held by a consortium of investors, including $15.4 million issued to certain related parties. As of June 30, 2023, such Convertible Notes issued to related parties include:

▪
$7.1 million issued to entities associated with Matthew A. Drapkin, including funds managed by Northern Right Capital Management, L.P. (Northern Right), a significant shareholder. Mr. Drapkin, a member of the Company’s Board of Directors, is the Chief Executive Officer of Northern Right.
▪
$7.5 million issued to entities associated with Jason W. Reese, including funds managed by ICAM, a significant shareholder.
▪
$0.8 million issued to entities associated with Eric J. Scheyer, a member of the Company’s Board of Directors.

The Company may, subject to compliance with the terms of the Convertible Notes, effect the conversion of some or all of the Convertible Notes into shares of common stock, subject to certain liquidity and pricing requirements, as specified in the Convertible Notes.

The embedded conversion feature in the Convertible Notes qualifies for the scope exception to derivative accounting in FASB ASC Topic 815, Derivatives and Hedging, for certain contracts involving a reporting entity’s own equity. The Company incurred $1.2 million in issuance costs on the original issuance that are amortized over the 10-year term. Convertible Notes recorded on the Company's consolidated balance sheets as of June 30, 2023 and 2022 are summarized in the following table:

(in thousands)	June 30, 2023	June 30, 2022
Convertible Notes principal	$37,912	$36,085
Unamortized debt issuance costs	(783)	(898)
Convertible Notes	37,129	35,187

The Company incurred interest expense of $1.9 million and $1.8 million related to the Convertible Notes for the years ended June 30, 2023 and 2022, respectively, inclusive of non-cash interest related to amortization of debt issuance costs. Interest was paid in-kind by issuing $1.8 million and $1.7 million of additional Convertible Notes to holders for the years ended June 30, 2023 and 2022, respectively.

15. Non-Controlling Interests and Redeemable Preferred Stock of Subsidiaries

Non-Controlling Interests

Holders of non-controlling interests in a subsidiary of the Company hold certain rights, which result in the classification of the securities as either liability, temporary equity, or permanent equity. The following table summarizes the non-controlling interest balances on the consolidated balance sheets:

(in thousands)	June 30, 2023	June 30, 2022
HC LLC
Temporary equity	-	2,225
Permanent equity	-	2,225
Total HC LLC	-	4,450
Consolidated Fund
Permanent equity	-	642
Forest
Permanent equity	-	3,666
Total non-controlling interests	$-	$8,758

The following table summarizes the net income (loss) attributable to the non-controlling interests on the consolidated statements of operations:

	For the twelve months ended June 30,
(in thousands)	2023	2022
HC LLC
Temporary equity	752	(414)
Permanent equity	752	(414)
Total HC LLC	1,504	(828)
GEC GP
Permanent equity	-	(6)
Consolidated Fund
Permanent equity	(8)	(215)
Forest
Permanent equity	(1,546)	905
Net loss attributable to non-controlling interest	$(50)	$(144)

HC LLC – Non-controlling interest classified as temporary equity

The Company issued a 9.95% common stock equity ownership in HC LLC. The holder of the interest had board observer rights for the HC LLC board of directors, but no voting rights. HC LLC had the right of first offer if the holder desired to sell the security and in the event of a sale of HC LLC, the holder was obligated to sell their securities (drag along rights) and had the right to participate in sales of HC LLC securities (tag along rights). In addition, upon the seventh anniversary of issuance date, if (i) the holder owned at least 50% of the common shares issued to it at the closing of the transaction, (ii) an initial public offering of HC LLC had not commenced and (iii) the holder had not had an earlier opportunity to sell its shares at their fair market value, the holder had the right to request a marketing process for a sale of HC LLC and had the right to put its common shares to HC LLC at the price for such shares implied by such marketing process. The Company also had the right to call the holder’s common shares at such price. The holder of the non-controlling interest was entitled to participate in earnings of HC LLC and was not required to fund losses. As the redemption was contingent upon future events outside of the Company’s control which were not probable, the Company classified the non-controlling interest as temporary equity at its fair value on the date of issuance, adjusted for any earnings in HC LLC. As of June 30, 2023, no non-controlling interest was outstanding following the Sale of HC LLC on January 3, 2023. Refer to Note 4 - Assets and Liabilities Held for Sale and Discontinued Operations for details on the Sale of HC LLC to Quipt.

HC LLC – Non-controlling interest classified as permanent equity

The Company issued a 9.95% common stock equity ownership in HC LLC. The rights were consistent with the non-controlling interest classified as temporary equity, other than the holder not having a contingent put right. Accordingly, the Company classified the non-controlling interest as permanent equity at its fair value on the date of issuance, adjusted for any earnings in HC LLC. As of June 30, 2023, no non-controlling interest was outstanding following the Sale of HC LLC on January 3, 2023. Refer to Note 4 - Assets and Liabilities Held for Sale and Discontinued Operations for details on the Sale of HC LLC to Quipt.

GEC GP – Non-controlling interest classified as permanent equity

GEC GP owned the rights to the profit sharing agreement with GECM as well as an intercompany obligation under a senior secured note payable issued by Great Elm GECC GP Corp in consideration for the assets acquired from MAST Capital Management, LLC. During the year ended June 30, 2022, the Company purchased the remaining shares of GEC GP. As of June 30, 2023, no non-controlling interest was outstanding.

Consolidated Fund – Non-controlling interest classified as permanent equity

As of June 30, 2022, the Company held 73.4% of the capital in the Consolidated Fund and the remaining capital was recorded as a non-controlling interest that included affiliated individuals and entities. In July 2022, the Consolidated Fund began to wind down and distributed its remaining assets to non-controlling interests in the total amount of $0.6 million.

Forest – Non-controlling interest classified as permanent equity

In December 2020, the Company sold to JPM a 20.0% common stock interest in Forest in exchange for $2.7 million. As of June 30, 2023, no non-controlling interest was outstanding following the Sale of Controlling Interest in Forest on December 30, 2022. See Note 3 - Forest Note and Transactions with JPM.

Redeemable Preferred Stock of Subsidiaries

Forest Preferred Stock classified as a liability

On December 29, 2020, Forest issued 35,010 shares of preferred stock in Forest with a face value of $1,000 per share at issuance (Forest Preferred Stock). The preferred shares provided for a 9% annual dividend, which was payable quarterly. As the preferred shares were mandatorily redeemable by the Company at their face value of $1,000 per share on December 29, 2027, or at a 0-3% premium decreasing over time based upon the occurrence of certain redemption events prior to December 29, 2027, the security was classified as a liability in the consolidated balance sheet as of June 30, 2022. Following the Sale of Controlling Interest in Forest on December 30, 2022, there was no outstanding balance in respect to Forest Preferred Stock. See Note 3 - Forest Note and Transactions with JPM.

The dividends on Forest Preferred Stock were included in interest expense in the consolidated statements of operations. During the years ended June 30, 2023 and 2022, the Company recorded interest expense, inclusive of non-cash interest related to amortization of discounts and debt issuance costs, of $1.7 million and $3.5 million, respectively, related to Forest Preferred Stock.

16. Share-Based and Other Non-Cash Compensation

Tax Benefits Preservation Agreement

On December 29, 2020, the Board of Directors of the Company adopted a Tax Benefits Preservation Agreement, between the Company and Computershare Trust Company, N.A., as Rights Agent (the Rights Plan). The Rights Plan is designed to reduce the possibility that certain changes in ownership could result in limitations on the use of the tax attributes, by restricting the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of 4.99% or more of the Company’s common stock and the ability of persons or entities now owning 5% or more of the outstanding common shares from acquiring additional common shares.

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

Stock Plans

In November 2013, the Company’s stockholders approved the Amended and Restated 1999 Directors’ Equity Compensation Plan (the Directors’ Plan). Options and awards granted to new or existing Outside Directors (as defined in the Directors’ Plan) under the Directors’ Plan vest ratably over a period of one to three years. The Directors’ Plan also provides for the acceleration of options upon the dismissal of an Outside Director from the Board of Directors of the Company upon or within 24 months following a change in control of the Company. The exercise price of options granted under the Directors’ Plan is equal to the fair market value of the Company’s common stock on the date of grant. Under the Directors’ Plan, stock option grants have a term of ten years. As of June 30, 2023, the Company had no shares outstanding under the Directors’ Plan.

In June 2016, the Company’s stockholders approved the Great Elm Group, Inc. 2016 Long-Term Incentive Plan (the 2016 Long-Term Incentive Plan), as subsequently amended, and the Great Elm Group, Inc. 2016 Employee Stock Purchase Plan (the 2016 Employee Stock Purchase Plan). In November 2022, the Company’s stockholders approved an increase to the number of shares available for issuance under the 2016 Long-Term Incentive Plan by 2,900,000 shares. The 2016 Long-Term Incentive Plan is administered by the Compensation Committee of the Board of Directors (the Compensation Committee) and provides for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, cash-based awards and other stock-based awards. As of June 30, 2023, the Company had a total of 4,392,713 shares outstanding under the 2016 Long-Term Incentive Plan and no shares were outstanding under the 2016 Employee Stock Purchase Plan.

The following table summarizes the number of common shares available for future issuance under the plans discussed above as of June 30, 2023:

Shares of Common Stock Available for Future Issuance	Shares
Directors' Plan	26,166
2016 Long-Term Incentive Plan	2,435,038
2016 Employee Stock Purchase Plan	944,000
Total	3,405,204

Restricted Stock Awards and Restricted Stock Units

The following table presents activity related to the Company’s restricted stock awards and restricted stock units for the year ended June 30, 2023:

Restricted Stock Awards and Restricted Stock Units	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2022	1,312	$1.79
Granted	1,007	2.20
Vested	(981)	2.01
Forfeited	(16)	2.62
Outstanding at June 30, 2023	1,322	$1.93

Restricted stock awards and restricted stock units have vesting terms between 1-4 years and are subject to service requirements. During the year ended June 30, 2023, the Company granted 1,006,825 restricted stock awards and did not grant any restricted stock units. The aggregate grant date fair value of restricted stock awards and restricted stock units granted during the years ended June 30, 2023 and 2022 was $2.2 million and $3.1 million, respectively. For the years ended June 30, 2023 and 2022, the total intrinsic value of restricted stock vested was $2.0 million and $2.2 million, respectively.

Stock Options

The following table presents activity related to the Company’s stock options for the year ended June 30, 2023:

Stock Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2022	2,134	$3.68	3.34	$-
Options granted	2,125	2.14	-	-
Forfeited, cancelled or expired	(995)	3.63	-	-
Outstanding at June 30, 2023	3,264	$2.70	7.45	$-
Exercisable at June 30, 2023	1,252	$3.72	3.65	$-

The weighted average grant date fair value of options, per share, granted during the years ended June 30, 2023 and 2022 was $0.23 and $1.02, respectively. The ranges of assumptions used to value options granted were as follows:

	As of June 30,
	2023	2022
Expected volatility	30.0% - 70.5%	69.80%
Expected dividends	-	-
Expected term (years)	2.50 - 5.00	3.25
Risk-free rate	3.4% - 3.9%	0.60%

Stock-Based Compensation Expense

Stock-based compensation expense related to all restricted stock awards, restricted stock units, and stock options totaled $2.6 million and $2.8 million for the years ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and 2022, the Company had unrecognized compensation cost related to all unvested restricted stock awards, restricted stock units, and stock options totaling $2.3 million and $2.3 million, respectively, expected to be recognized as the awards and options vest over the next 1.7 years.

In November 2021, the Compensation Committee in its discretion determined that an aggregate of 580,023 performance shares previously awarded to certain employees had vested. These restricted stock awards granted had both performance and service requirements in connection with the formation of the investment management business. The vesting of these awards was subject to a five-year service requirement and an investment management cumulative revenue collection target of $40 million for the five-year period ended November 3, 2021. The discretionary vesting of shares, as determined by the Compensation Committee resulted in a charge to stock-based compensation expense of $0.6 million during the year ended June 30, 2022.

Non-Employee Director Deferred Compensation Plan

In December 2020, the Company established the Great Elm Group, Inc. Non-Employee Directors Deferred Compensation Plan allowing non-employee directors to defer their cash and/or equity compensation under a non-revocable election for each calendar year. Such compensation is deferred until the earlier of 3 years from the original grant date of such compensation, termination of service, or death, and is payable in common stock shares. As of June 30, 2023, there were 167,939 restricted stock awards and restricted stock units that were deferred under this plan (and thus included in the number of restricted stock awards and restricted stock units outstanding as of that date), including 57,931 restricted stock awards, for which the service condition was met during the twelve months ended June 30, 2023.

Other Non-Cash Compensation

During the year ended June 30, 2023, the Company issued compensation to certain employees in the form of GECC common shares to be settled with GECC shares currently held by the Company. The total value of GECC shares awarded for the year ended June 30, 2023 was $0.4 million, of which $0.1 million vested immediately, and the balance will vest annually pro-rata over a three year period. Related compensation expense was $0.3 million for the year ended June 30, 2023.

During the year ended June 30, 2023, the Company issued compensation to certain employees in the form of restricted membership interest rights in MP II to be settled with the membership interest currently held by the Company. The total value of the MP II restricted membership interests awarded for the year ended June 30, 2023 was $0.1 million, which will vest on the third anniversary of the grant date. Related compensation expense was $22 thousand for the year ended June 30, 2023.

17. Income Taxes

The Company had income (loss) before income taxes from continuing operations of $14.7 million and $(19.2) million, respectively, for the years ended June 30, 2023 and 2022. There was no foreign activity during these years.

The provision for income taxes includes the following:

	For the years ended June 30,
(in thousands)	2023	2022
Current	$200	$83
Deferred	-	-
Income tax expense	$200	$83

The Company recognized an income tax expense from continuing operations of $0.2 million and $0.1 million for the years ended June 30, 2023 and 2022, respectively. This expense consisted solely of state and local taxes. No federal income taxes were incurred for the years ended June 30, 2023 and 2022.

The following table reconciles the expected corporate federal income tax expense, computed by multiplying the Company's income (loss) before income taxes by the statutory tax rate of 21%, to the total tax expense.

	For the years ended June 30,
(in thousands)	2023	2022
Federal tax expense (benefit) at statutory rate	$3,083	$(4,037)
State taxes net of federal impact	(85)	(507)
Sale of Controlling Interest in Forest	4,598	-
Change in valuation allowance	(192,363)	(26,165)
Adjustment to prior years	557	108
Interest expense on Forest Preferred Stock	328	700
Net operating loss and credit expirations	184,011	30,059
Other	71	(75)
Income tax expense	$200	$83

The tax effect of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are as follows:

	As of June 30,
(in thousands)	2023	2022
Deferred Tax Assets:
Net operating loss carryforwards	$5,019	$190,535
Accruals and allowances not deductible for tax purposes	615	1,646
Identifiable intangible assets	343	13
Unrealized loss on investments	2,969	5,361
Investment in partnerships	2,856	10,464
Other	1,091	2,169
Total deferred tax assets, gross	$12,893	$210,188
Less: valuation allowance	$(12,057)	$(207,085)
Total deferred tax assets, net	$836	$3,103
Deferred Tax Liabilities:
Goodwill	$-	$(2,225)
Other	(836)	(1,164)
Total deferred tax liabilities	$(836)	$(3,389)

Total deferred tax liabilities, net	$-	$(286)

In light of the history of cumulative operating losses, the Company recorded a valuation allowance for all of its federal and state deferred tax assets, as it is presently unable to conclude that it is more likely than not that the federal and state deferred tax assets in excess of deferred tax liabilities will be realized. The decrease of $195.0 million in the overall valuation allowance relates primarily to the expiration of federal tax attributes, as well as the Sale of Controlling Interest in Forest and Sale of HC LLC.

As of June 30, 2023, the Company had net operating loss (NOL) carryforwards for federal income tax purposes of approximately $16.2 million, of which approximately $8.2 million will expire in fiscal years 2024 through 2025 and $8.0 million can be carried forward indefinitely. As of June 30, 2023, the Company also had $25.5 million of state NOL carryforwards, principally in Massachusetts, Arizona, and Nebraska, that will expire from 2031 to 2043.

The utilization of a corporation's NOL carryforwards is limited following a change in ownership (as defined by Internal Revenue Code section 382) of greater than 50% within a rolling three-year period. If it is determined that prior equity transactions limit the Company's NOL carryforwards, the annual limitation will be determined by multiplying the market value of the Company on the date of the ownership change by the federal long-term tax-exempt rate. Any amount exceeding the annual limitation may be carried forward to future years for the balance of the NOL carryforward period.

During the years ended June 30, 2023 and 2022, the total amount of gross unrecognized tax benefit activity was as follows:

(in thousands)
Balance as of June 30, 2021	$36,019
Addition for tax positions of prior years	509
Reductions for tax positions of prior years	(71)
Lapse of statute of limitations	(4,127)
Balance as of June 30, 2022	$32,330
Reductions for tax positions of prior years	(27,706)
Lapse of statute of limitations	(4,116)
Balance as of June 30, 2023	$508

As of June 30, 2023 and 2022, the Company had approximately $0.5 million and $32.3 million, respectively, of unrecognized tax benefits. The reduction for tax positions of prior years of $27.7 million was attributable to unrecognized tax benefits of Forest that was sold during the year ended June 30, 2023, as discussed in Note 3 - Forest Note and Transactions with JPM.

These unrecognized tax benefits, if recognized, would ordinarily impact the effective tax rate by a corresponding amount. However, because of the Company’s history of cumulative operating losses, any recognized tax benefits would be fully offset by a valuation allowance without any impact on our consolidated results.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits in tax expense on the Company’s consolidated statements of operations. As of June 30, 2023 and 2022, the accrual for interest and penalties associated with tax liabilities was immaterial.

Although timing of the resolution and/or closure on the Company's unrecognized tax benefits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

The Company files U.S. federal and U.S. state tax returns in several states. Tax years remain open to examination to the extent that NOLs generated in those years are utilized in a later year. Accordingly, the Company's fiscal years 2004, 2005, 2018, and 2020 through 2023 remain open to examination by federal tax authorities. State tax returns generally remain open to examination for fiscal years 2017 through 2023.

18. Commitments and Contingencies

From time to time, the Company is involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. The Company maintains insurance to mitigate losses related to certain risks. The Company is not a named party in any pending or threatened litigation that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.