Form 10-Q
period 2023-09-30
Great Elm Group, Inc.
filed 2023-11-08
CIK 1831096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 1, 2023, there were 31,174,605 shares of the registrant’s common stock outstanding.

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2023 and June 30, 2023	3
	Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2023 and 2022	4
	Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the three months ended September 30, 2023	5
	Unaudited Condensed Consolidated Statement of Stockholders’ Equity and Contingently Redeemable Non-Controlling Interest for the three months ended September 30, 2022	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2023 and 2022	7
	Unaudited Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION		24

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 6.	Exhibits	25

SIGNATURES		26

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
▪
changes in laws and regulations governing our operations; and
▪
other factors described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 under “Risk Factors” or as set forth from time to time in our Securities and Exchange Commission (SEC) filings.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Great Elm Group, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

Dollar amounts in thousands (except per share data)

ASSETS	September 30, 2023	June 30, 2023
Current assets
Cash and cash equivalents	$41,077	$60,165
Receivables from managed funds	4,073	3,308
Investments in marketable securities	34,783	24,595
Investments, at fair value (cost $44,158 and $40,387, respectively)	37,865	32,611
Prepaid and other current assets	2,935	717
Real estate under development	3,116	1,742
Total current assets	123,849	123,138
Identifiable intangible assets, net	11,839	12,115
Right-of-use assets	411	497
Other assets	143	143
Total assets	$136,242	$135,893
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$182	$191
Accrued expenses and other current liabilities	3,514	5,418
Current portion of related party payables	1,228	1,409
Current portion of lease liabilities	356	359
Total current liabilities	5,280	7,377
Lease liabilities, net of current portion	50	142
Long-term debt (face value $26,945)	25,878	25,808
Related party payables, net of current portion	-	926
Convertible notes (face value $37,912 and $37,912, including $15,395 and $15,395 held by related parties, respectively)	37,158	37,129
Other liabilities	555	669
Total liabilities	68,921	72,051
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 authorized and zero outstanding	-	-
Common stock, $0.001 par value; 350,000,000 shares authorized and 31,174,605 shares issued and 29,868,909 outstanding at September 30, 2023; and 30,651,047 shares issued and 29,546,655 outstanding at June 30, 2023	30	30
Additional paid-in-capital	3,316,083	3,315,378
Accumulated deficit	(3,248,792)	(3,251,566)
Total stockholders' equity	67,321	63,842
Total liabilities and stockholders' equity	$136,242	$135,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

Amounts in thousands (except per share data)

	For the three months ended September 30,
	2023	2022
Revenues	$3,310	$1,860
Operating costs and expenses:
Investment management expenses	2,762	1,989
Depreciation and amortization	283	294
Selling, general and administrative	1,715	1,487
Expenses of Consolidated Fund	-	46
Total operating costs and expenses	4,760	3,816
Operating loss	(1,450)	(1,956)
Dividends and interest income	1,986	1,473
Net realized and unrealized gain (loss) on investments	3,284	(6,797)
Net realized and unrealized loss on investments of Consolidated Fund	-	(16)
Interest expense	(1,062)	(1,974)
Income (loss) before income taxes from continuing operations	2,758	(9,270)
Income tax expense	-	(233)
Net income (loss) from continuing operations	2,758	(9,503)
Discontinued operations:
Net income from discontinued operations	16	964
Net income (loss)	$2,774	$(8,539)
Less: net loss attributable to non-controlling interest, continuing operations	-	(1,572)
Less: net income attributable to non-controlling interest, discontinued operations	-	1,324
Net income (loss) attributable to Great Elm Group, Inc.	$2,774	$(8,291)
Basic net income (loss) per share from:
Continuing operations	$0.09	$(0.28)
Discontinued operations	-	(0.01)
Basic net income (loss) per share	$0.09	$(0.29)
Diluted net income (loss) per share from:
Continuing operations	$0.08	$(0.28)
Discontinued operations	-	(0.01)
Diluted net income (loss) per share	$0.08	$(0.29)
Weighted average shares outstanding
Basic	29,579	28,543
Diluted	41,860	28,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

Amounts in thousands

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
BALANCE, June 30, 2023	29,547	$30	$3,315,378	$(3,251,566)	$63,842
Net income	-	-	-	2,774	2,774
Issuance of common stock related to vesting of restricted stock	322	-	-	-	-
Stock-based compensation	-	-	705	-	705
BALANCE, September 30, 2023	29,869	$30	$3,316,083	$(3,248,792)	$67,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statement of Stockholders’ Equity and Contingently Redeemable Non-controlling Interest (Unaudited)

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

Great Elm Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Dollar amounts in thousands

	For the three months ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss) from continuing operations	$2,758	$(9,503)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	283	294
Stock-based compensation	705	834
Sales of investments by Consolidated Fund	-	1,558
Realized loss on investments from Consolidated Fund	-	16
Unrealized (gain) loss on investments	(3,372)	1,182
Realized loss on investments	88	5,615
Non-cash interest and amortization of capitalized issuance costs	573	128
Change in fair value of contingent consideration	18	(70)
Other non-cash (income) expense, net	(207)	158
Changes in operating assets and liabilities:
Receivables from managed funds	(765)	(133)
Prepaid and other assets	(2,218)	401
Real estate under development	(1,408)	-
Operating leases	(8)	(1)
Related party payables	(1,125)	(413)
Accounts payable, accrued expenses and other liabilities	(1,448)	(847)
Net cash used in operating activities - continuing operations	(6,126)	(781)
Net cash provided by operating activities - discontinued operations	-	2,805
Net cash (used in) provided by operating activities	(6,126)	2,024
Cash flows from investing activities:
Purchases of investments in held-to-maturity securities	(9,801)	-
Purchases of investments in trading securities	(4,476)	-
Sales of investments	1,793	-
Other	(118)	(11)
Net cash used in investing activities - continuing operations	(12,602)	(11)
Net cash used in investing activities - discontinued operations	(360)	(2,259)
Net cash used in investing activities	(12,962)	(2,270)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

Dollar amounts in thousands

	For the three months ended September 30,
	2023	2022
Cash flows from financing activities:
Distributions to non-controlling interests in Consolidated Fund	-	(634)
Net cash used in financing activities - continuing operations	-	(634)
Net cash provided by financing activities - discontinued operations	-	550
Net cash used in financing activities	-	(84)
Net decrease in cash and cash equivalents, including cash and cash equivalents classified within current assets held for sale	(19,088)	(330)
Less: net increase in cash and cash equivalents classified within current assets held for sale	-	1,096
Plus: cash received from discontinued operations	-	1,694
Net (decrease) increase in cash and cash equivalents	(19,088)	268
Cash and cash equivalents at beginning of period	60,165	22,281
Cash and cash equivalents at end of period	$41,077	$22,549

Cash paid for interest	$488	$1,345

Non-cash investing and financing activities
Lease liabilities and right-of-use assets arising from operating leases	$-	$167
Partial settlement of Seller Note in exchange for GECC stock	$-	$609
Non-cash distributions received from Consolidated Fund	$-	$177

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2023

1. Organization

Great Elm Group, Inc. (referred to as the Company or GEG) is an alternative asset management company incorporated in Delaware. The Company focuses on growing a scalable and diversified portfolio of long-duration and permanent capital vehicles across credit, real estate, specialty finance, and other alternative strategies.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Great Elm Capital Management, Inc. (GECM), Great Elm Opportunities GP, Inc. (GEO GP), Great Elm Capital GP, LLC, Great Elm FM Acquisition, Inc., Great Elm DME Holdings, Inc., Great Elm DME Manager, LLC, and Monomoy BTS Corporation (MBTS), Great Elm Investments LLC, as well as its majority-owned subsidiaries Forest Investments, Inc. (through December 30, 2022), and Great Elm Healthcare, LLC (HC LLC) and its wholly-owned subsidiaries (through January 3, 2023). In addition, we have determined that the Company was the primary beneficiary of certain variable interest entities, and therefore the operations of those entities have been included in our consolidated results for the relevant periods.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes that are normally included in the Company’s Form 10-K and should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023. These financial statements reflect all adjustments (consisting of normal and recurring items or items discussed herein) that management believes are necessary to fairly state results for the interim periods presented. Results of operations for interim periods are not necessarily indicative of annual results of operations.

The historical results of the Durable Medical Equipment (DME) business, primarily consisting of HC LLC and its subsidiaries, sold on January 3, 2023 and related activity have been presented in the accompanying unaudited condensed consolidated statements of operations and cash flows for the three months ended September 30, 2022 as discontinued operations. Further, the historical segment information was recast to reflect our ongoing business as a single reportable segment and to remove the activity of discontinued operations. Unless otherwise specified, disclosures in these condensed consolidated financial statements reflect continuing operations only.

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

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments with original maturities of 90 days or less at the date of purchase. Cash equivalents consist primarily of exchange-traded money market funds and U.S. treasury bills. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured.

Investments in Marketable Securities

Investments in marketable securities consist of U.S. treasury bills with original maturity exceeding 90 days. The Company classifies investments in debt securities as either trading, held-to-maturity, or available-for-sale. Securities are classified as trading if they are purchased and held principally for the purpose of selling in the near term and as held-to-maturity when the Company has both the positive intent and ability to hold the security to maturity. Investments in debt securities not classified as either trading or held-to-maturity are classified as available-for-sale securities. Trading securities are measured at fair value with unrealized gains and losses reported within net realized and unrealized gain (loss) on investments. Held-to-maturity securities are measured at amortized cost with realized gains and losses reported within net realized and unrealized gain (loss) on investments. Available-for-sale securities are measured at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss).

As of September 30, 2023, all investments in marketable securities were classified as held-to-maturity and had original maturities (at the time of purchase) exceeding 90 days. As of September 30, 2023, the amortized cost basis for these securities approximated their fair value.

Investments, at Fair Value

Investments, at fair value, consist of equity and equity-related securities and debt securities classified as trading carried at fair value, as well as investments in private funds measured using the net asset value (NAV) as reported by each fund’s investment manager. The private funds calculate NAV in a manner consistent with the measurement principles of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 946, Financial Services – Investment Companies, as of the valuation date. Changes in the fair value and NAV are recorded within net realized and unrealized gain (loss) on investments. Dividends received are recorded within dividends and interest income on the consolidated statements of operations.

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

Impairment of Long-Lived Assets

Long-lived assets include real estate under development, property and equipment, definite-lived intangible assets, and lease right-of-use assets. The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable based on undiscounted cash flows. Impairment losses are recorded when undiscounted cash flows estimated to be generated by an asset are less than the asset’s carrying amount. The amount of the impairment loss, if any, is calculated as the excess of the asset’s carrying value over its fair value, which is determined using a discounted cash flow analysis, management estimates or market comparisons.

Earnings per Share

The following table presents the calculation of basic and diluted net income (loss) per share:

	For the three months ended September 30,
(in thousands except per share amounts)	2023	2022
Numerator:
Net income (loss) from continuing operations	$2,758	$(9,503)
Less: net loss attributable to non-controlling interest, continuing operations	-	(1,572)
Numerator for basic EPS - Net income (loss) from continuing operations attributable to Great Elm Group, Inc.	$2,758	$(7,931)

Net income from discontinued operations	16	964
Less: net income attributable to non-controlling interest, discontinued operations	-	1,324
Numerator for basic EPS - Net income (loss) from discontinued operations, attributable to Great Elm Group, Inc.	$16	$(360)

Effect of dilutive securities:
Interest expense associated with Convertible Notes, continuing operations	$503	$-
Numerator for diluted EPS - Net income (loss) from continuing operations attributable to Great Elm Group, Inc., after the effect of dilutive securities	$3,261	$(7,931)

Numerator for diluted EPS - Net income (loss) from discontinued operations, attributable to Great Elm Group, Inc.	$16	$(360)

Denominator:
Denominator for basic EPS - Weighted average shares of common stock outstanding	29,579	28,543

Effect of dilutive securities:
Restricted stock	1,363	-
Convertible Notes	10,918	-
Denominator for diluted EPS - Weighted average shares of common stock outstanding after the effect of dilutive securities	41,860	28,543

Basic net income (loss) per share from:
Continuing operations	$0.09	$(0.28)
Discontinued operations	-	(0.01)
Basic net income (loss) per share	$0.09	$(0.29)
Diluted net income (loss) per share from:
Continuing operations	$0.08	$(0.28)
Discontinued operations	$-	(0.01)
Diluted net income (loss) per share	$0.08	$(0.29)

As of September 30, 2023, the Company had 3,264,424 potential shares of common stock issuable upon the exercise of stock options that are not included in the diluted net income (loss) per share calculation because to do so would be anti-dilutive for the three months ended September 30, 2023. As of September 30, 2022, the Company had 10,392,545 potential shares of common stock issuable upon the conversion of Convertible Notes (as defined below), 1,527,130 potential shares of common stock issuable upon the exercise of stock options, and 1,330,273 potential shares issuable upon vesting of restricted stock units and restricted stock awards that are not included in the diluted net income (loss) per share calculation for the three months ended September 30, 2022 because to do so would be anti-dilutive.

As of September 30, 2023 and 2022, the Company had an aggregate of 1,362,723 and 1,303,386 issued shares, respectively, that are not considered outstanding for accounting purposes since they are unvested and subject to forfeiture by the employees at a nominal price if service milestones are not met.

Recently Issued Accounting Standards

Current Expected Credit Losses. In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326), which changes the impairment model for financial instruments, including trade receivables from an incurred loss method to a new forward looking approach, based on expected losses. The estimate of expected credit losses will require entities to incorporate considerations of historical experience, current information and reasonable and supportable forecasts. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this ASU as of July 1, 2023, which did not have a material impact on its consolidated financial statements.

3. Revenue

The revenues from each major source are summarized in the following table:

	For the three months ended September 30,
(in thousands)	2023	2022
Management fees	$1,424	$1,302
Incentive fees	1,264	-
Property management fees	282	274
Administration and service fees	340	284
Total revenues	$3,310	$1,860

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

Incentive Fees

The Company earns incentive fees based on the investment management agreements GECM has with GECC and Monomoy Properties II, LLC (MP II), a feeder fund of Monomoy Properties REIT, LLC. Where an investment management agreement includes both management fees and incentive fees, the performance obligation is considered to be a single obligation for both fees. Incentive fees are variable consideration associated with the investment management agreements. Incentive fees are earned based on investment performance during the period, subject to the achievement of minimum return levels or high-water marks, in accordance with the terms of the respective investment management agreements. Incentive fees are typically 20% of the performance-based metric specified within each agreement. Incentive fees are recognized when it is determined that they are no longer probable of significant reversal. During the three months ended September 30, 2023, the Company recorded revenue in respect to the incentive fees due from GECC of $1.3 million.

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

The following tables summarize activity and outstanding balances between the managed investment products and the Company:

	For the three months ended September 30,
(in thousands)	2023	2022
Net realized and unrealized gain (loss) on investments	$3,362	$(6,797)
Net realized and unrealized loss on investments of Consolidated Fund	-	(16)
Dividend income	836	1,380

(in thousands)	September 30, 2023	June 30, 2023
Dividends receivable	$300	$300
Investment management revenues receivable	2,779	2,167
Receivable for reimbursable expenses paid	994	841
Receivables from managed funds	$4,073	$3,308

Investment Management

GECM has agreements to manage the investment portfolios for GECC, Monomoy UpREIT and other investment products, as well as to provide administrative services. Under these agreements, GECM receives management fees based on the managed assets (other than cash and cash equivalents) and rent collected, incentive fees based on the performance of those assets, and administration and service fees. See Note 3 - Revenue for additional discussions of the fee arrangements.

Consolidated Funds

GEO GP serves as the general partner of Great Elm Opportunities Fund I, LP (GEOF), a Delaware multi-series limited partnership. GECM serves as the investment manager of GEOF. As the general partner, GEO GP provides administrative services and oversees GECM’s management of the investment portfolio of GEOF. The Company determined that GEOF and Series A of GEOF are VIEs, and that the criteria for consolidation were not met for either entity. GEOF Series D was launched on January 1, 2023 and the Company determined that it was not a VIE. The contribution in the amount of $3.0 million made by GEG into GEOF Series D, representing 43% ownership of the partnership interests in the fund, was determined to be an equity method investment and the Company elected the fair value option using the net asset value (NAV) practical expedient for this instrument with all changes in NAV reported in net realized and unrealized gain (loss) on investments on the consolidated statements of operations.

GECM also served as the managing member of Great Elm SPAC Opportunity Fund, LLC (GESOF or the Consolidated Fund), a Delaware limited liability company, which was launched in February 2021, and managed the investment portfolio of GESOF. The Company determined that GESOF was a VIE and that the criteria for consolidation were met during the three months ended September 30, 2022. The operations of the Consolidated Fund were included in our consolidated financial statements. In July 2022, GESOF began to wind down and the Company received final distributions of cash and equity investments (in-kind) during the three months ended September 30, 2022.

The Company retained the specialized investment company accounting guidance under US GAAP with respect to the Consolidated Fund during the periods it was consolidated. As such, investments of the Consolidated Fund were included in the consolidated balance sheets at fair value and the net realized and unrealized gain or loss on those investments was included as a component of other income on the consolidated statements of operations. Non-controlling interests in the Consolidated Fund were included in net loss attributable to non-controlling interest, continuing operations.

There are no consolidated funds as of September 30, 2023. See Note 2 - Summary of Significant Accounting Policies for additional details.

Investments

The Company owns 1,493,560 shares of GECC (approximately 19.6% of the outstanding shares). Certain officers and directors of GECC are also officers and directors of GEG. Matthew A. Drapkin is a director of our Board of Directors and also the Chairman of GECC's Board of Directors, Adam M. Kleinman is our President, as well as the Chief Compliance Officer of GECC, Matt Kaplan is the President of GECM, as well as the President and Chief Operating Officer of GECC, and Keri A. Davis is our Chief Financial Officer and Chief Accounting Officer, as well as the Chief Financial Officer of GECC.

The Company receives dividends from its investments in GECC and Monomoy UpREIT and earns unrealized gains and losses based on the mark-to-market performance of those investments. See Note 5 - Fair Value Measurements.

Other Transactions

GECM has shared personnel and reimbursement agreements with Imperial Capital Asset Management, LLC (ICAM). Jason W. Reese, the Chief Executive Officer and Chairman of the Company’s Board of Directors, is the Chief Executive Officer of ICAM, and Matt Kaplan is also a Managing Director of ICAM. Certain costs incurred under these agreements relate to human resources, investment management, and other administrative services provided by ICAM employees, for the benefit of the Company and its subsidiaries, and are included in investment management expenses in the consolidated statements of operations. For the three months ended September 30, 2023 and 2022, such costs were $0.2 million and $0.4 million, respectively. Other costs include operational or administrative services performed on behalf of the funds managed by GECM and are included in receivables from managed funds in the consolidated balance sheets. As of September 30, 2023 and June 30, 2023, costs of $0.4 million and $0.1 million, respectively, related to the shared services agreements were included in receivables from managed funds.

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

See Note 5 - Fair Value Measurements for details on the contingent consideration payable to ICAM following the acquisition of the Monomoy UpREIT investment management agreement and Note 8 - Convertible Notes for details on the Convertible Notes issued to related parties.

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

The assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized in the tables below:

	Fair Value as of September 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investments	$14,821	$-	$-	$14,821
Debt securities	4,522	-	-	4,522
Total assets within the fair value hierarchy	$19,343	$-	$-	$19,343
Investments valued at net asset value				$18,522
Total assets				$37,865
Liabilities:
Contingent consideration liability	$-	$-	$944	$944
Total liabilities	$-	$-	$944	$944

	Fair Value as of June 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investments	$14,296	$-	$-	$14,296
Total assets within the fair value hierarchy	$14,296	$-	$-	$14,296
Investments valued at net asset value				$18,315
Total assets				$32,611
Liabilities:
Contingent consideration liability	$-	$-	$1,903	$1,903
Total liabilities	$-	$-	$1,903	$1,903

There were no transfers between levels of the fair value hierarchy during the three months ended September 30, 2023 and 2022.

The following is a reconciliation of changes in contingent consideration, a Level 3 liability:

	For the three months ended September 30,
(in thousands)	2023	2022
Beginning balance	$1,903	$1,120
Payments	(977)	-
Change in fair value	18	(70)
Ending balance	$944	$1,050

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

Investments in private funds

The Company values investments in private funds using NAV as reported by each fund’s investment manager. The private funds calculate NAV in a manner consistent with the measurement principles of FASB ASC Topic 946, Financial Services – Investment Companies, as of the valuation date. Investments valued using NAV as a practical expedient are not categorized within the fair value hierarchy.

As of September 30, 2023 and June 30, 2023, investments in private funds primarily consisted of our investment in Monomoy UpREIT and GEOF Series D. Monomoy UpREIT allows redemptions annually with 90 days’ notice, subject to a one-year lockup from the date of initial investment, which are capped at 5% of its NAV. GEOF Series D allows withdrawals annually and there is no set duration for the private fund.

Contingent consideration

In conjunction with the acquisition of the Monomoy UpREIT investment management agreement, the Company entered into a contingent consideration agreement that requires the Company to pay up to $2.0 million to ICAM if certain fee revenue thresholds are achieved during fiscal years ending June 30, 2023 and 2024. As of June 30, 2023, the Company determined that the fee revenue threshold for the year ending June 30, 2023 was achieved and the amount payable to ICAM was approximately $1.0 million, which was paid in July 2023. Further, the Company determined that the fee revenue threshold for the year ending June 30, 2024 was expected to be achieved as well, and the related amount payable to ICAM was recorded at present value of approximately $0.9 million, using a discount rate of 8.0%, included within the current portion of related party payables in the condensed consolidated balance sheet as of September 30, 2023. As of June 30, 2023, the contingent consideration of $1.9 million was included within the current portion of related party payables and related party payables, net of current portion, in the condensed consolidated balance sheet.

See Note 7 - Long-Term Debt for additional discussion related to the fair value of our notes payable and other long-term debt. The carrying value of all other financial assets and liabilities approximate their fair values.

As of September 30, 2023, we had $2.3 million of unfunded binding commitments to make additional investments.

6. Real Estate Under Development

In January 2023, MBTS completed purchases of certain land parcels located in Mississippi and Florida. Contemporaneously with the land purchases, MBTS entered into commercial lease agreements, as a lessor, in respect to the land parcels and build-to-suit improvements to be constructed thereon. The leases will commence upon substantial completion of the build-to-suit development, which is expected not later than the second calendar quarter of 2024. We intend to sell the land and improvements with the attached leases at or close to the respective lease commencement date.

During the three months ended September 30, 2023, the Company capitalized costs of $1.4 million within real estate under development (current) on its condensed consolidated balance sheet, representing the development and construction costs directly identifiable with the two real estate projects.

7. Long-Term Debt

The Company’s long-term debt is summarized in the following table:

(in thousands)	Borrower	September 30, 2023	June 30, 2023
GEGGL Notes	GEG	$26,945	$26,945
Total principal		$26,945	$26,945
Unamortized debt discounts and issuance costs		(1,067)	(1,137)
Long-term debt		25,878	25,808

During the three months ended September 30, 2023, the Company incurred interest expense of $0.6 million attributed to its long-term debt. During the three months ended September 30, 2022, the Company incurred interest expense of $0.7 million on long-term debt, as well as certain related-party notes payable fully repaid during the year ended June 30, 2023. See Note 8 - Convertible Notes for interest expense on Convertible Notes.

Additional details of the Company's long-term debt are discussed below.

GEGGL Notes

On June 9, 2022, we issued $26.9 million in aggregate principal amount of 7.25% notes due on June 30, 2027 (the GEGGL Notes), which included $1.9 million of GEGGL Notes issued in connection with the partial exercise of the underwriters’ over-allotment option. The GEGGL Notes are unsecured obligations and rank: (i) pari passu, or equal, with the Convertible Notes (as defined below) and any future outstanding unsecured unsubordinated indebtedness; (ii) senior to any of our indebtedness that expressly provides it is subordinated to the GEGGL Notes; (iii) effectively subordinated to any future secured indebtedness; and (iv) structurally subordinated to any future indebtedness and other obligations of any of our current and future subsidiaries. We pay interest on the GEGGL Notes on March 31, June 30, September 30 and December 31 of each year. The GEGGL Notes can be called on, or after, June 30, 2024. Holders of the GEGGL Notes do not have the option to have the notes repaid prior to the stated maturity date. The GEGGL Notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof.

The GEGGL Notes include covenants that limit additional indebtedness or the payment of dividends subject to compliance with a net consolidated debt to equity ratio of 2:1. As of September 30, 2023, our net consolidated debt to equity ratio is 0.35:1.00.

8. Convertible Notes

As of September 30, 2023 and June 30, 2023, the total outstanding principal balance of convertible notes due on February 26, 2030 (the Convertible Notes) was $37.9 million, including cumulative interest paid in-kind. The Convertible Notes are held by a consortium of investors, including $15.4 million issued to certain related parties as of September 30, 2023.

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

The embedded conversion feature in the Convertible Notes qualifies for the scope exception to derivative accounting in FASB ASC Topic 815, Derivatives and Hedging, for certain contracts involving a reporting entity’s own equity. The Company incurred $1.2 million in issuance costs on the original issuance. The debt issuance costs are being amortized over the 10-year term and are netted with the principal balance on our condensed consolidated balance sheets. As of September 30, 2023 and June 30, 2023, the remaining balance of unamortized debt issuance costs was $0.8 million and $0.8 million, respectively.

During the three months ended September 30, 2023, the Company incurred interest expense of $0.5 million related to the Convertible Notes, inclusive of non-cash interest related to amortization of debt issuance costs. During the three months ended September 30, 2022, the Company incurred interest expense of $0.5 million related to the Convertible Notes, inclusive of non-cash interest related to amortization of debt issuance costs.

9. Share-Based and Other Non-Cash Compensation

Restricted Stock Awards and Restricted Stock Units

The following table presents activity related to the Company’s restricted stock awards and restricted stock units for the three months ended September 30, 2023:

Restricted Stock Awards and Restricted Stock Units	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2023	1,322	$1.93
Granted	532	2.07
Vested	(322)	2.20
Forfeited	-	-
Outstanding at September 30, 2023	1,532	$1.93

Restricted stock awards and restricted stock units have vesting terms between 1-4 years and are subject to service requirements. During the three months ended September 30, 2023, the Company granted 531,642 restricted stock awards and did not grant any shares of restricted stock units.

Stock Options

The following table presents activity related to the Company’s stock options for the three months ended September 30, 2023:

Stock Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2023	3,264	$2.70	7.45	$-
Options granted	-	-	-	-
Forfeited, cancelled or expired	-	-	-	-
Outstanding at September 30, 2023	3,264	$2.70	7.20	$-
Exercisable at September 30, 2023	1,260	$3.72	3.38	$-

Stock-Based Compensation Expense

Stock-based compensation expense related to all restricted stock awards, restricted stock units, and stock options totaled $0.7 million and $0.8 million for the three months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the Company had unrecognized compensation costs related to all unvested restricted stock awards and stock options totaling $2.7 million.

Non-Employee Director Deferred Compensation Plan

In December 2020, the Company established the Great Elm Group, Inc. Non-Employee Directors Deferred Compensation Plan allowing non-employee directors to defer their cash and/or equity compensation under a non-revocable election for each calendar year. Such compensation is deferred until the earlier of 3 years from the original grant date of such compensation, termination of service, or death, and is payable in common stock shares. As of September 30, 2023, there were 167,939 restricted stock awards and restricted stock units that were deferred under this plan (and thus included in the number of restricted stock awards and restricted stock units outstanding as of that date).

Other Non-Cash Compensation

During the three months ended September 30, 2023, the Company issued compensation to certain employees in the form of GECC common shares to be settled with GECC shares currently held by the Company. The total value of GECC shares awarded for the three months ended September 30, 2023 was $0.6 million, of which $0.1 million vested immediately, and the balance will vest annually pro-rata over two- and three-year periods. Related compensation expense was $0.1 million for the three months ended September 30, 2023.

10. Income Taxes

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

11. Commitments and Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

GEG is a publicly-traded alternative asset management company focused on growing a scalable and diversified portfolio of long-duration and permanent capital vehicles across credit, real estate, specialty finance, and other alternative strategies. GEG and its subsidiaries currently manage GECC, a publicly-traded business development company, and Monomoy UpREIT, an industrial-focused real estate investment trust, in addition to other investments. The combined assets under management of these entities at September 30, 2023 was approximately $640.6 million.

GEG continues to explore other investment management opportunities, as well as opportunities in other areas that it believes provide attractive risk-adjusted returns on invested capital. As of the date of this report, GEG had $2.3 million of unfunded binding commitments to make additional investments.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are monitored and analyzed by our management for changes in facts and circumstances, and material changes in these estimates could occur in the future. During the three months ended September 30, 2023 we did not make material changes in our critical accounting policies or underlying assumptions as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 as it relates to normal and recurring transactions.

The historical results of the Durable Medical Equipment (DME) business, primarily consisting of HC LLC and its subsidiaries, sold on January 3, 2023 and related activity have been presented in the accompanying unaudited condensed consolidated statements of operations and cash flows for the three months ended September 30, 2022 as discontinued operations. Further, the historical segment information was recast to reflect our ongoing business as a single reportable segment and to remove the activity of discontinued operations. Unless otherwise specified, disclosures in these condensed consolidated financial statements reflect continuing operations only.

Results of Operations

The following table provides the results of our consolidated operations:

	For the three months ended September 30,
(in thousands)	2023	Percent Change	2022
Revenues	$3,310	78%	$1,860
Operating costs and expenses:
Investment management expenses, excluding non-cash compensation	(2,357)	56%	(1,512)
Non-cash compensation	(887)	(6)%	(942)
Other selling, general and administrative	(1,233)	15%	(1,068)
Depreciation and amortization	(283)	(4)%	(294)
Total operating costs and expenses	(4,760)		(3,816)
Operating loss	(1,450)		(1,956)
Other income (expense):
Interest expense	(1,062)	(46)%	(1,974)
Other income (expense), net	5,270	NM*	(5,340)
Total other income (expense), net	4,208		(7,314)
Income (loss) before income taxes from continuing operations	$2,758		$(9,270)

*NM - not meaningful

Revenue

Revenues for the three months ended September 30, 2023 increased $1.5 million as compared to the corresponding period in the prior year. The increase is primarily attributable to the incentive fees due from GECC.

Operating Costs and Expenses

Operating costs and expenses for the three months ended September 30, 2023 increased $0.9 million as compared to the corresponding period in the prior year. Investment management expenses, excluding non-cash compensation, increased $0.8 million and other selling, general and administrative expenses increased $0.2 million, which was mainly attributable to compensation-related costs. Depreciation and amortization and non-cash compensation remained relatively flat.

Other Income (Expense)

Interest expense for the three months ended September 30, 2023 decreased by $0.9 million, compared to the corresponding period in the prior year, as there was no interest expense related to the 35,010 shares of preferred stock issued by Forest Investments, Inc. (Forest) to J.P. Morgan Broker-Dealer Holdings Inc. on December 29, 2020 after the sale of controlling interest in Forest on December 30, 2022, which was partially offset by interest expense on the $6.3 million promissory note issued to Imperial Capital Asset Management, LLC in May 2022 (fully repaid in February 2023).

During the three months ended September 30, 2023, the Company recognized $5.3 million of other income (net), comprised of net realized and unrealized gain on investments of $3.3 million and dividends and interest income of $2.0 million. During the three months ended September 30, 2022, the Company recognized $5.3 million of other expense (net) mainly attributed to net realized and unrealized loss on investments of $6.8 million, partially offset by dividends and interest income of $1.5 million.

Liquidity and Capital Resources

Cash Flows

Cash flows used in operating activities of our continuing operations for the three months ended September 30, 2023 were $6.1 million. The adjustments to reconcile our net income from continuing operations of $2.8 million to net cash used in operating activities included add-backs for various non-cash charges, such as $0.7 million of stock-based compensation expense, $0.6 million of non-cash interest and amortization of capitalized issuance costs, $0.3 million of depreciation and amortization, and $0.1 million of realized loss on our investments, which was offset by deduction of $3.4 million of unrealized gain on our investments, and the net negative change in our operating assets and liabilities of $7.0 million.

Cash flows used in operating activities of our continuing operations for the three months ended September 30, 2022 were $0.8 million. The adjustments to reconcile our net loss of $9.5 million to net cash used in operating activities included add-backs for various non-cash charges, such as $5.6 million of realized loss on our investments, $1.2 million of unrealized loss on our investments, $0.8 million of stock-based compensation expense, and $0.3 million of depreciation and amortization, which was partially offset by the net negative change in our operating assets and liabilities of $1.0 million. Further, we received $1.6 million attributed to sales of investments by Great Elm SPAC Opportunity Fund, LLC (GESOF). Cash flows used in operating activities of our discontinued operations for the three months ended September 30, 2022 were $2.8 million.

Cash flows used in investing activities of our continuing operations for the three months ended September 30, 2023 were $12.6 million which is attributed to purchases on investments of $14.3 million, partially offset by the proceeds from sale of investments of $1.8 million. Cash flows used in investing activities of our discontinued operations for the three months ended September 30, 2023 were $0.4 million, which represents the payment made to the buyer of our DME business in September 2023 following finalization of the working capital adjustment.

Cash flows used in investing activities of our continuing operations for the three months ended September 30, 2022 were $11 thousand and cash flows used in investing activities of our discontinued operations for the three months ended September 30, 2022 were $2.3 million.

We did not have any cash flows within financing activities of our continuing or discontinued operations for the three months ended September 30, 2023.

Cash flows used in financing activities of our continuing operations for the three months ended September 30, 2022 were $0.6 million representing distributions to non-controlling interests in GESOF, while cash flows provided by financing activities of our discontinued operations for the same period were $0.6 million.

Financial Condition

As of September 30, 2023, we had an unrestricted cash balance of $41.1 million. We also held 1,493,560 shares of GECC common stock with an estimated fair value of $14.7 million as of September 30, 2023.

We believe we have sufficient liquidity available to meet our short-term and long-term obligations for at least the next 12 months.

Borrowings

As of September 30, 2023, the Company had $26.9 million in outstanding aggregate principal of the GEGGL Notes. The GEGGL Notes are due on June 30, 2027, and interest is paid quarterly. The GEGGL Notes include covenants that limit additional indebtedness or the payment of dividends in the event that our net consolidated debt to equity ratio is, or would be on a pro forma basis, greater than 2 to 1. In addition, if our net consolidated debt to equity ratio is greater than 2 to 1 at the end of any calendar quarter, we must retain no less than 10% of our excess cash flow as cash and cash equivalents until such time as our net consolidated debt to equity ratio is less than 2 to 1 at the end of a calendar quarter.

As of September 30, 2023, the Company had $37.9 million principal balance in convertible notes outstanding (including cumulative interest paid in-kind). The convertible notes are held by a consortium of investors, including related parties. The convertible notes accrue interest at 5.0% per annum, payable semiannually in arrears on June 30 and December 31, in cash or in kind at the option of the Company. The convertible notes are due on February 26, 2030, but are convertible at the option of the holders, subject to the terms therein, prior to maturity into shares of our common stock. Upon conversion of any note, the Company will pay or deliver, as the case may be, to the noteholder, in respect of each $1,000 principal amount of notes being converted, shares of common stock equal to the conversion rate in effect on the conversion date, together with cash, if applicable, in lieu of delivering any fractional share of common stock. To date, all interest on these instruments has been paid in-kind.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the market risks discussed in Item 7A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Item 4. Controls and Procedures.

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that the information we are required to disclose in reports that we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting for the quarter ended September 30, 2023, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

No changes required to be disclosed.

Item 1A. Risk Factors.

We have disclosed the risk factors affecting our business, financial condition and operating results in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. There have been no material changes from the risk factors previously disclosed.

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

101

Materials from the Great Elm Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in inline Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-Controlling Interest, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related Notes to the Condensed Consolidated Financial Statements, tagged in detail (furnished herewith).

104	The cover page from the Great Elm Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in inline XBRL (included as Exhibit 101).

*Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT ELM GROUP, INC.

Date: November 8, 2023	/s/ Jason W. Reese
Jason W. Reese
Chief Executive Officer & Chairman

Date: November 8, 2023	/s/ Keri A. Davis
Keri A. Davis
Chief Financial Officer & Chief Accounting Officer