Form 10-Q
period 2023-12-31
Great Elm Group, Inc.
filed 2024-02-13
CIK 1831096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

As of February 9, 2024, there were 31,629,149 shares of the registrant’s common stock outstanding.

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as of December 31, 2023 and June 30, 2023	3
	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2023 and 2022	4
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three months ended December 31, 2023 and September 30, 2023	5
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-Controlling Interest for the three months ended December 31, 2022 and September 30, 2022	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2023 and 2022	7
	Unaudited Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION		25

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 5.	Other Information	25
Item 6.	Exhibits	26

SIGNATURES		27

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Great Elm Group, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

Dollar amounts in thousands (except per share data)

ASSETS	December 31, 2023	June 30, 2023
Current assets
Cash and cash equivalents	$39,068	$60,165
Receivables from managed funds	3,492	3,308
Investments in marketable securities	29,698	24,595
Investments, at fair value (cost $44,500 and $40,387, respectively)	39,312	32,611
Prepaid and other current assets	2,982	717
Real estate under development	4,905	1,742
Assets of Consolidated Funds:
Cash and cash equivalents	10,055	-
Investments, at fair value (cost $4,567)	4,680	-
Other assets	92	-
Total current assets	134,284	123,138
Identifiable intangible assets, net	11,563	12,115
Right-of-use assets	322	497
Other assets	54	143
Total assets	$146,223	$135,893
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$158	$191
Accrued expenses and other current liabilities	4,357	5,418
Current portion of related party payables	1,154	1,409
Current portion of lease liabilities	271	359
Liabilities of Consolidated Funds:
Payable for securities purchased	944	-
Total current liabilities	6,884	7,377
Lease liabilities, net of current portion	38	142
Long-term debt (face value $26,945)	25,948	25,808
Related party payables, net of current portion	-	926
Convertible notes (face value $38,859 and $37,912, including $15,780 and $15,395 held by related parties, respectively)	38,135	37,129
Other liabilities	611	669
Total liabilities	71,616	72,051
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 authorized and zero outstanding	-	-
Common stock, $0.001 par value; 350,000,000 shares authorized and 31,174,605 shares issued and 30,050,059 outstanding at December 31, 2023; and 30,651,047 shares issued and 29,546,655 outstanding at June 30, 2023	30	30
Additional paid-in-capital	3,316,708	3,315,378
Accumulated deficit	(3,249,142)	(3,251,566)
Total Great Elm Group, Inc. stockholders' equity	67,596	63,842
Non-controlling interests	7,011	-
Total stockholders' equity	74,607	63,842
Total liabilities and stockholders' equity	$146,223	$135,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

Amounts in thousands (except per share data)

	For the three months ended December 31,		For the six months ended December 31,
	2023	2022	2023	2022
Revenues	$2,819	$1,879	$6,129	$3,739
Operating costs and expenses:
Investment management expenses	2,839	2,311	5,601	4,300
Depreciation and amortization	283	295	566	589
Selling, general and administrative	2,393	2,061	4,108	3,548
Expenses of Consolidated Funds	-	-	-	46
Total operating costs and expenses	5,515	4,667	10,275	8,483
Operating loss	(2,696)	(2,788)	(4,146)	(4,744)
Dividends and interest income	2,072	1,439	4,058	2,912
Net realized and unrealized gain on investments	1,204	22,242	4,488	15,445
Net realized and unrealized gain (loss) on investments of Consolidated Funds	114	-	114	(16)
Interest and other income of Consolidated Funds	128	-	128	-
Gain on sale of controlling interest in subsidiary	-	10,524	-	10,524
Interest expense	(1,061)	(1,955)	(2,123)	(3,929)
(Loss) income before income taxes from continuing operations	(239)	29,462	2,519	20,192
Income tax benefit (expense)	-	231	-	(2)
Net (loss) income from continuing operations	(239)	29,693	2,519	20,190
Discontinued operations:
Net income from discontinued operations	-	35	16	999
Net (loss) income	$(239)	$29,728	$2,535	$21,189
Less: net income (loss) attributable to non-controlling interest, continuing operations	111	18	111	(1,554)
Less: net income attributable to non-controlling interest, discontinued operations	-	180	-	1,504
Net (loss) income attributable to Great Elm Group, Inc.	$(350)	$29,530	$2,424	$21,239
Basic net income (loss) per share from:
Continuing operations	$(0.01)	$1.03	$0.08	$0.76
Discontinued operations	-	(0.01)	-	(0.02)
Basic net income (loss) per share	$(0.01)	$1.02	$0.08	$0.74
Diluted net income (loss) per share from:
Continuing operations	$(0.01)	$0.74	$0.08	$0.56
Discontinued operations	-	-	-	(0.01)
Diluted net income (loss) per share	$(0.01)	$0.74	$0.08	$0.55
Weighted average shares outstanding
Basic	29,889	28,803	29,734	28,672
Diluted	29,889	40,586	30,916	40,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Amounts in thousands

	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Group, Inc. Stockholders'	Non- controlling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
BALANCE, June 30, 2023	29,547	$30	$3,315,378	$(3,251,566)	$63,842	$-	$63,842
Net income	-	-	-	2,774	2,774	-	2,774
Issuance of common stock related to vesting of restricted stock	322	-	-	-	-	-	-
Stock-based compensation	-	-	705	-	705	-	705
BALANCE, September 30, 2023	29,869	$30	$3,316,083	$(3,248,792)	$67,321	$-	$67,321
Net loss	-	-	-	(350)	(350)	111	(239)
Issuance of common stock related to vesting of restricted stock	181	-	-	-	-	-	-
Issuance of interests in Consolidated Funds	-	-	-	-	-	6,900	6,900
Stock-based compensation	-	-	625	-	625	-	625
BALANCE, December 31, 2023	30,050	$30	$3,316,708	$(3,249,142)	$67,596	$7,011	$74,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-controlling Interest (Unaudited)

Amounts in thousands

	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Group, Inc. Stockholders'	Non- controlling	Total Stockholders'	Contingently Redeemable Non-controlling
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
BALANCE, June 30, 2022	28,507	$29	$3,312,763	$(3,279,296)	$33,496	$6,533	$40,029	$2,225
Net (loss) income	-	-	-	(8,291)	(8,291)	(910)	(9,201)	662
Distributions to non-controlling interests in Consolidated Funds	-	-	-	-	-	(634)	(634)	-
Issuance of common stock related to vesting of restricted stock	267	-	-	-	-	-	-	-
Stock-based compensation	-	-	834	-	834	-	834	-
BALANCE, September 30, 2022	28,774	$29	$3,313,597	$(3,287,587)	$26,039	$4,989	$31,028	$2,887
Net income	-	-	-	29,530	29,530	108	29,638	90
Redemption of non-controlling interests upon sale of controlling interest in subsidiary	-	-	-	-	-	(2,120)	(2,120)	-
Issuance of common stock related to vesting of restricted stock	202	-	-	-	-	-	-	-
Stock-based compensation	-	-	576	-	576	-	576	-
BALANCE, December 31, 2022	28,976	29	3,314,173	(3,258,057)	56,145	2,977	59,122	2,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Dollar amounts in thousands

	For the six months ended December 31,
	2023	2022
Cash flows from operating activities:
Net income from continuing operations	$2,519	$20,190
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	566	589
Stock-based compensation	1,330	1,410
Unrealized gain on investments	(4,589)	(35,172)
Realized loss on investments	101	19,727
Gain on sale of controlling interest in subsidiary	-	(10,524)
Non-cash interest and amortization of capitalized issuance costs	1,146	1,176
Deferred tax expense	-	4
Change in fair value of contingent consideration	36	60
Other non-cash (income) expense, net	(81)	227
Adjustments to reconcile net income to net cash used in operating activities of Consolidated Funds:
Purchases of investments	(3,630)	-
Sales of investments	10	1,558
Amortization	(2)	-
Net realized and unrealized (gains) losses on investments	(114)	16
Changes in operating assets and liabilities:
Receivables from managed funds	(184)	(169)
Prepaid and other assets	(2,182)	(183)
Real estate under development	(3,222)	-
Operating leases	(17)	11
Related party payables	(1,217)	-
Accounts payable, accrued expenses and other liabilities	(232)	(1,227)
Changes in operating assets and liabilities of Consolidated Funds:
Cash and cash equivalents	(10,055)	-
Other assets	(92)	746
Accrued expenses and other liabilities	-	(11)
Net cash used in operating activities - continuing operations	(19,909)	(1,572)
Net cash provided by operating activities - discontinued operations	-	2,916
Net cash (used in) provided by operating activities	(19,909)	1,344
Cash flows from investing activities:
Purchases of investments in held-to-maturity securities	(34,292)	-
Proceeds from settlement of held-to-maturity securities	30,000	-
Investments in portfolio funds	(295)	(3,000)
Purchases of investments in trading securities	(4,476)	-
Sales of investments	1,793	-
Proceeds from sale of controlling interest in subsidiary, net of cash sold	-	17,735
Other	(458)	(30)
Net cash (used in) provided by investing activities - continuing operations	(7,728)	14,705
Net cash used in investing activities - discontinued operations	(360)	(4,051)
Net cash (used in) provided by investing activities	(8,088)	10,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

Dollar amounts in thousands

	For the six months ended December 31,
	2023	2022
Cash flows from financing activities:
Principal payments on long term debt	-	(18,409)
Contributions to non-controlling interests in Consolidated Funds	6,900	-
Distributions to non-controlling interests in Consolidated Funds	-	(634)
Net cash provided by (used in) financing activities - continuing operations	6,900	(19,043)
Net cash provided by financing activities - discontinued operations	-	641
Net cash provided by (used in) financing activities	6,900	(18,402)
Net decrease in cash and cash equivalents, including cash and cash equivalents classified within current assets held for sale	(21,097)	(6,404)
Less: net increase in cash and cash equivalents classified within current assets held for sale	-	(494)
Plus: cash received from (used in) discontinued operations	-	2,600
Net decrease in cash and cash equivalents	(21,097)	(3,310)
Cash and cash equivalents at beginning of period	60,165	22,281
Cash and cash equivalents at end of period	$39,068	$18,971

Cash paid for interest	$982	$2,751

Non-cash investing and financing activities
Lease liabilities and right-of-use assets arising from operating leases	$-	$167
Partial settlement of Seller Note in exchange for GECC stock	$-	$2,609
Non-cash distributions received from Consolidated Funds	$-	$177
Non-cash contribution to Consolidated Funds	$389	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

December 31, 2023

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

The historical results of the Durable Medical Equipment (DME) business, primarily consisting of HC LLC and its subsidiaries, sold on January 3, 2023, and related activity have been presented in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended December 31, 2022 and cash flows for the six months ended December 31, 2022 as discontinued operations. Further, the historical segment information was recast to reflect our ongoing business as a single reportable segment and to remove the activity of discontinued operations. Unless otherwise specified, disclosures in these condensed consolidated financial statements reflect continuing operations only.

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

Principles of Consolidation

The Company consolidates the assets, liabilities, and operating results of its wholly-owned subsidiaries, majority-owned subsidiaries, and subsidiaries in which we hold a controlling financial interest. In most cases, a controlling financial interest reflects ownership of a majority of the voting interests, including kick out rights, either directly or indirectly through related parties presumed to be under our control. We consolidate a variable interest entity (VIE) when we possess both the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. We deconsolidate a VIE when we no longer possess the power to direct the activities of the VIE that most significantly impact its economic performance or the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE.

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

Investments in Marketable Securities

Investments in marketable securities consist of U.S. treasury bills with original maturity exceeding 90 days. The Company classifies investments in debt securities as either trading, held-to-maturity, or available-for-sale. Securities are classified as trading if they are purchased and held principally for the purpose of selling in the near term and as held-to-maturity when the Company has both the positive intent and ability to hold the security to maturity. Investments in debt securities not classified as either trading or held-to-maturity are classified as available-for-sale securities. Trading securities are measured at fair value with unrealized gains and losses reported within net realized and unrealized gain on investments. Held-to-maturity securities are measured at amortized cost with realized gains and losses reported within net realized and unrealized gain on investments. Available-for-sale securities are measured at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss).

As of December 31, 2023, all investments in marketable securities were classified as held-to-maturity and had original maturities (at the time of purchase) exceeding 90 days. As of December 31, 2023, the amortized cost basis for these securities approximated their fair value.

Investments, at Fair Value

Investments, at fair value, consist of equity and equity-related securities and debt securities classified as trading carried at fair value, as well as investments in private funds measured using the net asset value (NAV) as reported by each fund’s investment manager. The private funds calculate NAV in a manner consistent with the measurement principles of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 946, Financial Services – Investment Companies, as of the valuation date. Changes in the fair value and NAV are recorded within net realized and unrealized gain on investments. Dividends received are recorded within dividends and interest income on the consolidated statements of operations.

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

Earnings per Share

The following table presents the calculation of basic and diluted net income (loss) per share:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands except per share amounts)	2023	2022	2023	2022
Numerator:
Net (loss) income from continuing operations	$(239)	$29,693	$2,519	$20,190
Less: net income (loss) attributable to non-controlling interest, continuing operations	111	18	111	(1,554)
Numerator for basic EPS - Net (loss) income from continuing operations attributable to Great Elm Group, Inc.	$(350)	$29,675	$2,408	$21,744

Net income from discontinued operations	-	35	16	999
Less: net income attributable to non-controlling interest, discontinued operations	-	180	-	1,504
Numerator for basic EPS - Net income (loss) from discontinued operations, attributable to Great Elm Group, Inc.	$-	$(145)	$16	$(505)

Effect of dilutive securities:
Interest expense associated with Convertible Notes, continuing operations	$-	$480	$-	$960
Numerator for diluted EPS - Net (loss) income from continuing operations attributable to Great Elm Group, Inc., after the effect of dilutive securities	$(350)	$30,155	$2,408	$22,704

Numerator for diluted EPS - Net income (loss) from discontinued operations, attributable to Great Elm Group, Inc.	$-	$(145)	$16	$(505)

Denominator:
Denominator for basic EPS - Weighted average shares of common stock outstanding	29,889	28,803	29,734	28,672

Effect of dilutive securities:
Restricted stock	-	1,131	1,182	1,131
Convertible Notes	-	10,652	-	10,652
Denominator for diluted EPS - Weighted average shares of common stock outstanding after the effect of dilutive securities	29,889	40,586	30,916	40,455

Basic net income (loss) per share from:
Continuing operations	$(0.01)	$1.03	$0.08	$0.76
Discontinued operations	-	(0.01)	-	(0.02)
Basic net income (loss) per share	$(0.01)	$1.02	$0.08	$0.74
Diluted net income (loss) per share from:
Continuing operations	$(0.01)	$0.74	$0.08	$0.56
Discontinued operations	-	-	$-	(0.01)
Diluted net income (loss) per share	$(0.01)	$0.74	$0.08	$0.55

As of December 31, 2023, the Company had 3,264,424 potential shares of common stock issuable upon the exercise of stock options that are not included in the diluted net income (loss) per share calculation because to do so would be anti-dilutive for the three and six months ended December 31, 2023. Further, as of December 31, 2023, the Company had 11,191,461 shares of common stock issuable upon the conversion of Convertible Notes (as defined below) that are not included in the diluted income (loss) per share calculation because to do so would be anti-dilutive for the three and six months ended December 31, 2023. As of December 31, 2023, the Company had 1,182,027 shares of restricted stock that are not included in the diluted income (loss) per share calculation because to do so would be anti-dilutive for the three months ended December 31, 2023.

As of December 31, 2022, the Company had 1,512,222 potential shares of common stock issuable upon the exercise of stock options that are not included in the diluted net income (loss) per share calculation for the three and six months ended December 31, 2022 because to do so would be anti-dilutive.

As of December 31, 2023 and 2022, the Company had an aggregate of 1,181,572 and 1,108,892 issued shares, respectively, that are not considered outstanding for accounting purposes since they are unvested and subject to forfeiture by the employees at a nominal price if service milestones are not met.

Recently Adopted Accounting Standards

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

Recently Issued Accounting Standards

Income Taxes. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid disaggregated by jurisdiction. The amendments in this ASU are effective for fiscal years beginning after December 15, 2025, and early adoption and retrospective application are permitted. The Company is evaluating the potential impact that the adoption of this ASU will have on its consolidated financial statements.

3. Revenue

The revenues from each major source are summarized in the following table:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2023	2022	2023	2022
Management fees	$1,428	$1,381	$2,852	$2,683
Incentive fees	$749	$-	2,013	-
Property management fees	293	278	575	552
Administration and service fees	349	220	689	504
Total revenues	$2,819	$1,879	$6,129	$3,739

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

Management Fees

The Company earns management fees based on the investment management agreements GECM has with Great Elm Capital Corp. (GECC), Monomoy Properties UpREIT, LLC (Monomoy UpREIT), the operating partnership of Monomoy Properties REIT, LLC, and other private funds managed by GECM (collectively, the Funds). The performance obligation is satisfied and management fee revenue is recognized over time as the services are rendered, since the Funds simultaneously receive and consume the benefits provided as GECM performs services. Management fee rates range from 1.0% to 1.5% of the management fee assets specified within each agreement and are calculated and billed in arrears of the period, either monthly or quarterly.

Property Management Fees

Under the Monomoy UpREIT investment management agreement, GECM is also entitled to 4.0% of rent collected. These fees are collected monthly in arrears. Property management fee revenue is recognized over time as the services are provided.

Incentive Fees

The Company earns incentive fees based on the investment management agreements GECM has with GECC, Monomoy Properties II, LLC (MP II), a feeder fund of Monomoy Properties REIT, LLC and other private funds managed by GECM. Where an investment management agreement includes both management fees and incentive fees, the performance obligation is considered to be a single obligation for both fees. Incentive fees are variable consideration associated with the investment management agreements. Incentive fees are earned based on investment performance during the period, subject to the achievement of minimum return levels or high-water marks, in accordance with the terms of the respective investment management agreements. Incentive fees are typically 20% of the performance-based metric specified within each agreement. Incentive fees are recognized when it is determined that they are no longer probable of significant reversal. During the three and six months ended December 31, 2023, the Company recorded revenue in respect to the incentive fees due from GECC of $0.7 million and $2.0 million, respectively.

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

The following tables summarize activity and outstanding balances between the managed investment products and the Company:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2023	2022	2023	2022
Net realized and unrealized gain (loss) on investments	$1,227	$(2,048)	$4,589	$(8,845)
Dividend income	995	1,281	1,831	2,661

(in thousands)	December 31, 2023	June 30, 2023
Dividends receivable	$452	$300
Investment management revenues receivable	1,923	2,167
Receivable for reimbursable expenses paid	1,117	841
Receivables from managed funds	$3,492	$3,308

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

Consolidated Funds

Through its wholly-owned subsidiaries GECM and GEO GP, the Company serves as the investment manager, general partner, or managing member of certain private funds, in which it may also have a direct investment. For funds which are determined to be VIEs and where it is determined that the Company is the primary beneficiary, the criteria for consolidation are met. The Company monitors such funds and related criteria for consolidation on an ongoing basis. Funds that have historically been consolidated will be deconsolidated at such time as the Company is no longer deemed to be the primary beneficiary and will then be treated as equity method investments.

The Company retains the specialized investment company accounting guidance under US GAAP with respect to the Consolidated Funds. As such, investments of the Consolidated Funds are included in the consolidated balance sheets at fair value and the net realized and unrealized gain or loss on those investments was included as a component of other income on the consolidated statements of operations. Non-controlling interests of the Consolidated Funds are included in net income (loss) attributable to non-controlling interest, continuing operations. The creditors of Consolidated Funds do not have recourse to the Company other than to the assets of the respective Consolidated Funds.

The Company holds investments in certain funds that are VIEs but the Company is not deemed to be the primary beneficiary. Such investments are treated as equity method investments and the Company has elected the fair value option using NAV as a practical expedient with all changes in fair value reported in net realized and unrealized gain (loss) on investments on the consolidated statements of operations.

See Note 2 - Summary of Significant Accounting Policies for additional details.

Investments

As of December 31, 2023, the Company owns 1,520,560 shares of GECC (approximately 20.0% of the outstanding shares). Certain officers and directors of GECC are also officers and directors of GEG. Matthew A. Drapkin is a director of our Board of Directors and also the Chairman of GECC's Board of Directors, Adam M. Kleinman is our President, as well as the Chief Compliance Officer of GECC, Matt Kaplan is the President of GECM, as well as the President and Chief Executive Officer of GECC, and Keri A. Davis is our Chief Financial Officer and Chief Accounting Officer, as well as the Chief Financial Officer of GECC.

The Company receives dividends from its investments in GECC and Monomoy UpREIT and earns unrealized gains and losses based on the mark-to-market performance of those investments. See Note 5 - Fair Value Measurements.

Other Transactions

GECM has shared personnel and reimbursement agreements with Imperial Capital Asset Management, LLC (ICAM). Jason W. Reese, the Chief Executive Officer and Chairman of the Company’s Board of Directors, is the Chief Executive Officer of ICAM, and Matt Kaplan is also a Managing Director of ICAM. Certain costs incurred under these agreements relate to human resources, investment management, and other administrative services provided by ICAM employees, for the benefit of the Company and its subsidiaries, and are included in investment management expenses in the consolidated statements of operations. For the three and six months ended December 31, 2023, such costs were $0.1 million and $0.3 million, respectively. For the three and six months ended December 31, 2022, such costs were $0.3 million and $0.7 million, respectively. Other costs include operational or administrative services performed on behalf of the funds managed by GECM and are included in receivables from managed funds in the consolidated balance sheets. As of December 31, 2023 and June 30, 2023, costs of $0.1 million and $0.1 million, respectively, related to the shared services agreements were included in receivables from managed funds.

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

The assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized in the tables below:

	Fair Value as of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investments	$16,252	$-	$-	$16,252
Debt securities	4,287	-	-	4,287
Total assets within the fair value hierarchy	$20,539	$-	$-	$20,539
Investments valued at net asset value				$18,773
Total assets				$39,312
Liabilities:
Contingent consideration liability	$-	$-	$962	$962
Total liabilities	$-	$-	$962	$962

	Fair Value as of June 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investments	$14,296	$-	$-	$14,296
Total assets within the fair value hierarchy	$14,296	$-	$-	$14,296
Investments valued at net asset value				$18,315
Total assets				$32,611
Liabilities:
Contingent consideration liability	$-	$-	$1,903	$1,903
Total liabilities	$-	$-	$1,903	$1,903

There were no transfers between levels of the fair value hierarchy during the three and six months ended December 31, 2023 and 2022.

The following is a reconciliation of changes in contingent consideration, a Level 3 liability:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2023	2022	2023	2022

Beginning balance	$944	$1,050	$1,903	$1,120
Payments	-	-	(977)	-
Change in fair value	18	130	36	60
Ending balance	$962	$1,180	$962	$1,180

The assets of the Consolidated Funds measured at fair value on a recurring basis are summarized in the table below:

	Fair Value as of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets of Consolidated Funds:
Equity investments	$-	$-	$92	$92
Debt securities	-	2,673	1,915	4,588
Total assets within the fair value hierarchy	$-	$2,673	$2,007	$4,680

There were no assets or liabilities of the Consolidated Funds measured at fair value as of June 30, 2023. There were no transfers between levels of the fair value hierarchy during the three and six months ended December 31, 2023.

The following is a reconciliation of changes in fair value of Level 3 assets:

	For the three months ended December 31,	For the six months ended December 31,
(in thousands)	2023	2023

Beginning balance	$-	$-
Additions	1,911	1,911
Payments	(1)	(1)
Change in fair value	97	97
Ending balance	$2,007	$2,007

The valuation techniques applied to investments held by the Company and by the Consolidated Funds varied depending on the nature of the investment.

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

As of December 31, 2023 and June 30, 2023, investments in private funds primarily consisted of our investments in Monomoy UpREIT and Great Elm Opportunities Fund I, LP Series D (GEOF Series D). Monomoy UpREIT allows redemptions annually with 90 days’ notice, subject to a one-year lockup from the date of initial investment, which are capped at 5% of its NAV. GEOF Series D allows withdrawals annually and there is no set duration for the private fund.

Contingent consideration

In conjunction with the acquisition of the Monomoy UpREIT investment management agreement, the Company entered into a contingent consideration agreement that requires the Company to pay up to $2.0 million to ICAM if certain fee revenue thresholds are achieved during fiscal years ending June 30, 2023 and 2024. As of June 30, 2023, the Company determined that the fee revenue threshold for the year ending June 30, 2023 was achieved and the amount payable to ICAM was approximately $1.0 million, which was paid in July 2023. Further, the Company determined that the fee revenue threshold for the year ending June 30, 2024 was expected to be achieved as well, and the related amount payable to ICAM was recorded at present value of approximately $1.0 million, using a discount rate of 8.0%, included within the current portion of related party payables in the condensed consolidated balance sheet as of December 31, 2023. As of June 30, 2023, the contingent consideration of $1.9 million was included within the current portion of related party payables and related party payables, net of current portion, in the condensed consolidated balance sheet.

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

During the three and six months ended December 31, 2023, the Company capitalized costs of $1.8 million and $3.2 million, respectively, within real estate under development (current) on its condensed consolidated balance sheet, representing the development and construction costs directly identifiable with the two real estate projects.

7. Long-Term Debt

The Company’s long-term debt is summarized in the following table:

(in thousands)	Borrower	December 31, 2023	June 30, 2023
GEGGL Notes	GEG	$26,945	$26,945
Total principal		$26,945	$26,945
Unamortized debt discounts and issuance costs		(997)	(1,137)
Long-term debt		25,948	25,808

During the three and six months ended December 31, 2023, the Company incurred interest expense of $0.6 million and $1.1 million, respectively, attributed to its long-term debt. During the three and six months ended December 31, 2022, the Company incurred interest expense of $0.7 million and $1.3 million, respectively, on long-term debt, as well as certain related-party notes payable fully repaid during the year ended June 30, 2023. See Note 8 - Convertible Notes for interest expense on Convertible Notes.

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

The GEGGL Notes include covenants that limit additional indebtedness or the payment of dividends subject to compliance with a net consolidated debt to equity ratio of 2:1. As of December 31, 2023, our net consolidated debt to equity ratio is 0.40:1.00.

8. Convertible Notes

As of December 31, 2023 and June 30, 2023, the total outstanding principal balance of convertible notes due on February 26, 2030 (the Convertible Notes) was $38.9 million, including cumulative interest paid in-kind. The Convertible Notes are held by a consortium of investors, including $15.8 million issued to certain related parties as of December 31, 2023.

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

The embedded conversion feature in the Convertible Notes qualifies for the scope exception to derivative accounting in FASB ASC Topic 815, Derivatives and Hedging, for certain contracts involving a reporting entity’s own equity. The Company incurred $1.2 million in issuance costs on the original issuance. The debt issuance costs are being amortized over the 10-year term and are netted with the principal balance on our condensed consolidated balance sheets. As of December 31, 2023 and June 30, 2023, the remaining balance of unamortized debt issuance costs was $0.7 million and $0.8 million, respectively.

During the three and six months ended December 31, 2023, the Company incurred interest expense of $0.5 million and $1.0 million, respectively, related to the Convertible Notes, inclusive of non-cash interest related to amortization of debt issuance costs. During the three and six months ended December 31, 2022, the Company incurred interest expense of $0.5 million and $1.0 million, respectively, related to the Convertible Notes, inclusive of non-cash interest related to amortization of debt issuance costs.

9. Share-Based and Other Non-Cash Compensation

Restricted Stock Awards and Restricted Stock Units

The following table presents activity related to the Company’s restricted stock awards and restricted stock units for the three and six months ended December 31, 2023:

Restricted Stock Awards and Restricted Stock Units	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2023	1,322	$1.93
Granted	532	2.07
Vested	(503)	2.19
Forfeited	-	-
Outstanding at December 31, 2023	1,351	$1.89

Restricted stock awards and restricted stock units have vesting terms between 1-4 years and are subject to service requirements. During the six months ended December 31, 2023, the Company granted 531,642 restricted stock awards and did not grant any shares of restricted stock units.

Stock Options

The following table presents activity related to the Company’s stock options for the six months ended December 31, 2023:

Stock Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2023	3,264	$2.70	7.45	$-
Options granted	-	-	-	-
Forfeited, cancelled or expired	-	-	-	-
Outstanding at December 31, 2023	3,264	$2.70	6.94	$-
Exercisable at December 31, 2023	1,261	$3.72	3.13	$-

Stock-Based Compensation Expense

Stock-based compensation expense related to all restricted stock awards, restricted stock units, and stock options totaled $0.6 million and $1.3 million for the three and six months ended December 31, 2023, respectively. Stock-based compensation expense related to all restricted stock awards, restricted stock units, and stock options totaled $0.6 million and $1.4 million for the three and six months ended December 31, 2022, respectively. As of December 31, 2023, the Company had unrecognized compensation costs related to all unvested restricted stock awards and stock options totaling $2.1 million.

Non-Employee Director Deferred Compensation Plan

In December 2020, the Company established the Great Elm Group, Inc. Non-Employee Directors Deferred Compensation Plan allowing non-employee directors to defer their cash and/or equity compensation under a non-revocable election for each calendar year. Such compensation is deferred until the earlier of 3 years from the original grant date of such compensation, termination of service, or death, and is payable in common stock shares. As of December 31, 2023, there were 167,941 restricted stock awards and restricted stock units that were deferred under this plan (and thus included in the number of restricted stock awards and restricted stock units outstanding as of that date).

Other Non-Cash Compensation

During the six months ended December 31, 2023, the Company issued compensation to certain employees in the form of GECC common shares to be settled with GECC shares currently held by the Company. The total value of GECC shares awarded for the six months ended December 31, 2023 was $0.6 million, of which $0.1 million vested immediately, and the balance will vest annually pro-rata over two- and three-year periods. Related compensation expense was $0.2 million and $0.3 million, respectively, for the three and six months ended December 31, 2023.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

GEG is a publicly-traded alternative asset management company focused on growing a scalable and diversified portfolio of long-duration and permanent capital vehicles across credit, real estate, specialty finance, and other alternative strategies. GEG and its subsidiaries currently manage GECC, a publicly-traded business development company, and Monomoy UpREIT, an industrial-focused real estate investment trust, in addition to other investments. The combined assets under management of these entities at December 31, 2023 was approximately $654.5 million.

GEG continues to explore other investment management opportunities, as well as opportunities in other areas that it believes provide attractive risk-adjusted returns on invested capital. As of the date of this report, GEG had no unfunded binding commitments to make additional investments.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are monitored and analyzed by our management for changes in facts and circumstances, and material changes in these estimates could occur in the future. During the three and six months ended December 31, 2023 we did not make material changes in our critical accounting policies or underlying assumptions as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 as it relates to normal and recurring transactions.

The historical results of the Durable Medical Equipment (DME) business, primarily consisting of HC LLC and its subsidiaries, sold on January 3, 2023 and related activity have been presented in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended December 31, 2022 and cash flows for the six months ended December 31, 2022 as discontinued operations. Further, the historical segment information was recast to reflect our ongoing business as a single reportable segment and to remove the activity of discontinued operations. Unless otherwise specified, disclosures in these condensed consolidated financial statements reflect continuing operations only.

Results of Operations

The following table provides the results of our consolidated operations:

	For the three months ended December 31,			For the six months ended December 31,
(in thousands)	2023	Percent Change	2022	2023	Percent Change	2022
Revenues	$2,819	50%	$1,879	$6,129	64%	$3,739
Operating costs and expenses:
Investment management expenses, excluding non-cash compensation	(2,429)	18%	(2,066)	(4,786)	34%	(3,577)
Non-cash compensation	(839)	30%	(645)	(1,726)	9%	(1,586)
Other selling, general and administrative	(1,964)	18%	(1,661)	(3,197)	17%	(2,731)
Depreciation and amortization	(283)	(4)%	(295)	(566)	(4)%	(589)
Total operating costs and expenses	(5,515)		(4,667)	(10,275)		(8,483)
Operating loss	(2,696)		(2,788)	(4,146)		(4,744)
Other income (expense):
Interest expense	(1,061)	(46)%	(1,955)	(2,123)	(46)%	(3,929)
Other income (expense), net	3,518	(90)%	34,205	8,788	(70)%	28,865
Total other income (expense), net	2,457		32,250	6,665		24,936
(Loss) income before income taxes from continuing operations	$(239)		$29,462	$2,519		$20,192

Revenue

Revenues for the three and six months ended December 31, 2023 increased $0.9 million and $2.4 million, respectively, as compared to the corresponding periods in the prior year. The increase is primarily attributable to the incentive and other fees due from GECC.

Operating Costs and Expenses

Operating costs and expenses for the three and six months ended December 31, 2023 increased $0.8 million and $1.8 million, respectively, as compared to the corresponding periods in the prior year. Increases in investment management expenses, excluding non-cash compensation, were primarily attributable to compensation-related costs, and increases in other selling, general and administrative expenses were driven by additional personnel costs and professional fees associated with strategic initiatives.

Other Income (Expense)

Interest expense for the three and six months ended December 31, 2023 decreased by $0.9 million and $1.8 million, compared to the corresponding periods in the prior year, as there was no interest expense related to the 35,010 shares of preferred stock issued by Forest Investments, Inc. (Forest) to J.P. Morgan Broker-Dealer Holdings Inc. after the sale of controlling interest in Forest on December 30, 2022 or the $6.3 million promissory note issued to Imperial Capital Asset Management, LLC which was fully repaid in February 2023.

During the three and six months ended December 31, 2023, the Company recognized $3.5 million and $8.8 million of other income (net), respectively, comprised of net realized and unrealized gain on investments of $1.2 million and $4.5 million and dividends and interest income of $2.1 million and $4.1 million, respectively, along with $0.2 million in net realized and unrealized gains on investments and interest and other income from consolidated funds. During the three and six months ended December 31, 2022, the Company recognized $34.2 million and $28.9 million of other income (net), respectively, comprised of gain on sale of controlling interest in Forest in December 2022 of $10.5 million, unrealized gain on the investment in the remaining non-controlling or 19% interest in Forest of $24.4 million recognized in December 2022, and dividends and interest income of $1.4 million and $2.9 million, respectively, partially offset by net realized and unrealized loss on investments of $22.2 million and $15.4 million, respectively.

Liquidity and Capital Resources

Cash Flows

Cash flows used in operating activities of our continuing operations for the six months ended December 31, 2023 were $19.9 million. The adjustments to reconcile our net income from continuing operations of $2.5 million to net cash used in operating activities included add-backs for various non-cash charges, such as $1.3 million of stock-based compensation expense, $1.1 million of non-cash interest and amortization of capitalized issuance costs, $0.6 million of depreciation and amortization, and $0.1 million of realized loss on our investments, which was offset by deduction of $4.6 million of unrealized gain on our investments, and the net negative change in our operating assets and liabilities of $17.2 million, including the impact of changes related to consolidated funds.

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

Cash flows used in investing activities of our continuing operations for the six months ended December 31, 2023 were $7.7 million, which is attributed to investments in portfolio funds of $6.6 million, net purchases of held-to-maturity securities of $4.3 million, purchases of trading securities of $4.5 million, partially offset by the proceeds from sale of investments of $1.8 million. Cash flows used in investing activities of our discontinued operations for the six months ended December 31, 2023 were $0.4 million, which represents the payment made to the buyer of our DME business in September 2023 following finalization of the working capital adjustment.

Cash flows used in investing activities of our continuing operations for the six months ended December 31, 2022 were $14.7 million, which is attributed to the proceeds from sale of controlling interest in Forest, net of cash sold, of $17.7 million, partially offset by investments in portfolio funds of $3.0 million. Cash flows used in investing activities of our discontinued operations for the six months ended December 31, 2022 were $4.1 million.

Cash flows provided by financing activities of our continuing operations for the six months ended December 31, 2023 were $6.9 million related to capital activity of Consolidated Funds.

Cash flows used in financing activities of our continuing operations for the six months ended December 31, 2022 were $19.0 million representing principal payments on long-term debt of $18.4 million and distributions to non-controlling interests in GESOF of $0.6 million, while cash flows provided by financing activities of our discontinued operations for the same period were $0.6 million.

Financial Condition

As of December 31, 2023, we had an unrestricted cash balance of $39.1 million and $29.7 million in marketable securities. We also held 1,520,560 shares of GECC common stock with an estimated fair value of $16.2 million as of December 31, 2023. We believe we have sufficient liquidity available to meet our short-term and long-term obligations for at least the next 12 months.

Borrowings

As of December 31, 2023, the Company had $26.9 million in outstanding aggregate principal amount of 7.25% notes due on June 30, 2027 (the GEGGL Notes). Interest on the GEGGL Notes is paid quarterly. The GEGGL Notes include covenants that limit additional indebtedness or the payment of dividends in the event that our net consolidated debt to equity ratio is, or would be on a pro forma basis, greater than 2 to 1. In addition, if our net consolidated debt to equity ratio is greater than 2 to 1 at the end of any calendar quarter, we must retain no less than 10% of our excess cash flow as cash and cash equivalents until such time as our net consolidated debt to equity ratio is less than 2 to 1 at the end of a calendar quarter.

As of December 31, 2023, the Company had $38.9 million principal balance in convertible notes outstanding (including cumulative interest paid in-kind). The convertible notes are held by a consortium of investors, including related parties. The convertible notes accrue interest at 5.0% per annum, payable semiannually in arrears on June 30 and December 31, in cash or in kind at the option of the Company. The convertible notes are due on February 26, 2030, but are convertible at the option of the holders, subject to the terms therein, prior to maturity into shares of our common stock. Upon conversion of any note, the Company will pay or deliver, as the case may be, to the noteholder, in respect of each $1,000 principal amount of notes being converted, shares of common stock equal to the conversion rate in effect on the conversion date, together with cash, if applicable, in lieu of delivering any fractional share of common stock. To date, all interest on these instruments has been paid in-kind.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the market risks discussed in Item 7A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Item 4. Controls and Procedures.

We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that the information we are required to disclose in reports that we file under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting for the quarter ended December 31, 2023, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 5. Other Information.

During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of GEG adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

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

101

Materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in inline Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-Controlling Interest, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related Notes to the Condensed Consolidated Financial Statements, tagged in detail (furnished herewith).

104	The cover page from the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in inline XBRL (included as Exhibit 101).

*Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT ELM GROUP, INC.

Date: February 13, 2024	/s/ Jason W. Reese
Jason W. Reese
Chief Executive Officer & Chairman

Date: February 13, 2024	/s/ Keri A. Davis
Keri A. Davis
Chief Financial Officer & Chief Accounting Officer