Form 10-Q
period 2024-03-31
Great Elm Group, Inc.
filed 2024-05-08
CIK 1831096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39832

Great Elm Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-3622015
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3801 PGA Boulevard, Suite 603, Palm Beach Gardens, FL	33410
(Address of principal executive offices)	(Zip Code)

(617) 375-3006

(Registrant’s telephone number, including area code)

800 South Street, Suite 230, Waltham MA 02453

(Former address, if changed since last report)

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

As of May 7, 2024, there were 31,875,285 shares of the registrant’s common stock outstanding.

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2024 and June 30, 2023	3
	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2024 and 2023	4
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2024, December 31, 2023 and September 30, 2023	5
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-Controlling Interest for the three months ended March 31, 2023, December 31, 2022 and September 30, 2022	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2024 and 2023	7
	Unaudited Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION		27

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 5.	Other Information	27
Item 6.	Exhibits	28

SIGNATURES		29

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Great Elm Group, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

Dollar amounts in thousands (except per share data)

ASSETS	March 31, 2024	June 30, 2023
Current assets
Cash and cash equivalents	$44,085	$60,165
Receivables from managed funds	4,400	3,308
Investments in marketable securities	24,789	24,595
Investments, at fair value (cost $46,199 and $40,387, respectively)	38,244	32,611
Prepaid and other current assets	2,843	717
Real estate under development	8,104	1,742
Assets of Consolidated Funds:
Cash and cash equivalents	5,414	-
Investments, at fair value (cost $8,353)	8,561	-
Other assets	233	-
Total current assets	136,673	123,138
Identifiable intangible assets, net	11,300	12,115
Right-of-use assets	230	497
Other assets	150	143
Total assets	$148,353	$135,893
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$608	$191
Accrued expenses and other current liabilities	4,276	5,418
Payable for securities purchased	4,914	-
Current portion of related party payables	618	1,409
Current portion of lease liabilities	183	359
Liabilities of Consolidated Funds:
Payable for securities purchased	267	-
Accrued expenses and other liabilities	124	-
Total current liabilities	10,990	7,377
Lease liabilities, net of current portion	26	142
Long-term debt (face value $26,945)	26,019	25,808
Related party payables, net of current portion	-	926
Convertible notes (face value $38,859 and $37,912, including $15,780 and $15,395 held by related parties, respectively)	38,164	37,129
Other liabilities	683	669
Total liabilities	75,882	72,051
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 authorized and zero outstanding	-	-
Common stock, $0.001 par value; 350,000,000 shares authorized and 31,881,695 shares issued and 30,164,142 outstanding at March 31, 2024; and 30,651,047 shares issued and 29,546,655 outstanding at June 30, 2023	30	30
Additional paid-in-capital	3,317,212	3,315,378
Accumulated deficit	(3,252,242)	(3,251,566)
Total Great Elm Group, Inc. stockholders' equity	65,000	63,842
Non-controlling interests	7,471	-
Total stockholders' equity	72,471	63,842
Total liabilities and stockholders' equity	$148,353	$135,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

Amounts in thousands (except per share data)

	For the three months ended March 31,		For the nine months ended March 31,
	2024	2023	2024	2023
Revenues	$2,787	$1,898	$8,916	$5,637
Operating costs and expenses:
Investment management expenses	2,733	2,593	8,334	6,893
Depreciation and amortization	271	281	837	870
Selling, general and administrative	1,630	1,893	5,738	5,441
Expenses of Consolidated Funds	22	-	22	46
Total operating costs and expenses	4,656	4,767	14,931	13,250
Operating loss	(1,869)	(2,869)	(6,015)	(7,613)
Dividends and interest income	2,359	1,520	6,417	4,432
Net realized and unrealized gain (loss) on investments	(2,753)	1,989	1,735	17,434
Net realized and unrealized gain (loss) on investments of Consolidated Funds	131	-	245	(16)
Interest and other income of Consolidated Funds	323	-	451	-
Gain on sale of controlling interest in subsidiary	-	-	-	10,524
Interest expense	(1,074)	(1,095)	(3,197)	(5,024)
(Loss) income before income taxes from continuing operations	(2,883)	(455)	(364)	19,737
Income tax benefit (expense)	-	-	-	(2)
Net (loss) income from continuing operations	(2,883)	(455)	(364)	19,735
Discontinued operations:
Net income from discontinued operations	-	12,203	16	13,202
Net (loss) income	$(2,883)	$11,748	$(348)	$32,937
Less: net income (loss) attributable to non-controlling interest, continuing operations	217	-	328	(1,554)
Less: net income attributable to non-controlling interest, discontinued operations	-	-	-	1,504
Net (loss) income attributable to Great Elm Group, Inc.	$(3,100)	$11,748	$(676)	$32,987
Basic net income (loss) per share from:
Continuing operations	$(0.10)	$(0.02)	$(0.02)	$0.74
Discontinued operations	-	0.42	-	0.41
Basic net income (loss) per share	$(0.10)	$0.40	$(0.02)	$1.15
Diluted net income (loss) per share from:
Continuing operations	$(0.10)	$(0.02)	$(0.02)	$0.56
Discontinued operations	-	0.42	-	0.29
Diluted net income (loss) per share	$(0.10)	$0.40	$(0.02)	$0.85
Weighted average shares outstanding
Basic	30,066	28,997	29,844	28,779
Diluted	30,066	28,997	29,844	40,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Amounts in thousands

	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Group, Inc. Stockholders'	Non- controlling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
BALANCE, June 30, 2023	29,547	$30	$3,315,378	$(3,251,566)	$63,842	$-	$63,842
Net income	-	-	-	2,774	2,774	-	2,774
Issuance of common stock related to vesting of restricted stock	322	-	-	-	-	-	-
Stock-based compensation	-	-	705	-	705	-	705
BALANCE, September 30, 2023	29,869	$30	$3,316,083	$(3,248,792)	$67,321	$-	$67,321
Net income (loss)	-	-	-	(350)	(350)	111	(239)
Issuance of common stock related to vesting of restricted stock	181	-	-	-	-	-	-
Issuance of interests in Consolidated Funds	-	-	-	-	-	6,900	6,900
Stock-based compensation	-	-	625	-	625	-	625
BALANCE, December 31, 2023	30,050	$30	$3,316,708	$(3,249,142)	$67,596	$7,011	$74,607
Net income (loss)	-	-	-	(3,100)	(3,100)	217	(2,883)
Issuance of common stock related to vesting of restricted stock	114	-	-	-	-	-	-
Issuance of interests in Consolidated Funds	-	-	-	-	-	350	350
Distributions from Consolidated Funds	-	-	-	-	-	(107)	(107)
Stock-based compensation	-	-	504	-	504	-	504
BALANCE, March 31, 2024	30,164	$30	$3,317,212	$(3,252,242)	$65,000	$7,471	$72,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-controlling Interest (Unaudited)

Amounts in thousands

	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Group, Inc. Stockholders'	Non- controlling	Total Stockholders'	Contingently Redeemable Non-controlling
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
BALANCE, June 30, 2022	28,507	$29	$3,312,763	$(3,279,296)	$33,496	$6,533	$40,029	$2,225
Net (loss) income	-	-	-	(8,291)	(8,291)	(910)	(9,201)	662
Distributions to non-controlling interests in Consolidated Funds	-	-	-	-	-	(634)	(634)	-
Issuance of common stock related to vesting of restricted stock	267	-	-	-	-	-	-	-
Stock-based compensation	-	-	834	-	834	-	834	-
BALANCE, September 30, 2022	28,774	29	$3,313,597	$(3,287,587)	$26,039	$4,989	$31,028	$2,887
Net income	-	-	-	29,530	29,530	108	29,638	90
Redemption of non-controlling interests upon sale of controlling interest in subsidiary	-	-	-	-	-	(2,120)	(2,120)	-
Issuance of common stock related to vesting of restricted stock	202	-	-	-	-	-	-	-
Stock-based compensation	-	-	576	-	576	-	576	-
BALANCE, December 31, 2022	28,976	$29	$3,314,173	$(3,258,057)	$56,145	$2,977	$59,122	$2,977
Net income	-	-	-	11,748	11,748	-	11,748	-
Redemption of non-controlling interests upon sale of controlling interest in subsidiary	-	-	-	-	-	(2,977)	(2,977)	(2,977)
Issuance of common stock related to vesting of restricted stock	170	-	-	-	-	-	-	-
Stock-based compensation	-	-	564	-	564	-	564	-
BALANCE, March 31, 2023	29,146	29	3,314,737	(3,246,309)	68,457	-	68,457	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Dollar amounts in thousands

	For the nine months ended March 31,
	2024	2023
Cash flows from operating activities:
Net income from continuing operations	$(364)	$19,735
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	837	870
Stock-based compensation	1,834	1,974
Unrealized gain on investments	(1,813)	(12,776)
Realized loss on investments	78	(4,658)
Gain on sale of controlling interest in subsidiary	-	(10,524)
Non-cash interest and amortization of capitalized issuance costs	1,732	1,737
Deferred tax expense	-	4
Change in fair value of contingent consideration	(518)	180
Other non-cash (income) expense, net	(406)	324
Adjustments to reconcile net income to net cash used in operating activities of Consolidated Funds:
Purchases of investments	(8,459)	-
Sales of investments	426	1,558
Amortization	(15)	-
Net realized and unrealized (gains) losses on investments	(245)	16
Changes in operating assets and liabilities:
Receivables from managed funds	(1,092)	(272)
Prepaid and other assets	(2,143)	32
Real estate under development	(6,421)	(1,600)
Operating leases	(25)	(70)
Related party payables	(1,199)	-
Accounts payable, accrued expenses and other liabilities	4,779	(919)
Changes in operating assets and liabilities of Consolidated Funds:
Cash and cash equivalents	(5,414)	-
Other assets	(233)	746
Accrued expenses and other liabilities	124	70
Net cash used in operating activities - continuing operations	(18,537)	(3,573)
Net cash provided by operating activities - discontinued operations	-	766
Net cash (used in) provided by operating activities	(18,537)	(2,807)
Cash flows from investing activities:
Purchases of investments in held-to-maturity securities	(49,036)	-
Proceeds from settlement of held-to-maturity securities	50,000	-
Purchases of investments	(11,440)	(3,105)
Sales of investments	6,752	26,527
Proceeds from sale of controlling interest in subsidiary, net of cash sold	-	17,735
Other	(15)	(37)
Net cash (used in) provided by investing activities - continuing operations	(3,739)	41,120
Net cash used in investing activities - discontinued operations	(947)	67,230
Net cash (used in) provided by investing activities	(4,686)	108,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

Dollar amounts in thousands

	For the nine months ended March 31,
	2024	2023
Cash flows from financing activities:
Principal payments on long term debt	-	(41,765)
Contributions of non-controlling interests in Consolidated Funds	7,250	-
Distributions to non-controlling interests in Consolidated Funds	(107)	(634)
Net cash provided by (used in) financing activities - continuing operations	7,143	(42,399)
Net cash provided by financing activities - discontinued operations	-	(5,221)
Net cash provided by (used in) financing activities	7,143	(47,620)
Net decrease in cash and cash equivalents, including cash and cash equivalents classified within current assets held for sale	(16,080)	57,923
Less: net increase in cash and cash equivalents classified within current assets held for sale	-	62,775
Plus: cash received from (used in) discontinued operations	-	66,689
Net change in cash and cash equivalents	(16,080)	61,837
Cash and cash equivalents at beginning of period	60,165	22,281
Cash and cash equivalents at end of period	$44,085	$84,118

Cash paid for interest	$1,465	$3,348

Non-cash investing and financing activities
Non-cash contribution to Consolidated Funds	$389	$-
Lease liabilities and right-of-use assets arising from operating leases	-	167
Partial settlement of Seller Note in exchange for GECC stock	-	2,609
Non-cash distributions received from Consolidated Funds	-	177
Equity consideration upon Sale of HC LLC	-	2,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2024

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

The historical results of the Durable Medical Equipment (DME) business, primarily consisting of HC LLC and its subsidiaries, sold on January 3, 2023, and related activity have been presented in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2023 and cash flows for the nine months ended March 31, 2023 as discontinued operations. Further, the historical segment information was recast to reflect our ongoing business as a single reportable segment and to remove the activity of discontinued operations. Unless otherwise specified, disclosures in these condensed consolidated financial statements reflect continuing operations only.

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

As of March 31, 2024, all investments in marketable securities were classified as held-to-maturity and had original maturities (at the time of purchase) exceeding 90 days. As of March 31, 2024, the amortized cost basis for these securities approximated their fair value.

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

In March 2024, the Company signed a new office lease which is expected to commence in December 2024. As none of the criteria for recognition have been met as of March 31, 2024, there is no corresponding lease liability or right-of-use asset associated with this lease included in the condensed consolidated balance sheets.

Earnings per Share

The following table presents the calculation of basic and diluted net income (loss) per share:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands except per share amounts)	2024	2023	2024	2023
Numerator:
Net (loss) income from continuing operations	$(2,883)	$(455)	$(364)	$19,735
Less: net income (loss) attributable to non-controlling interest, continuing operations	217	-	328	(1,554)
Numerator for basic EPS - Net (loss) income from continuing operations attributable to Great Elm Group, Inc.	$(3,100)	$(455)	$(692)	$21,289

Net income from discontinued operations	-	12,203	16	13,202
Less: net income attributable to non-controlling interest, discontinued operations	-	-	-	1,504
Numerator for basic EPS - Net income (loss) from discontinued operations, attributable to Great Elm Group, Inc.	$-	$12,203	$16	$11,698
Effect of dilutive securities:
Interest expense associated with Convertible Notes, continuing operations	$-	$-	$-	$1,451
Numerator for diluted EPS - Net (loss) income from continuing operations attributable to Great Elm Group, Inc., after the effect of dilutive securities	$(3,100)	$(455)	$(692)	$22,740
Numerator for diluted EPS - Net income (loss) from discontinued operations, attributable to Great Elm Group, Inc.	$-	$12,203	$16	$11,698
Denominator:
Denominator for basic EPS - Weighted average shares of common stock outstanding	30,066	28,997	29,844	28,779
Effect of dilutive securities:
Restricted stock	-	-	-	1,328
Convertible Notes	-	-	-	10,566
Denominator for diluted EPS - Weighted average shares of common stock outstanding after the effect of dilutive securities	30,066	28,997	29,844	40,673
Basic net income (loss) per share from:
Continuing operations	$(0.10)	$(0.02)	$(0.02)	$0.74
Discontinued operations	-	0.42	-	0.41
Basic net income (loss) per share	$(0.10)	$0.40	$(0.02)	$1.15
Diluted net income (loss) per share from:
Continuing operations	$(0.10)	$(0.02)	$(0.02)	$0.56
Discontinued operations	-	0.42	$-	0.29
Diluted net income (loss) per share	$(0.10)	$0.40	$(0.02)	$0.85

As of March 31, 2024, the Company had 3,264,424 potential shares of common stock issuable upon the exercise of stock options that are not included in the diluted net income (loss) per share calculation because to do so would be anti-dilutive for the three and nine months ended March 31, 2024. Further, as of March 31, 2024, the Company had 11,191,461 shares of common stock issuable upon the conversion of Convertible Notes (as defined below) that are not included in the diluted income (loss) per share calculation because to do so would be anti-dilutive for the three and nine months ended March 31, 2024. As of March 31, 2024, the Company had 1,771,950 shares of restricted stock that are not included in the diluted income (loss) per share calculation because to do so would be anti-dilutive for the three and nine months ended March 31, 2024.

As of March 31, 2023, the Company had 1,270,651 potential shares of common stock issuable upon the exercise of stock options that are not included in the diluted net income (loss) per share calculation for the three and nine months ended March 31, 2023 because to do so would be anti-dilutive.

As of March 31, 2024 and 2023, the Company had an aggregate of 1,771,950 and 1,509,885 issued shares, respectively, that are not considered outstanding for accounting purposes since they are unvested and subject to forfeiture by the employees at a nominal price if service milestones are not met.

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

3. Revenue

The revenues from each major source are summarized in the following table:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2024	2023	2024	2023
Management fees	$1,462	$1,384	$4,314	$4,067
Incentive fees	663	-	2,676	-
Property management fees	300	278	875	830
Administration and service fees	362	236	1,051	740
Total revenues	$2,787	$1,898	$8,916	$5,637

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

Incentive Fees

The Company earns incentive fees based on the investment management agreements GECM has with GECC, Monomoy Properties II, LLC (MP II), a feeder fund of Monomoy Properties REIT, LLC and other private funds managed by GECM. Where an investment management agreement includes both management fees and incentive fees, the performance obligation is considered to be a single obligation for both fees. Incentive fees are variable consideration associated with the investment management agreements. Incentive fees are earned based on investment performance during the period, subject to the achievement of minimum return levels or high-water marks, in accordance with the terms of the respective investment management agreements. Incentive fees are typically 20% of the performance-based metric specified within each agreement. Incentive fees are recognized when it is determined that they are no longer probable of significant reversal. During the three and nine months ended March 31, 2024, the Company recorded revenue in respect to the incentive fees due from GECC of $0.7 million and $2.7 million, respectively.

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

The Company also earns services fees based on a shared services agreement with Imperial Capital Asset Management, LLC (ICAM). This revenue is recognized over time as the services are performed. Service fees are billed quarterly in arrears, which is consistent with the timing of the delivery of services and reflects agreed-upon rates for the services provided. The services are accounted for as a single performance obligation that is a series of distinct services with substantially the same pattern of transfer as the services are provided on a daily basis.

4. Related Party Transactions

Related party transactions are measured in part by the amount of consideration paid or received as established and agreed by the parties. Consideration paid for such services in each case is the negotiated value.

The following tables summarize activity and outstanding balances between the managed investment products and the Company:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2024	2023	2024	2023
Net realized and unrealized gain (loss) on investments	$(2,751)	$895	$1,838	$(7,950)
Net realized and unrealized gain (loss) on investments of Consolidated Funds	131	-	245	(16)
Dividend income	1,613	849	3,444	3,510

(in thousands)	March 31, 2024	June 30, 2023
Dividends receivable	$919	$300
Investment management revenues receivable	2,216	2,167
Receivable for reimbursable expenses paid	1,265	841
Receivables from managed funds	$4,400	$3,308

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

See Note 2 - Summary of Significant Accounting Policies for additional details.

Investments

As of March 31, 2024, the Company owns 1,518,162 shares of GECC (approximately 16.1% of the outstanding shares). Certain officers and directors of GECC are also officers and directors of GEG. Matthew A. Drapkin is a director of our Board of Directors and also the Chairman of GECC's Board of Directors, Adam M. Kleinman is our President, as well as the Chief Compliance Officer of GECC, Matt Kaplan is the President of GECM, as well as the President and Chief Executive Officer of GECC, and Keri A. Davis is our Chief Financial Officer and Chief Accounting Officer, as well as the Chief Financial Officer of GECC.

The Company receives dividends from its investments in GECC and Monomoy UpREIT and earns unrealized gains and losses based on the mark-to-market performance of those investments. See Note 5 - Fair Value Measurements.

In February 2024, the Company invested in $6.0 million for a 25% interest in Great Elm Strategic Partnership I, LLC (GESP). The Company's investment in GESP is accounted for using the fair value option and it is included in Investments, at fair value on the consolidated balance sheets. GESP owns 1,850,424 shares of GECC.

Other Transactions

GECM has shared personnel and reimbursement agreements with ICAM. Jason W. Reese, the Chief Executive Officer and Chairman of the Company’s Board of Directors, is the Chief Executive Officer of ICAM, and Matt Kaplan, the President of GECM, is also a Managing Director of ICAM. Certain costs incurred under these agreements relate to human resources, investment management, and other administrative services provided by ICAM employees, for the benefit of the Company and its subsidiaries, and are included in investment management expenses in the consolidated statements of operations. For the three and nine months ended March 31, 2024, such costs were $0.1 million and $0.5 million, respectively. For the three and nine months ended March 31, 2023, such costs were $0.4 million and $1.1 million, respectively. Other costs include operational or administrative services performed on behalf of the funds managed by GECM and are included in receivables from managed funds in the consolidated balance sheets. As of March 31, 2024 and June 30, 2023, costs of $0.1 million and $0.1 million, respectively, related to the shared services agreements were included in receivables from managed funds.

As of January 1, 2024, GECM also has a shared personnel and reimbursement agreement with ICAM whereby ICAM reimburses certain costs incurred by GECM related to administrative services provided by GECM employees for the benefit of ICAM. See Note 3 - Revenue for additional details.

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

The assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized in the tables below:

	Fair Value as of March 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investments	$16,856	$-	$3,130	$19,986
Total assets within the fair value hierarchy	$16,856	$-	$3,130	$19,986
Investments valued at net asset value				$18,258
Total assets				$38,244
Liabilities:
Contingent consideration liability	$-	$-	$408	$408
Total liabilities	$-	$-	$408	$408

	Fair Value as of June 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investments	$14,296	$-	$-	$14,296
Total assets within the fair value hierarchy	$14,296	$-	$-	$14,296
Investments valued at net asset value				$18,315
Total assets				$32,611
Liabilities:
Contingent consideration liability	$-	$-	$1,903	$1,903
Total liabilities	$-	$-	$1,903	$1,903

There were no transfers between levels of the fair value hierarchy during the three and nine months ended March 31, 2024 and 2023.

The following is a reconciliation of changes in Level 3 assets:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2024	2023	2024	2023

Beginning balance	$-	$-	$-	$-
Purchases	6,000	-	6,000	-
Payments	-	-	-	-
Change in fair value	(2,870)	-	(2,870)	-
Ending balance	$3,130	$-	$3,130	$-

The following is a reconciliation of changes in Level 3 liabilities:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2024	2023	2024	2023

Beginning balance	$962	$1,180	$1,903	$1,120
Payments	-	-	(977)	-
Change in fair value	(554)	120	(518)	180
Ending balance	$408	$1,300	$408	$1,300

The assets of the Consolidated Funds measured at fair value on a recurring basis are summarized in the table below:

	Fair Value as of March 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets of Consolidated Funds:
Equity investments	$-	$-	$51	$51
Debt securities	-	3,766	4,744	8,510
Total assets within the fair value hierarchy	$-	$3,766	$4,795	$8,561

There were no assets or liabilities of the Consolidated Funds measured at fair value as of June 30, 2023. One investment with a fair value of $461 was transferred from Level 3 to Level 2 as a result of increased pricing transparency during the three and nine months ended March 31, 2024. The net change in unrealized appreciation relating to Level 3 assets still held as of March 31, 2024 totaled $127.

The following is a reconciliation of changes in fair value of Level 3 assets of Consolidated Funds:

	For the three months ended March 31,	For the nine months ended March 31,
(in thousands)	2024	2024

Beginning balance	$2,007	$-
Purchases	3,230	5,141
Sales and Paydowns	(33)	(34)
Net Accretion	2	2
Transfers Out	(461)	(461)
Change in fair value	50	147
Ending balance	$4,795	$4,795

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

Equity investments that do not have readily-available market prices utilize valuation models to determine fair value and are classified as Level 3. As of March 31, 2024, the Company had an equity investment in a private company that was valued using an options pricing model with a volatility of 38.9% and a risk-free rate of 4.24%.

Debt securities

Bank loans, corporate debt and other debt obligations traded on a national exchange are valued based on quoted market prices and classified as Level 2. Debt investments that are not actively traded are generally based on discounted cash flows and classified as Level 3. As of March 31, 2024, debt investments valued based on discounted cash flows use discount rates ranging from 11.2% to 23.1% with a weighted average of 13.5%.

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

As of March 31, 2024 and June 30, 2023, investments in private funds primarily consisted of our investments in Monomoy UpREIT and Great Elm Opportunities Fund I, LP Series D (GEOF Series D). Monomoy UpREIT allows redemptions annually with 90 days’ notice, subject to a one-year lockup from the date of initial investment, which are capped at 5% of its NAV. GEOF Series D allows withdrawals annually and there is no set duration for the private fund.

Contingent consideration

In conjunction with the acquisition of the Monomoy UpREIT investment management agreement, the Company entered into a contingent consideration agreement that requires the Company to pay up to $2.0 million to ICAM if certain fee revenue thresholds are achieved during fiscal years ending June 30, 2023 and 2024. As of June 30, 2023, the Company determined that the fee revenue threshold for the year ending June 30, 2023 was achieved and the amount payable to ICAM was approximately $1.0 million, which was paid in July 2023. Further, the Company determined that the fee revenue threshold for the year ending June 30, 2024 was expected to be achieved as well, and the related amount payable to ICAM was recorded at present value of approximately $1.9 million, using a discount rate of 8.0%, included within the current portion of related party payables in the condensed consolidated balance sheet as of June 30, 2023. As of March 31, 2024, it was determined that the full target revenue threshold for the year ended June 30, 2024 was unlikely to be met in full and the contingent consideration was updated to $0.4 million based on projected fee revenues through the end of the fiscal year.

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

During the three and nine months ended March 31, 2024, the Company capitalized costs of $3.2 million and $6.4 million, respectively, within real estate under development (current) on its condensed consolidated balance sheet, representing the development and construction costs directly identifiable with the two real estate projects.

7. Long-Term Debt

The Company’s long-term debt is summarized in the following table:

(in thousands)	Borrower	March 31, 2024	June 30, 2023
GEGGL Notes	GEG	$26,945	$26,945
Total principal		$26,945	$26,945
Unamortized debt discounts and issuance costs		(926)	(1,137)
Long-term debt		26,019	25,808

During the three and nine months ended March 31, 2024, the Company incurred interest expense of $0.6 million and $1.7 million, respectively, attributed to its long-term debt. During the three and nine months ended March 31, 2023, the Company incurred interest expense of $0.6 million and $1.9 million, respectively, on long-term debt, as well as certain related-party notes payable fully repaid during the year ended June 30, 2023. See Note 8 - Convertible Notes for interest expense on Convertible Notes.

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

The GEGGL Notes include covenants that limit additional indebtedness or the payment of dividends subject to compliance with a net consolidated debt to equity ratio of 2:1. As of March 31, 2024, our net consolidated debt to equity ratio is 0.33:1.00.

8. Convertible Notes

As of March 31, 2024 and June 30, 2023, the total outstanding principal balance of convertible notes due on February 26, 2030 (the Convertible Notes) was $38.9 million, including cumulative interest paid in-kind. The Convertible Notes are held by a consortium of investors, including $15.8 million issued to certain related parties as of March 31, 2024.

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

The embedded conversion feature in the Convertible Notes qualifies for the scope exception to derivative accounting in FASB ASC Topic 815, Derivatives and Hedging, for certain contracts involving a reporting entity’s own equity. The Company incurred $1.2 million in issuance costs on the original issuance. The debt issuance costs are being amortized over the 10-year term and are netted with the principal balance on our condensed consolidated balance sheets. As of March 31, 2024 and June 30, 2023, the remaining balance of unamortized debt issuance costs was $0.7 million and $0.8 million, respectively.

During the three and nine months ended March 31, 2024, the Company incurred interest expense of $0.5 million and $1.5 million, respectively, related to the Convertible Notes, inclusive of non-cash interest related to amortization of debt issuance costs. During the three and nine months ended March 31, 2023, the Company incurred interest expense of $0.5 million and $1.5 million, respectively, related to the Convertible Notes, inclusive of non-cash interest related to amortization of debt issuance costs.

9. Share-Based and Other Non-Cash Compensation

Restricted Stock Awards and Restricted Stock Units

The following table presents activity related to the Company’s restricted stock awards and restricted stock units for the nine months ended March 31, 2024:

Restricted Stock Awards and Restricted Stock Units	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2023	1,322	$1.93
Granted	1,243	1.97
Vested	(617)	2.13
Forfeited	(4)	2.15
Outstanding at March 31, 2024	1,944	$1.90

Restricted stock awards and restricted stock units have vesting terms between 1-4 years and are subject to service requirements. During the nine months ended March 31, 2024, the Company granted 1,242,596 restricted stock awards and did not grant any shares of restricted stock units.

Stock Options

The following table presents activity related to the Company’s stock options for the nine months ended March 31, 2024:

Stock Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2023	3,264	$2.70	7.45	$-
Options granted	-	-	-	-
Forfeited, cancelled or expired	-	-	-	-
Outstanding at March 31, 2024	3,264	$2.70	6.69	$-
Exercisable at March 31, 2024	1,261	$3.72	3.13	$-

Stock-Based Compensation Expense

Stock-based compensation expense related to all restricted stock awards, restricted stock units, and stock options totaled $0.5 million and $1.8 million for the three and nine months ended March 31, 2024, respectively. Stock-based compensation expense related to all restricted stock awards, restricted stock units, and stock options totaled $0.6 million and $2.0 million for the three and nine months ended March 31, 2023, respectively. As of March 31, 2024, the Company had unrecognized compensation costs related to all unvested restricted stock awards and stock options totaling $2.9 million.

Non-Employee Director Deferred Compensation Plan

In December 2020, the Company established the Great Elm Group, Inc. Non-Employee Directors Deferred Compensation Plan allowing non-employee directors to defer their cash and/or equity compensation under a non-revocable election for each calendar year. Such compensation is deferred until the earlier of 3 years from the original grant date of such compensation, termination of service, or death, and is payable in common stock shares. As of March 31, 2024, there were 167,941 restricted stock awards and restricted stock units that were deferred under this plan (and thus included in the number of restricted stock awards and restricted stock units outstanding as of that date).

Other Non-Cash Compensation

During the nine months ended March 31, 2024, the Company issued compensation to certain employees in the form of GECC common shares to be settled with GECC shares currently held by the Company. The total value of GECC shares awarded for the nine months ended March 31, 2024 was $0.6 million, of which $0.1 million vested immediately, and the balance will vest annually pro-rata over two- and three-year periods. Related compensation expense was $0.2 million and $0.4 million, respectively, for the three and nine months ended March 31, 2024.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

GEG is a publicly-traded alternative asset management company focused on growing a scalable and diversified portfolio of long-duration and permanent capital vehicles across credit, real estate, specialty finance, and other alternative strategies. GEG and its subsidiaries currently manage GECC, a publicly-traded business development company, and Monomoy UpREIT, an industrial-focused real estate investment trust, in addition to other investments. The combined assets under management of these entities at March 31, 2024 was approximately $688.0 million.

GEG continues to explore other investment management opportunities, as well as opportunities in other areas that it believes provide attractive risk-adjusted returns on invested capital. As of the date of this report, GEG had no unfunded binding commitments to make additional investments.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are monitored and analyzed by our management for changes in facts and circumstances, and material changes in these estimates could occur in the future. During the three and nine months ended March 31, 2024 we did not make material changes in our critical accounting policies or underlying assumptions as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 as it relates to normal and recurring transactions.

The historical results of the Durable Medical Equipment (DME) business, primarily consisting of HC LLC and its subsidiaries, sold on January 3, 2023 and related activity have been presented in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2023 and cash flows for the nine months ended March 31, 2023 as discontinued operations. Further, the historical segment information was recast to reflect our ongoing business as a single reportable segment and to remove the activity of discontinued operations. Unless otherwise specified, disclosures in these condensed consolidated financial statements reflect continuing operations only.

Results of Operations

The following table provides the results of our consolidated operations:

	For the three months ended March 31,			For the nine months ended March 31,
(in thousands)	2024	Percent Change	2023	2024	Percent Change	2023
Revenues	$2,787	47%	$1,898	$8,916	58%	$5,637
Operating costs and expenses:
Investment management expenses, excluding non-cash compensation	(2,330)	0%	(2,329)	(7,116)	20%	(5,906)
Non-cash compensation	(698)	6%	(660)	(2,426)	8%	(2,246)
Other selling, general and administrative	(1,357)	(9)%	(1,497)	(4,552)	8%	(4,228)
Depreciation and amortization	(271)	(4)%	(281)	(837)	(4)%	(870)
Total operating costs and expenses	(4,656)		(4,767)	(14,931)		(13,250)
Operating loss	(1,869)		(2,869)	(6,015)		(7,613)
Other income (expense):
Interest expense	(1,074)	(2)%	(1,095)	(3,197)	(36)%	(5,024)
Other income (expense), net	60	(98)%	3,509	8,848	(73)%	32,374
Total other income (expense), net	(1,014)		2,414	5,651		27,350
(Loss) income before income taxes from continuing operations	$(2,883)		$(455)	$(364)		$19,737

Revenue

Revenues for the three months ended March 31, 2024 increased $0.9 million as compared to the three months ended March 31, 2023 primarily due to the recognition of $0.7 million in incentive fees earned from GECC in the current quarter whereas there were no corresponding incentive fees in the prior year period under the revenue recognition criteria. Revenues for the nine months ended March 31, 2024 increased $3.3 million as compared to the nine months ended March 31, 2023 primarily due to the recognition of $2.7 million in incentive fees earned from GECC in the current year to date period whereas there were no corresponding incentive fees in the prior year period under the revenue recognition criteria. In addition, administration and service fee revenues increased by $0.3 million for the nine months ended March 31, 2024 as compared to the nine months ended March 31, 2023 as a result of changes in organizational structure including additional personnel.

Operating Costs and Expenses

Investment management expenses, excluding non-cash compensation, for the nine months ended March 31, 2024 increased $1.2 million as compared to the corresponding period in the prior year. Increases in investment management expenses, excluding non-cash compensation, were primarily attributable to compensation-related costs as the Company has shifted focus to the investment management business after the sale of the DME business in prior year. These increases are partially offset by the decreases in other selling, general and administrative costs of $0.1 million and -$0.3 million, respectively, for the three and nine months ended March 31, 2024 as compared to the corresponding periods in the prior year.

Other Income (Expense)

Interest expense for the nine months ended March 31, 2024 decreased by $1.8 million compared to the corresponding period in the prior year, as there was no interest expense related to the 35,010 shares of preferred stock issued by Forest Investments, Inc. (Forest) to J.P. Morgan Broker-Dealer Holdings Inc. after the sale of controlling interest in Forest on December 30, 2022 or the $6.3 million promissory note issued to Imperial Capital Asset Management, LLC which was fully repaid in February 2023.

Other income (expense), net includes dividend and interest income and net realized and unrealized gains and losses. For the three and nine months ended March 31, 2024, dividend and interest income was $2.4 million and $6.4 million, respectively, as compared to $1.5 million and $4.4 million, respectively for the three and nine months ended March 31, 2023. The increases in dividend and interest income are primarily attributable to new investments in private funds and marketable securities. Net realized and unrealized gains and losses generally consist of unrealized mark-to-market adjustments on investments and the gain or loss realized on the sale of investments. In addition, during the three and nine months ended March 31, 2023, the Company recognized a gain on the sale of its controlling interest in Forest in December 2022 of $10.5 million and gain on the January 2023 sale of its remaining non-controlling interest in Forest of $24.4 million.

Liquidity and Capital Resources

Cash Flows

Cash used in operating activities of our continuing operations for the nine months ended March 31, 2024 were $18.5 million. The adjustments to reconcile our net income from continuing operations of -$0.4 million to net cash used in operating activities included add-backs for various non-cash charges, such as $1.8 million of stock-based compensation expense, $1.7 million of non-cash interest and amortization of capitalized issuance costs, and $0.8 million of depreciation and amortization, which was offset by deduction of $1.8 million of unrealized gain on our investments, and the net negative change in our operating assets and liabilities of $11.6 million, including the impact of changes related to consolidated funds.

Cash used in operating activities of our continuing operations for the nine months ended March 31, 2023 were $3.6 million. The adjustments to reconcile our net income from continuing operations of $19.7 million to net cash used in operating activities included add-backs for various non-cash charges, such as $2.0 million of stock-based compensation expense, $1.7 million of non-cash interest and amortization of capitalized issuance costs, and $0.9 million of depreciation and amortization, which was offset by deduction of $12.8 million of unrealized gain on our investments, $4.7 million of realized gain on our investments, $10.5 million of gain on Sale of Controlling Interest in Forest in December 2022, and the net negative change in our operating assets and liabilities of $2.0 million. During the nine months ended March 31, 2023 we also received $1.6 million attributed to sales of investments by Great Elm SPAC Opportunity Fund, LLC (GESOF). Cash flows provided by operating activities of our discontinued operations for the nine months ended March 31, 2023 were $0.8 million.

Cash used in investing activities of our continuing operations for the nine months ended March 31, 2024 were $3.7 million, which includes investment purchases of $59.8 million partially offset by the proceeds from sale of investments of $56.8 million. Cash flows used in investing activities of our discontinued operations for the nine months ended March 31, 2024 were $0.9 million, which represents the payments made to the buyer and former minority interest holders of our durable medical equipment business in connection with working capital adjustment and escrow payments.

Cash provided by investing activities of our continuing operations for the nine months ended March 31, 2023 were $41.1 million which is attributed to the combined proceeds from sale of Forest, net of cash sold, of $44.3 million, partially offset by purchases of investments of $3.1 million. Cash flows provided by investing activities of our discontinued operations for the nine months ended March 31, 2023 of $67.2 million were primarily attributed to the cash proceeds from the Sale of HC LLC, net of cash sold and before transaction costs and distributions to non-controlling interests, of $71.3 million, partially offset by other investing activities of our DME Business.

Cash provided by financing activities of our continuing operations for the nine months ended March 31, 2024 were $7.1 million related to capital activity of Consolidated Funds.

Cash used in financing activities of our continuing operations for the nine months ended March 31, 2023 were $42.4 million, which consisted of principal payments of $38.1 million on the promissory note issued to Forest on December 29, 2022 and fully repaid by January 3, 2023, and principal payments of $3.7 million on the Seller Note, as well as distributions to non-controlling interests in GESOF of $0.6 million. Cash flows used in financing activities of our discontinued operations for the nine months ended March 31, 2023 of $5.2 million were primarily attributed to distributions to non-controlling interests upon Sale of HC LLC of $5.9 million.

Financial Condition

As of March 31, 2024, we had an unrestricted cash balance of $44.1 million and $24.8 million in marketable securities. We also held 1,518,162 shares of GECC common stock with an estimated fair value of $16.8 million as of March 31, 2024. We believe we have sufficient liquidity available to meet our short-term and long-term obligations for at least the next 12 months.

Borrowings

As of March 31, 2024, the Company had $26.9 million in outstanding aggregate principal amount of 7.25% notes due on June 30, 2027 (the GEGGL Notes). Interest on the GEGGL Notes is paid quarterly. The GEGGL Notes include covenants that limit additional indebtedness or the payment of dividends in the event that our net consolidated debt to equity ratio is, or would be on a pro forma basis, greater than 2 to 1. In addition, if our net consolidated debt to equity ratio is greater than 2 to 1 at the end of any calendar quarter, we must retain no less than 10% of our excess cash flow as cash and cash equivalents until such time as our net consolidated debt to equity ratio is less than 2 to 1 at the end of a calendar quarter.

As of March 31, 2024, the Company had $38.9 million principal balance in convertible notes outstanding (including cumulative interest paid in-kind). The convertible notes are held by a consortium of investors, including related parties. The convertible notes accrue interest at 5.0% per annum, payable semiannually in arrears on June 30 and December 31, in cash or in kind at the option of the Company. The convertible notes are due on February 26, 2030, but are convertible at the option of the holders, subject to the terms therein, prior to maturity into shares of our common stock. Upon conversion of any note, the Company will pay or deliver, as the case may be, to the noteholder, in respect of each $1,000 principal amount of notes being converted, shares of common stock equal to the conversion rate in effect on the conversion date, together with cash, if applicable, in lieu of delivering any fractional share of common stock. To date, all interest on these instruments has been paid in-kind.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the market risks discussed in Item 7A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Item 4. Controls and Procedures.

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that the information we are required to disclose in reports that we file under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting for the quarter ended March 31, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In November 2023, the Company implemented a stock buyback program pursuant to Rule 10b5-1 and Rule 10b-18 under the Exchange Act (the "buyback program") authorizing us to repurchase our common stock in open market transactions in an aggregate amount of up to $3,850,000 through May 15, 2024 unless extended or terminated by our Board.

Common stock repurchases during the nine months ended March 31, 2024 were:

Month	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of 10b5-1 Plan	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (Amounts in dollars)
December 1-31, 2023	1,106	$1.80	1,106	$3,668,009
January 1-31, 2024	974	$1.80	2,080	$3,666,256
February 1-29, 2024	5	$1.80	2,085	$3,666,247
Total	2,085	$1.80	2,085

Item 5. Other Information.

During the quarter ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of GEG adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

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

101

Materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in inline Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-Controlling Interest, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related Notes to the Condensed Consolidated Financial Statements, tagged in detail (furnished herewith).

104	The cover page from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in inline XBRL (included as Exhibit 101).

*Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT ELM GROUP, INC.

Date: May 8, 2024	/s/ Jason W. Reese
Jason W. Reese
Chief Executive Officer & Chairman

Date: May 8, 2024	/s/ Keri A. Davis
Keri A. Davis
Chief Financial Officer & Chief Accounting Officer