Form 10-K
period 2024-06-30
Great Elm Group, Inc.
filed 2024-08-29
CIK 1831096

cc

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on December 29, 2023, was $33,475,978. This number does not include shares of common stock held by our investors Imperial Capital Asset Management, LLC and Northern Right Capital Management, L.P. and persons who are directors or executive officers.

The number of shares of the Registrant’s common stock outstanding as of August 26, 2024 was 31,875,285.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the annual meeting of stockholders of the Registrant, to be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended June 30, 2024, are incorporated by reference into Part III of this report.

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

We decided to invest in the asset management business because of our assessment of its ability to generate recurring free cash flows, its growth prospects and our Board of Directors’ (our Board) and employees’ industry expertise. GECM, our wholly-owned registered investment adviser subsidiary, is an investment adviser providing investment management services to GECC and Monomoy UpREIT, our largest investment vehicles, as well as other private funds. The combined assets under management of these entities at June 30, 2024 was approximately $727.4 million.

GECC was established in 2016 and it elected to be treated as a business development company (BDC) under the Investment Company Act of 1940, as amended (the Investment Company Act). We own approximately 14.5% of GECC’s shares that we may hold to generate dividends or sell to redeploy our capital in higher yielding opportunities.

Monomoy UpREIT is the operating partnership of Monomoy Properties REIT, LLC. Monomoy Properties REIT, LLC was formed in 2014 with the purpose of building an industry-leading single-tenant industrial portfolio specializing in net leased assets, specifically Class B & C warehouse, distribution & light manufacturing assets. We acquired the investment management agreement of Monomoy UpREIT in May 2022. We own approximately 6.9% of Monomoy UpREIT.

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

In January 2023, Monomoy BTS Corporation (MBTS), our wholly-owned subsidiary, completed purchases of certain land parcels. Contemporaneously with the land purchases, MBTS entered into commercial lease agreements, as a lessor, in respect to the land parcels and build-to-suit improvements to be constructed thereon. The leases will commence upon substantial completion of the build-to-suit development. We intend to sell the land and improvements with the attached leases at or close to the respective lease commencement date.

As of June 30, 2024, we had $8.9 million of net operating loss carryforwards for federal income tax purposes.

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

Employees

We had 31 employees as of June 30, 2024.

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

The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Our stockholders may also obtain a printed copy of any of the above documents or reports by sending a request to Great Elm Group, Inc., 3801 PGA Blvd, Suite 603, Palm Beach Gardens, Florida 33410; Attention: Investor Relations, or by calling (617) 375-3006. We charge $0.50 per page to cover expenses of copying and mailing.

Our corporate headquarters is located at 3801 PGA Blvd, Suite 603, Palm Beach Gardens, Florida 33410. Our corporate website address is www.greatelmgroup.com.

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

We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. The increased use of smartphones, tablets and other mobile devices as well as cloud computing may also heighten these and other operational risks. We and our third-party providers are or may be the subject of attempted unauthorized access, computer viruses and malware, and cyberattacks designed to disrupt or degrade service or cause other damage and denial of service. Cyberattacks and other cyber incidents are occurring more frequently, are constantly evolving in nature, are becoming more sophisticated and are being carried out by groups and individuals (including criminal hackers, hacktivists, state-sponsored actors, criminal and terrorist organizations, individuals or groups participating in organized crime and insiders) with a wide range of expertise and motives (including monetization of corporate, payment or other internal or personal data, theft of computing resources, financial fraud, operational disruption, theft of trade secrets and intellectual property for competitive advantage and leverage for political, social, economic and environmental reasons). Such cyberattacks and cyber incidents can take many forms including cyber extortion, denial of service, social engineering, such as impersonation attempts to fraudulently induce employees or others to disclose information or unwittingly provide access to systems or data, introduction of viruses or malware, such as ransomware through phishing emails, website defacement or theft of passwords and other credentials, unauthorized use of computing resources for digital currency mining and business email compromises. There can be no assurance that such unauthorized access or cyber incidents will not occur in the future, and they could occur more frequently and on a larger scale. Legal liability arising from such risks may harm our business. Many aspects of our business involve substantial risks of liability.

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

Our investment management agreements may be terminated. The investment management agreements (IMAs) we have through GECM with various pooled investment vehicles, such as GECC and Monomoy UpREIT, may be cancelled at the applicable counterparty’s discretion upon certain notice or upon the occurrence of certain events. We do not control the boards of directors of such pooled investment vehicles, and they may cancel our respective IMAs at their discretion without making any termination payment to us. GECM's investment performance is a key element of retaining this business. We have recorded an intangible asset attributable to the IMAs that is being amortized over a 15-year economic life even though the IMAs are cancellable by the respective counterparties.

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

Each of these may make it difficult for us to run our business. In addition, the Investment Company Act may impose upon us burdensome requirements, including:

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

Risks Relating to Our Common Stock

Our common stock is subject to transfer restrictions. We have net operating loss (NOL) carryforwards and other tax attributes, the amount and availability of which are subject to certain qualifications, limitations and uncertainties. In order to reduce the possibility that certain changes in ownership could result in limitations on the use of the tax attributes, our amended and restated certificate of incorporation contains provisions that generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of 4.99% or more of our common stock and the ability of persons or entities now owning 5% or more of our common shares from acquiring additional common shares. The restriction will remain until the earliest of (1) the repeal of Section 382 of the Internal Revenue Code of 1986, as amended or any successor statute if our Board determines that the restriction on transfer is no longer necessary or desirable for the preservation of tax benefits, (2) the close of business on the first day of a taxable year as to which our Board determines that no tax benefits may be carried forward, (3) such date as our Board may fix for expiration of transfer restrictions and (4) January 29, 2028. The restriction may be waived by our Board on a case-by-case basis. You are advised to carefully monitor your ownership of our common shares and consult your own legal advisors to determine whether your ownership of our common shares approaches the proscribed level.

We also have a Tax Benefits Preservation Agreement (the Tax Rights Plan) that would be triggered if any person acquires 4.99% or more of our common stock without prior approval by our Board. Holders of more than 4.99% of our common stock on the day the Tax Rights Plan was adopted were exempted from this limitation as to the number shares they held at the time of adoption of the Tax Rights Plan.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Processes and Risk Assessment

We rely on the cybersecurity program implemented by GECM. In order to assess, identify and manage material risks from cybersecurity threats, GECM has implemented a cybersecurity program for GEG and its subsidiaries, which is focused on (i) protecting the confidentiality of business, client, fund investor and employee information; (ii) maintaining the security and availability of its systems and data; (iii) supporting compliance with applicable laws and regulations; (iv) documenting cybersecurity incidents and its responses; and (v) notification of cybersecurity incidents to, and communications with, appropriate internal and external parties.

GECM has implemented an information security policy governing cybersecurity risk, which is designed to facilitate the protection of sensitive or confidential business, client, investor and employee information that it stores or processes and the maintenance of critical services and systems. These processes and systems are designed to protect against unauthorized access of information, including by cyber-attacks. GECM's policies and processes include, as appropriate, encryption, data loss prevention technology, authentication technology, entitlement management, access control, anti-virus and anti-malware software, and transmission of data over private networks. GECM’s processes and systems aim to prevent or mitigate two main types of cybersecurity risk: (1) cybersecurity risks associated with its physical and digital devices and infrastructure, and (2) cybersecurity risks associated with third parties, such as people and organizations who have access to its devices, infrastructure or confidential or sensitive information. This program is based on recognized industry standards and is supported by both management and our Board. This does not mean that we meet any particular technical standards, specifications, or requirements, but only that we use recognized industry standards as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

As a part of its cybersecurity program, GECM's cybersecurity processes and systems are reviewed and assessed by third parties. These third parties assess and report on GECM’s compliance with applicable laws and regulations and its internal incident response preparedness, including benchmarking to best practices and industry frameworks. These third parties also help identify areas for continued focus and improvement. Annual penetration testing of its network, including critical systems and systems that store confidential or sensitive information, is conducted with third-party consultants and vulnerabilities are reviewed by GECM's Chief Operating Officer, IT Specialist and other members of Company management (together, Great Elm IT Management) and their third-party consultants. In order to oversee and identify risks from cybersecurity threats associated with its use of large vendors and material third parties who will have access to sensitive data or client systems and facilities, GECM requires these parties to adhere to GECM's cybersecurity requirements prior to accessing such data. In addition, GECM performs annual reviews of its critical vendors with the assistance of a third-party consultant to identify and assess the vendors’ security posture to reduce risk to the Company.

GECM also provides its employees with cybersecurity awareness training at onboarding and semiannually, as well as interim security reminders and alerts. GECM’s third-party consultants conduct regular phishing tests and provide additional training as appropriate.

Governance and Oversight of Cybersecurity Risks

GECM’s cybersecurity program is managed by Great Elm IT Management. The members of the Great Elm IT Management team collectively have years of experience helping to oversee the information technology infrastructure and processes at GECM and other asset managers. Great Elm IT Management is responsible for supervising and interfacing with providers to implement GECM’s monitoring and alert response processes, vulnerability management, changes made to its critical systems, including software and network changes, and various other technological and administrative safeguards.

GECM has also developed an incident response framework to monitor the prevention, detection, mitigation and remediation of cybersecurity events. This framework is managed and implemented by Great Elm IT Management, with support from their third-party consultants. Great Elm IT Management alongside the General Counsel and Chief Compliance Officer of GECM are responsible for gathering information with respect to cybersecurity incidents, assessing its severity and determining potential responses, as well as communicating with business leaders and senior management, and the Board, as appropriate.

Our Board monitors cybersecurity risk as part of Great Elm's overall risk management program. Our Board has delegated the primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management to the Audit Committee, which includes oversight of risks related to cybersecurity threats. The Audit Committee and the Board, as appropriate, are informed about risks related to cybersecurity threats through periodic reports from GECM's Chief Operating Officer. Such reporting includes updates on GECM’s cybersecurity program, the external threat environment, and GECM’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on GECM’s preparedness, prevention, detection, responsiveness and recovery with respect to cyber incidents, where applicable.

Impact of Cybersecurity Risks

As of the filing of this Form 10-K, we are not aware of any cyber-attacks that have occurred since the beginning of the fiscal year ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. We acknowledge that we cannot eliminate all security risks within our organization, and we cannot guarantee that any undetected cybersecurity incidents have occurred. For additional information about these risks, see "Item 1A. Risk Factors" in this Annual Report on Form 10-K.

Item 2. Properties.

We currently lease office space for our principal executive office in Palm Beach Gardens, Florida. We lease additional office space in Waltham, Massachusetts, which is non-cancellable through September 2024, and Charleston, South Carolina, which has a lease expiration date in September 2026.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the trading symbol “GEG”.

Record Holders

As of August 26, 2024, there were 52 record holders of our common stock.

Dividends

We do not currently intend to pay dividends on our common stock. The payment of dividends in the future is subject to the discretion of our Board and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that our Board may deem to be relevant.

Restrictions on Ownership

We have NOL carryforwards and other tax attributes, the amount and availability of which are subject to qualifications, limitations and uncertainties. In order to reduce the possibility that certain changes in ownership could result in limitations on the use of our tax attributes, our certificate of incorporation contains provisions which generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of 5% or more of the outstanding shares of common stock and the ability of persons or entities now owning 5% or more of the outstanding shares of common stock from acquiring additional common shares. We also have the Tax Rights Plan that restricts ownership of 4.99% or more of our outstanding shares of common stock. Persons that owned more than 4.99% of our common stock when the Tax Rights Plan was adopted were grandfathered as to their then-current holdings of our common stock. Our Board has granted limited waivers to certain investors to own more than 4.9% of our common stock, including funds managed by Northern Right Capital Management, L.P. (Northern Right) and Imperial Capital Asset Management, LLC (ICAM). As of August 26, 2024, Northern Right and its affiliates and ICAM and its affiliates own approximately 19.6% and 20.0%, respectively, of the outstanding shares of our common stock. Ownership information is based on information in publicly available filings.

Stock Purchases

The following table summarizes common stock repurchases during the three months ended June 30, 2024:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of 10b5-1 Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2024	-	$-	-	-
May 1-31, 2024	1,074,862	$1.79	618,433	-
June 1-30, 2024	86,700	$1.79	82,890	3,167,110
Total	1,161,562	$1.79	701,323

(1) In November 2023, the Company implemented a stock buyback program pursuant to Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the Exchange Act), authorizing us to repurchase shares of our common stock in an aggregate amount of up to $3,850,000 in open market transactions through May 15, 2024.

(2) In May 2024, the Company implemented a stock buyback program pursuant to Rule 10b5-1 and Rule 10b-18 under the Exchange Act authorizing us to repurchase up to 3,250,000 shares of our common stock in open market transactions through the close of business on the second full trading day following the filing with the SEC of the Company's Form 10-Q for the fiscal quarter ending September 30, 2024 unless extended or terminated by our Board.

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

Overview

GEG is a publicly-traded alternative asset management company focused on growing a scalable and diversified portfolio of long-duration and permanent capital vehicles across credit, real estate, specialty finance, and other alternative strategies. GEG and its subsidiaries currently manage GECC, a publicly-traded BDC, and Monomoy UpREIT, an industrial-focused real estate investment trust, in addition to other investment vehicles. The combined assets under management of these entities at June 30, 2024 was approximately $727.4 million.

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

In January 2023, MBTS, GEG's wholly-owned subsidiary, completed purchases of certain land parcels. Contemporaneously with the land purchases, MBTS entered into commercial lease agreements, as a lessor, in respect to the land parcels and build-to-suit improvements to be constructed thereon. The leases will commence upon substantial completion of the build-to-suit development. GEG intends to sell the land and improvements with the attached leases at or close to the respective lease commencement date. During the year ended June 30, 2024, GEG capitalized development costs of $8.5 million attributed to the cost of land and development and construction costs directly identifiable with the two real estate projects.

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

The historical results of the DME business and related activity have been presented in the accompanying consolidated statements of operations for the years ended June 30, 2024 and June 30, 2023 as discontinued operations. See Note 16 - Discontinued Operations in the accompanying Notes to the Consolidated Financial Statements. Following presentation of our DME business as discontinued operations, the Company views its operations and manages its business as one operating segment focused on growing a scalable and diversified portfolio of long-duration and permanent capital vehicles across credit, real estate, specialty finance, and other alternative strategies.

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

Revenue Recognition

The Company recognizes revenue at amounts that reflect the consideration to which it expects to be entitled in exchange for providing services to its customers under agreements with each investment product, which may be terminated at any time by either party subject to the specific terms of each respective agreement. Our revenues primarily consist of proceeds from the sale of build-to-suit properties and fees from managed investment products. Fees from managed investment products include fees based on a percentage of assets under management, fees based on rents collected, fees based on the performance of managed assets, and administration and service fees.

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

New Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements.

Results of Operations

Continuing Operations

The following table provides the consolidated results of our continuing operations:

	For the twelve months ended June 30,
(in thousands)	2024	Percent Change	2023
Revenues	$17,834	106%	$8,663
Cost of Revenues	(5,526)	*NM	-
Operating costs and expenses:
Investment management expenses, excluding non-cash compensation	(9,723)	9%	(8,938)
Non-cash compensation	(3,113)	6%	(2,948)
Other selling, general and administrative	(6,202)	(9)%	(6,836)
Depreciation and amortization	(1,108)	(4)%	(1,152)
Total operating costs and expenses	(20,146)		(19,874)
Operating loss	(7,838)		(11,211)
Other income (expense):
Interest expense	(4,334)	(29)%	(6,074)
Other income (expense), net	11,331	(65)%	31,964
Total other income (expense), net	6,997		25,890
Income (loss) before income taxes from continuing operations	$(841)		$14,679

*NM - not meaningful

Revenues

Revenues for the year ended June 30, 2024 increased $9.2 million, as compared to the prior year. Of the $9.2 million increase, $6.6 million is related to MBTS's June 2024 asset sale, which is offset by $5.5 million of cost of revenues related to the sale. The remaining $2.6 million expansion is primarily driven by increases in management and incentive fees from GECC as a result of increases in assets under management.

Operating Costs and Expenses

Operating costs and expenses for the year ended June 30, 2024 increased $0.3 million, as compared to the prior year. Investment management expenses increased $0.8 million, which was mainly attributable to costs associated with business operations due to our company now functioning primarily as an investment management company. Other selling, general and administrative expenses decreased $0.6 million, which was mainly attributed to a decrease in our strategic initiative costs and other professional and operating fees due to our transition from a primarily durable medical equipment business to an asset management firm.

Other Expenses and Income

Interest expense for the year ended June 30, 2024 decreased by $1.7 million, compared to the prior year, primarily due to the decrease in interest expense attributed to the 35,010 shares of preferred stock issued by Forest to JPM on December 29, 2020 (the Forest Preferred Stock) following the Sale of Controlling Interest in Forest on December 30, 2022.

During the year ended June 30, 2024, the Company recognized $11.3 million of other income (net), comprised of dividends and interest income of $8.1 million and net realized and unrealized gain on investments of $2.2 million, partially. During the year ended June 30, 2023, the Company recognized $32.0 million of other income (net), comprised of gain on Sale of Controlling Interest in Forest of $10.5 million, gain on the Investment in Forest of $24.4 million, and dividends and interest income of $6.2 million, partially offset by net realized and unrealized loss on investments (excluding the Investment in Forest) of $9.2 million.

Income Taxes

The Company recognized an income tax expense from continuing operations of $0.1 million and $0.2 million for the years ended June 30, 2024 and 2023, respectively. This expense consisted of federal and state and local taxes for the year ended June 30, 2024. No federal income taxes were incurred for the year ended June 30, 2023. As of June 30, 2024, we had $8.9 million of net operating loss carryforwards for federal income tax purposes, of which approximately $3.4 million will expire in fiscal years 2025 through 2037 and $5.5 million can be carried forward indefinitely.

Discontinued Operations

The following table provides the consolidated results of our discontinued operations:

	For the twelve months ended June 30,
(in thousands)	2024	2023
Discontinued operations:
Durable medical equipment sales and services revenue	$-	$21,574
Durable medical equipment rental income	-	11,874
Net revenue	-	33,448

Cost of durable medical equipment sold and services	-	(8,654)
Cost of durable medical equipment rentals	-	(4,263)
Durable medical equipment other operating expenses	16	(17,519)
Depreciation and amortization	-	(783)
Transaction costs	-	(2,462)
Interest expense	-	(46)
Loss on extinguishment of debt	-	(23)
Other (expense) income, net	-	(50)
Gain on disposal of discontinued operations	-	13,264
Income before income taxes from discontinued operations	16	12,912
Income tax benefit	-	289
Net income from discontinued operations	$16	$13,201

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

There was minimal operating activity related to discontinued operations during the year ended June 30, 2024.

Liquidity and Capital Resources

The following table presents selected financial information:

(in thousands)	June 30, 2024	June 30, 2023
Current assets	$127,570	$123,138
Current liabilities	8,359	7,377
Working capital	$119,211	$115,761
Long-term liabilities	$61,892	$64,674

	For the twelve months ended June 30,
(in thousands)	2024	2023
Net cash provided by (used in) operating activities - continuing operations	$(15,555)	$(3,139)
Net cash provided by (used in) operating activities - discontinued operations	-	766
Net cash provided by (used in) operating activities	$(15,555)	$(2,373)

Net cash provided by (used in) investing activities - continuing operations	$3,217	$16,733
Net cash provided by (used in) investing activities - discontinued operations	(947)	67,230
Net cash provided by (used in) investing activities	$2,270	$83,963

Net cash provided by (used in) financing activities - continuing operations	$2,838	$(42,399)
Net cash provided by (used in) financing activities - discontinued operations	-	(5,221)
Net cash provided by (used in) financing activities	$2,838	$(47,620)

Net increase (decrease) in cash and cash equivalents, including cash and cash equivalents classified within current assets held for sale	$(10,447)	$33,970
Less: net increase in cash and cash equivalents classified within current assets held for sale	-	62,775
Plus: cash received from discontinued operations	-	66,689
Net change in cash and cash equivalents	$(10,447)	$37,884

As of June 30, 2024, we had an unrestricted cash balance of $48.1 million, short-term investments in marketable securities of $9.9 million and investments with a fair value of $44.6 million, including 1,518,162 shares of GECC common stock with an estimated fair value of $16.2 million.

We intend to make acquisitions that will likely result in our investment of all of our liquid financial resources, the issuance of equity securities and the incurrence of indebtedness. If we are unsuccessful at raising additional capital resources, through either debt or equity, it is unlikely we will be able execute our strategic growth plan. See “Item 1A. Risk Factors.”

Cash flows used in operating activities of our continuing operations for the year ended June 30, 2024 were $15.6 million. The adjustments to reconcile our net loss from continuing operations of $0.9 million to net cash used in operating activities included add-backs for net proceeds from sale of real estate of $6.2 million and for various non-cash charges, such as $2.4 million of stock-based compensation expense, $2.4 million of non-cash interest and amortization of capitalized issuance costs, and $1.1 million of depreciation and amortization, which was partially offset by a $0.5 million of change in fair value of contingent consideration payable to ICAM, $2.3 million of realized gain on redemption of Convertible Notes, $12.0 million of purchases of investments and the net negative change in our operating assets and liabilities of $11.2 million.

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

Cash flows provided by investing activities of our continuing operations for the year ended June 30, 2024 were $3.2 million which is attributed to the proceeds from settlement of held-to-maturity securities of $65.1 million and sales of investments of $6.8 million, partially offset by purchases of investments of $19.6 million and purchases of investments in held-to-maturity securities of $49.0 million. Cash flows used in investing activities of our discontinued operations for the year ended June 30, 2024 of $0.9 million were attributed to investing activities of our DME business.

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

Cash flows provided by financing activities of our continuing operations for the year ended June 30, 2024 were $2.8 million, which is attributed to contributions of non-controlling interests in our Consolidated Funds, offset by a redemption of the Convertible Notes and share repurchase.

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

We believe we have sufficient liquidity available to meet our short-term and long-term obligations for at least the next 12 months and the foreseeable future thereafter.

Borrowings

As of June 30, 2024, the Company had $26.9 million in outstanding aggregate principal of the GEGGL Notes. The GEGGL Notes are due on June 30, 2027, and interest is paid quarterly. The GEGGL Notes include covenants that limit additional indebtedness or the payment of dividends in the event that our net consolidated debt to equity ratio is, or would be on a pro forma basis, greater than 2 to 1. In addition, if our net consolidated debt to equity ratio is greater than 2 to 1 at the end of any calendar quarter, we must retain no less than 10% of our excess cash flow as cash and cash equivalents until such time as our net consolidated debt to equity ratio is less than 2 to 1 at the end of a calendar quarter.

As of June 30, 2024, the Company had $35.5 million principal balance in outstanding Convertible Notes (including cumulative interest paid in-kind) held by a consortium of investors, including related parties, that accrue interest at 5.0% per annum, payable semiannually in arrears on June 30 and December 31, in cash or in-kind at the option of the Company. The Convertible Notes are due on February 26, 2030, but are convertible at the option of the holders, subject to the terms therein, prior to maturity into shares of our common stock. Upon conversion of any note, the Company will pay or deliver, as the case may be, to the noteholder, in respect of each $1,000 principal amount of notes being converted, shares of common stock equal to the conversion rate in effect on the conversion date, together with cash, if applicable, in lieu of delivering any fractional share of common stock. To date, all interest on these instruments has been paid in-kind.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item appears beginning on page F-1 of this Annual Report on Form 10-K and is incorporated in this Item 8 by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2024.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2024 as required by the Exchange Act. In making this assessment, we used the criteria set forth in the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework, management concluded that our internal control over financial reporting was effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.12+

Form of Stock Option Award under the Registrant’s Amended and Restated 2016 Long-Term Incentive Compensation Plan (incorporated by reference to the Exhibit 10.12 to the Form 10-K filed on September 20, 2023)

10.13+

Form of Restricted Stock Unit Award (Directors) under the Registrant’s Amended and Restated 2016 Long-Term Incentive Compensation Plan (incorporated by reference to the Exhibit 10.13 to the Form 10-K filed on September 20, 2023)

10.14+

Form of Restricted Stock Unit Award (Employees) under the Registrant’s Amended and Restated 2016 Long-Term Incentive Compensation Plan (incorporated by reference to the Exhibit 10.14 to the Form 10-K filed on September 20, 2023)

10.15+

Form of Restricted Stock Award (Directors) under the Registrant’s Amended and Restated 2016 Long-Term Incentive Compensation Plan (incorporated by reference to the Exhibit 10.15 to the Form 10-K filed on September 20, 2023)

10.16+

Form of Restricted Stock Award (Employees) under the Registrant’s Amended and Restated 2016 Long-Term Incentive Compensation Plan (incorporated by reference to the Exhibit 10.16 to the Form 10-K filed on September 20, 2023)

10.17+

Amended and Restated Great Elm Capital Management Performance Bonus Plan, dated February 6, 2019, (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 8, 2019 by Great Elm Capital Group, Inc. (File No. 001-16073))

10.18

Transaction Agreement, dated March 10, 2021, by and among the Registrant, MAST Capital Management, LLC and David Steinberg (incorporated by reference to the Exhibit 10.1 to the Form 10-Q filed on May 14, 2021)

10.19

Amended and Restated Investment Management Agreement (As Amended, Effective August 1, 2022), by and between Great Elm Capital Corp. and Great Elm Capital Management, Inc. (incorporated by reference to Exhibit g to the Form N-2 filed on June 16, 2023 by Great Elm Capital Corp. (File No. 333-272790))

10.20

Administration Agreement, dated as of September 27, 2016, by and between Great Elm Capital Corp. and Great Elm Capital Management, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on November 7, 2016 by Great Elm Capital Corp. (File No. 814-01211))

10.21

Profit Sharing Agreement, dated as of November 3, 2016, by and between Great Elm Capital Management, Inc. and Great Elm Capital GP, LLC (formerly GECC GP Corp.) (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on November 9, 2016)

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

101

Materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, formatted in inline Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-Controlling Interest, (iv) Consolidated Statements of Cash Flows, and (v) related Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith).

104	The cover page from the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, formatted in inline XBRL (included as Exhibit 101).

+ Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

We have elected not to provide a Form 10-K summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of August 29, 2024.

GREAT ELM GROUP, INC.

By:	/s/ Jason W. Reese
Name:	Jason W. Reese
Title:	Chief Executive Officer & Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of August 29, 2024.

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
Eric J. Scheyer

Report of Independent Registered PUBLIC Accounting Firm

Board of Directors and Shareholders

Great Elm Group, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Great Elm Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity and contingently redeemable non-controlling interest, and cash flows for each of the two years in the period ended June 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2019.

Boston, Massachusetts

August 29, 2024

GREAT ELM GROUP, INC.

CONSOLIDATED BALANCE SHEETS

Dollar amounts in thousands, except per share amounts

ASSETS	June 30, 2024	June 30, 2023
Current assets
Cash and cash equivalents	$48,147	$60,165
Restricted cash	1,571	-
Receivables from managed funds	2,259	3,308
Investments in marketable securities	9,929	24,595
Investments, at fair value (cost $54,261 and $40,387, respectively)	44,585	32,611
Prepaid and other current assets	1,215	717
Real estate under development	5,769	1,742
Assets of Consolidated Funds:
Cash and cash equivalents	2,371	-
Investments, at fair value (cost $11,338)	11,471	-
Other assets	253	-
Total current assets	127,570	123,138
Identifiable intangible assets, net	11,037	12,115
Right-of-use assets	225	497
Other assets	1,614	143
Total assets	$140,446	$135,893
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$317	$191
Accrued expenses and other current liabilities	7,009	5,418
Current portion of related party payables	634	1,409
Current portion of lease liabilities	137	359
Liabilities of Consolidated Funds:
Payable for securities purchased	100	-
Accrued expenses and other liabilities	162	-
Total current liabilities	8,359	7,377
Lease liabilities, net of current portion	57	142
Long-term debt (face value $26,945)	26,090	25,808
Related party payables, net of current portion	-	926
Convertible notes (face value $35,494 and $37,912, including $16,174 and $15,395 held by related parties, respectively)	34,900	37,129
Other liabilities	845	669
Total liabilities	70,251	72,051
Commitments and contingencies (Note 15)
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 authorized and zero outstanding	-	-
Common stock, $0.001 par value; 350,000,000 shares authorized and 31,875,285 shares issued and 30,494,448 outstanding at June 30, 2024; and 30,651,047 shares issued and 29,546,655 outstanding at June 30, 2023	30	30
Additional paid-in-capital	3,315,638	3,315,378
Accumulated deficit	(3,252,954)	(3,251,566)
Total Great Elm Group, Inc. stockholders' equity	62,714	63,842
Non-controlling interests	7,481	-
Total stockholders' equity	70,195	63,842
Total liabilities and stockholders' equity	$140,446	$135,893

The accompanying notes are an integral part of these consolidated financial statements.

GREAT ELM GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in thousands, except per share data

	For the twelve months ended June 30,
	2024	2023
Revenues	$17,834	$8,663
Cost of revenues	5,526	-
Operating costs and expenses:
Investment management expenses	11,331	10,196
Depreciation and amortization	1,108	1,152
Selling, general and administrative	7,654	8,480
Expenses of Consolidated Funds	53	46
Total operating costs and expenses	20,146	19,874
Operating loss	(7,838)	(11,211)
Dividends and interest income	8,057	6,209
Net realized and unrealized gain (loss)	2,212	15,247
Net realized and unrealized gain (loss) on investments of Consolidated Funds	233	(16)
Interest and other income of Consolidated Funds	829	-
Gain on sale of controlling interest in subsidiary	-	10,524
Interest expense	(4,334)	(6,074)
Income (loss) before income taxes from continuing operations	(841)	14,679
Income tax benefit (expense)	(101)	(200)
Net income (loss) from continuing operations	(942)	14,479
Discontinued operations:
Net income from discontinued operations	16	13,201
Net income (loss)	$(926)	$27,680
Less: net income (loss) attributable to non-controlling interest, continuing operations	462	(1,554)
Less: net income attributable to non-controlling interest, discontinued operations	-	1,504
Net income (loss) attributable to Great Elm Group, Inc.	$(1,388)	$27,730
Basic net income (loss) per share from:
Continuing operations	$(0.05)	$0.55
Discontinued operations	-	0.40
Basic net income (loss) per share	$(0.05)	$0.95
Diluted net income (loss) per share from:
Continuing operations	$(0.05)	$0.44
Discontinued operations	-	0.29
Diluted net income (loss) per share	$(0.05)	$0.73
Weighted average shares outstanding
Basic	29,962	28,910
Diluted	29,962	40,980

The accompanying notes are an integral part of these consolidated financial statements.

GREAT ELM GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND CONTINGENTLY REDEEMABLE NON-CONTROLLING INTEREST

	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Group, Inc. Stockholders'	Non- controlling	Total Stockholders'	Contingently Redeemable Non-controlling
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity	Interest
BALANCE, June 30, 2022	28,507	$29	$3,312,763	$(3,279,296)	$33,496	$6,533	$40,029	$2,225
Net income (loss)	-	-	-	27,730	27,730	(802)	26,928	752
Distributions to non-controlling interests in Consolidated Fund	-	-	-	-	-	(634)	(634)
Redemption of non-controlling interests upon sale of subsidiaries	-	-	-	-	-	(5,097)	(5,097)	(2,977)
Issuance of common stock related to vesting of restricted stock	1,040	1	-	-	1	-	1	-
Stock-based compensation	-	-	2,615	-	2,615	-	2,615	-
BALANCE, June 30, 2023	29,547	$30	$3,315,378	$(3,251,566)	$63,842	$-	$63,842	$-
Net income (loss)	-	-	-	(1,388)	(1,388)	462	(926)	-
Issuance of common stock related to vesting of restricted stock	947	-	-	-	-	-	-	-
Issuance of interests in Consolidated Funds	-	-	-	-	-	7,250	7,250	-
Distributions from Consolidated Funds	-	-	-	-	-	(231)	(231)	-
Stock repurchases	-	-	(2,104)	-	(2,104)	-	(2,104)	-
Stock-based compensation	-	-	2,364	-	2,364	-	2,364	-
BALANCE, June 30, 2024	30,494	$30	$3,315,638	$(3,252,954)	$62,714	$7,481	$70,195	$-

The accompanying notes are an integral part of these consolidated financial statements.

GREAT ELM GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollar amounts in thousands

	For the twelve months ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss) from continuing operations	$(942)	$14,479
Adjustments to reconcile net income to net cash used in operating activities:
Net proceeds from sale of real estate	6,163	-
Gain on sale of real estate	(1,061)	-
Depreciation and amortization	1,108	1,152
Stock-based compensation	2,364	2,615
Unrealized (gain) loss on investments	(39)	(10,948)
Realized (gain) loss on investments	79	(4,299)
Realized (gain) loss on Convertible Notes	(2,252)	-
Gain on sale of controlling interest in subsidiary	-	(10,524)
Non-cash interest and amortization of capitalized issuance costs	2,373	2,299
Change in fair value of contingent consideration	(498)	783
Other non-cash (income) expense, net	(246)	470
Adjustments to reconcile net income to net cash used in operating activities of Consolidated Funds:
Purchase of investments by Consolidated Funds	(12,040)	-
Proceeds from principal payments of Consolidated Funds	879	1,558
Amortization of premium and accretion of discount, net	(32)	-
Net realized and unrealized (gains) losses on investments	(178)	16
Changes in operating assets and liabilities:
Receivables from managed funds	1,049	(1,159)
Prepaid and other assets	(1,983)	266
Real estate under development	(8,329)	(1,682)
Operating leases	(35)	(77)
Related party payables	(1,203)	-
Accounts payable, accrued expenses and other liabilities	1,730	1,089
Changes in operating assets and liabilities of Consolidated Funds:
Cash and cash equivalents	(2,371)	-
Other assets	(253)	746
Accrued expenses and other liabilities	162	77
Net cash provided by (used in) operating activities - continuing operations	(15,555)	(3,139)
Net cash provided by (used in) operating activities - discontinued operations	-	766
Net cash provided by (used in) operating activities	(15,555)	(2,373)
Cash flows from investing activities:
Purchases of investments in held-to-maturity securities	(49,036)	-
Purchases of investments in marketable securities	-	(24,384)
Proceeds from settlement of held-to-maturity securities	65,073	-
Purchases of investments	(19,556)	(3,105)
Sales of investments	6,754	26,540
Proceeds from sale of controlling interest in subsidiary, net of cash sold	-	17,735
Other	(18)	(53)
Net cash provided by (used in) investing activities - continuing operations	3,217	16,733
Net cash provided by (used in) investing activities - discontinued operations	(947)	67,230
Net cash provided by (used in) investing activities	2,270	83,963

GREAT ELM GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Dollar amounts in thousands

	For the twelve months ended June 30,
	2024	2023
Cash flows from financing activities:
Principal payments on long term debt	-	(41,765)
Contributions of non-controlling interests in Consolidated Funds	7,018	-
Redemption of Convertible Notes	(2,076)	-
Share repurchases	(2,104)	-
Distributions to non-controlling interests in Consolidated Funds	-	(634)
Net cash provided by (used in) financing activities - continuing operations	2,838	(42,399)
Net cash provided by (used in) financing activities - discontinued operations	-	(5,221)
Net cash provided by (used in) financing activities	2,838	(47,620)
Net increase (decrease) in cash and cash equivalents, including cash and cash equivalents classified within current assets held for sale	(10,447)	33,970
Less: net increase in cash and cash equivalents classified within current assets held for sale	-	62,775
Plus: cash received from discontinued operations	-	66,689
Net change in cash and cash equivalents	(10,447)	37,884
Cash and cash equivalents at beginning of period	60,165	22,281
Cash and cash equivalents at end of period	$49,718	$60,165

Cash paid for interest	$1,954	$3,831

Non-cash investing and financing activities
Non-cash contribution to Consolidated Funds	$389	$-
Lease liabilities and right-of-use assets arising from operating leases	-	167
Partial settlement of Seller Note in exchange for GECC stock	-	2,609
Non-cash distributions received from Consolidated Funds	-	177
Equity consideration upon Sale of HC LLC	-	2,000

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on the Consolidated Balance Sheets to the total cash and cash equivalents and restricted cash on the Consolidated Statements of Cash Flows:

	June 30, 2024	June 30, 2023
Cash and cash equivalents	$48,147	$60,165
Restricted cash	1,571	-
Cash, cash equivalents and restricted cash	$49,718	$60,165

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Great Elm Capital Management, Inc. (GECM), Great Elm Opportunities GP, Inc. (GEO GP), Great Elm Capital GP, LLC (GEC GP), Great Elm Investments, LLC (GEI), Great Elm FM Acquisition, Inc. (FM Acquisition), Great Elm DME Holdings, Inc. (DME Holdings), Great Elm DME Manager, LLC (DME Manager), Monomoy CRE, LLC (MCRE), Monomoy BTS Construction Management, LLC (MCM) and Monomoy BTS Corporation (MBTS), as well as its majority-owned subsidiaries Forest Investments, Inc. (Forest) (through December 30, 2022), and Great Elm Healthcare, LLC (HC LLC) and its wholly-owned subsidiaries (through January 3, 2023). In addition, we have determined that the Company was the primary beneficiary of certain variable interest entities, and therefore the operations of those entities have been included in our consolidated results for the relevant periods.

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

The historical results of our Durable Medical Equipment (DME) business, primarily consisting of HC LLC and its subsidiaries, and related activity have been presented in the accompanying consolidated statements of operations and cash flows for the years ended June 30, 2024 and 2023 as discontinued operations. See Note 16 - Discontinued Operations. Unless otherwise specified, disclosures in these consolidated financial statements reflect continuing operations only.

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

Non-controlling interests in the Company’s subsidiaries are reported as a component of equity, separate from the parent company’s equity or outside of permanent equity for non-controlling interests that are contingently redeemable. See Note 12 - Non-Controlling Interests and Redeemable Preferred Stock of Subsidiaries. Results of operations attributable to the non-controlling interests are included in the Company’s consolidated statements of operations.

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

As of June 30, 2024 all investments in marketable securities were classified as held-to-maturity and had original maturities (at the time of purchase) of six months. As of June 30, 2024, the amortized cost basis for these securities approximated their fair value.

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

In March 2024, the Company signed a new office lease which is expected to commence in December 2024. As none of the criteria for recognition have been met as of June 30, 2024, there is no corresponding lease liability or right-of-use asset associated with this lease included in the condensed consolidated balance sheets.

See Note 8 - Leases for additional information about the Company’s leases.

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

Net Income (Loss) Per Share

The following table presents the calculation of basic and diluted net income (loss) per share:

	For the twelve months ended June 30,
(in thousands except per share amounts)	2024	2023
Numerator:
Net income (loss) from continuing operations	$(942)	$14,479
Less: net income (loss) attributable to non-controlling interest, continuing operations	462	(1,554)
Numerator for basic EPS - Net income (loss) from continuing operations attributable to Great Elm Group, Inc.	$(1,404)	$16,033

Net income from discontinued operations	16	13,201
Less: net income attributable to non-controlling interest, discontinued operations	-	1,504
Numerator for basic EPS - Net income (loss) from discontinued operations, attributable to Great Elm Group, Inc.	$16	$11,697
Effect of dilutive securities:
Interest expense associated with Convertible Notes, continuing operations	$-	$1,943
Numerator for diluted EPS - Net income (loss) from continuing operations attributable to Great Elm Group, Inc., after the effect of dilutive securities	$(1,404)	$17,976
Numerator for diluted EPS - Net income (loss) from discontinued operations, attributable to Great Elm Group, Inc.	$16	$11,697
Denominator:
Denominator for basic EPS - Weighted average shares of common stock outstanding	29,962	28,910
Effect of dilutive securities:
Restricted stock	-	1,152
Convertible Notes	-	10,918
Denominator for diluted EPS - Weighted average shares of common stock outstanding after the effect of dilutive securities	29,962	40,980
Basic net income (loss) per share from:
Continuing operations	$(0.05)	$0.55
Discontinued operations	-	0.40
Basic net income (loss) per share	$(0.05)	$0.95
Diluted net income (loss) per share from:
Continuing operations	$(0.05)	$0.44
Discontinued operations	$-	0.29
Diluted net income (loss) per share	$(0.05)	$0.73

As of June 30, 2024, the Company had 3,264,424 potential shares of common stock issuable upon the exercise of stock options that are not included in the diluted net income (loss) per share calculation because to do so would be anti-dilutive for the twelve months ended June 30, 2024. As of June 30, 2023, the Company had 3,264,424 potential shares of common stock issuable upon the exercise of stock options that are not included in the diluted net income (loss) per share calculation for the twelve months ended June 30, 2023 because to do so would be anti-dilutive.

As of June 30, 2024 and 2023, the Company had an aggregate of 1,425,245 and 1,151,430 issued shares, respectively, that are not considered outstanding for accounting purposes since they are unvested and subject to forfeiture by the employees at a nominal price if service milestones are not met.

Concentration of Risk

The Company’s revenues from continuing operations and related receivables are primarily attributable to the management of Great Elm Capital Corp. (GECC) and Monomoy UpREIT, LLC (Monomoy UpREIT) investment vehicles. See Note 4 - Related Party Transactions.

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

3. Revenue

The Company's revenues are summarized in the following table:

	For the twelve months ended June 30,
(in thousands)	2024	2023
Real estate property sales	$6,586	$-
Management fees	5,906	5,471
Incentive fees	2,676	1,007
Property management fees	1,186	1,122
Project management fees	75	-
Administration and service fees	1,405	1,063
Total revenues	$17,834	$8,663

The Company recognizes revenue at amounts that reflect the consideration to which it expects to be entitled in exchange for providing services to its customers under agreements with each investment product, which may be terminated at any time by either party subject to the specific terms of each respective agreement.

Real estate property sales

Real estate property sales will occur periodically when development projects are completed. Revenue is generally recognized as control of the asset is transferred to the buyer and performance obligations are satisfied. Please see Note 7 - Real Estate Under Development for additional information regarding real estate under development.

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

Incentive Fees

The Company earns incentive fees based on the investment management agreements GECM has with GECC and Monomoy Properties II, LLC (MP II), a feeder fund of Monomoy Properties REIT, LLC and other private funds managed by GECM. Where an investment management agreement includes both management fees and incentive fees, the performance obligation is considered to be a single obligation for both fees. Incentive fees are variable consideration associated with the investment management agreements and therefore the recognition of such fees is deferred until the end of each fund's measurement period when the performance based incentive fee becomes fixed and determinable. Incentive fees are earned based on investment performance during the period, subject to the achievement of minimum return levels or high-water marks, in accordance with the terms of the respective investment management agreements. Incentive fees are typically 20% of the performance-based metric specified within each agreement. Incentive fees are recognized when it is determined that they are no longer probable of significant reversal. During the year ended June 30, 2024, the Company recorded revenue in respect to the incentive fees due from GECC of $2.7 million.

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

Project Management Fees

MCM, a wholly owned subsidiary of MCRE, has entered into an owner’s representative agreement with respect to certain third party construction projects and will earn project management fees for its services.

4. Related Party Transactions

Related party transactions are measured in part by the amount of consideration paid or received as established and agreed by the parties. Consideration paid for such services in each case is the negotiated value.

The following tables summarize activity and outstanding balances between the managed investment products and the Company:

	For the twelve months ended June 30,
(in thousands)	2024	2023
Net realized and unrealized gain (loss) on investments	$71	$(9,410)
Net realized and unrealized gain (loss) on investments of Consolidated Funds	233	(16)
Dividend income	4,412	4,349

See Note 3 - Revenues for additional discussion of fees earned from managed investment products.

(in thousands)	June 30, 2024	June 30, 2023
Dividends receivable	$301	$300
Investment management revenues receivable	1,684	2,167
Receivable for reimbursable expenses paid	274	841
Receivables from managed funds	$2,259	$3,308

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

Consolidated Funds

Through its wholly-owned subsidiaries GECM, MCRE and GEO GP, the Company serves as the investment manager, general partner, or managing member of certain private funds, in which it may also have a direct investment. For funds which are determined to be VIEs and where it is determined that the Company is the primary beneficiary, the criteria for consolidation are met. The Company monitors such funds and related criteria for consolidation on an ongoing basis. Funds that have historically been consolidated will be deconsolidated at such time as the Company is no longer deemed to be the primary beneficiary and will then be treated as equity method investments.

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

The Company holds investments in certain funds that are VIEs but the Company is not deemed to be the primary beneficiary. Such investments are treated as equity method investments and the Company has elected the fair value option using NAV as a practical expedient with all changes in fair value reported in net realized and unrealized gain on investments on the consolidated statements of operations.

See Note 2 - Summary of Significant Accounting Policies for additional details.

Investments

As of June 30, 2024, the Company owns 1,518,162 shares of GECC (approximately 14.5% of the outstanding shares). Certain officers and directors of GECC are also officers and directors of GEG. Matthew A. Drapkin is a director of our Board of Directors and also the Chairman of GECC's Board of Directors, Adam M. Kleinman is our President, as well as the Chief Compliance Officer of GECC, Matt Kaplan is the President of GECM, as well as the President and Chief Executive Officer of GECC and Keri A. Davis is our Chief Financial Officer, as well as the Chief Financial Officer of GECC.

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

In June 2024, the Company invested in $3.0 million for a 25% interest in Prosper Peak Holdings, LLC (PPH). The Company's investment in PPH is accounted for using the fair value option and it is included in Investments, at fair value on the consolidated balance sheets. PPH owns 997,506 shares of GECC.

Other Transactions

GECM has shared personnel and reimbursement agreements for back-office personnel with ICAM. Jason W. Reese, the Chief Executive Officer and Chairman of the Company’s Board of Directors, is the Chief Executive Officer of ICAM, and Matt Kaplan, the President of GECM, is also a Managing Director of ICAM. Certain costs incurred under these agreements relate to human resources and other administrative services provided by ICAM employees, for the benefit of the Company and its subsidiaries, and are included in investment management expenses in the consolidated statements of operations. For the years ended June 30, 2024 and 2023 such costs were $0.6 million and $1.5 million, respectively. As of June 30, 2024 and 2023 costs of $0.1 million and $0.4 million, respectively, related to the shared service agreement are included in current portion of related party payables. Other costs include operational or administrative services performed on behalf of the funds managed by GECM and are included in receivables from managed funds in the consolidated balance sheets. As of June 30, 2024 and 2023, costs of $0.1 million and $0.1 million related to the shared services agreements were included in receivables from managed funds, respectively.

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

See Note 5 - Fair Value Measurements for details on the contingent consideration payable to ICAM following the acquisition of the Monomoy UpREIT management agreements, and Note 11 - Convertible Notes for details on the Convertible Notes issued to related parties.

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

The assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized in the tables below:

	Fair Value as of June 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investments	$16,267	$-	$5,265	$21,532
Total assets within the fair value hierarchy	$16,267	$-	$5,265	$21,532
Investments valued at net asset value				$23,053
Total assets				$44,585
Liabilities:
Contingent consideration liability	$-	$-	$428	$428
Total liabilities	$-	$-	$428	$428

	Fair Value as of June 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investments	$14,296	$-	$-	$14,296
Total assets within the fair value hierarchy	$14,296	$-	$-	$14,296
Investments valued at net asset value				$18,315
Total assets				$32,611
Liabilities:
Contingent consideration liability	$-	$-	$1,903	$1,903
Total liabilities	$-	$-	$1,903	$1,903

There were no transfers between levels of the fair value hierarchy during the years ended June 30, 2024 and 2023.

The following is a reconciliation of changes in Level 3 assets:

	For the twelve months ended June 30,
(in thousands)	2024	2023

Beginning balance	$-	$-
Purchases	9,000	-
Payments	-	-
Change in fair value	(3,735)	-
Ending balance	$5,265	$-

The following is a reconciliation of changes in Level 3 liabilities:

	For the twelve months ended June 30,
(in thousands)	2024	2023

Beginning balance	$1,903	$1,120
Payments	(977)	-
Change in fair value	(498)	783
Ending balance	$428	$1,903

The assets of the Consolidated Funds measured at fair value on a recurring basis are summarized in the table below:

	Fair Value as of June 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets of Consolidated Funds:
Equity investments	$-	$-	$10	$10
Debt securities	-	2,190	7,771	9,961
Total assets within the fair value hierarchy	$-	$2,190	$7,781	$9,971
Investments valued at net asset value				$1,500
Total assets				$11,471

There were no assets or liabilities of the Consolidated Funds measured at fair value as of June 30, 2023. The net change in unrealized appreciation relating to Level 3 assets still held as of June 30, 2024 totaled $9.

The following is a reconciliation of changes in fair value of Level 3 assets of Consolidated Funds:

For the twelve months ended June 30,
(in thousands)	2024

Beginning balance	$-
Purchases	7,976
Sales and Paydowns	(307)
Net Accretion	8
Transfers Out	-
Change in fair value	104
Ending balance	$7,781

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

Equity investments that do not have readily-available market prices utilize valuation models to determine fair value and are classified as Level 3. As of June 30, 2024, the Company had equity investments in two private companies that were valued using an options pricing model with a volatility ranging from 39.1% - 39.7% (weighted average 39.5%) and risk-free rates of 4.24% - 4.38% (weighted average 4.29%).

Debt securities

Bank loans, corporate debt and other debt obligations traded on a national exchange are valued based on quoted market prices and classified as Level 2. Debt investments that are not actively traded are generally based on discounted cash flows and classified as Level 3. The following table below presents the ranges of significant unobservable inputs used to value Level 3 assets as of June 30, 2024.

As of June 30, 2024
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$7,193	Income Approach	Discount Rate	9.09% - 25.03% (13.81%)
	578	Recent Transaction
Total Debt	$7,771

Equity/Other	10	Market Approach	Earnings Multiple	7.5
Total Equity/Other	$10

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

As of June 30, 2024 and 2023, investments in private funds primarily consisted of our investments in Monomoy UpREIT and Great Elm Opportunities Fund I, LP Series D (GEOF Series D). Monomoy UpREIT allows redemptions annually with 90 days’ notice, subject to a one-year lockup from the date of initial investment, which are capped at 5% of its NAV. GEOF Series D allows withdrawals annually and there is no set duration for the private fund.

Contingent consideration

In conjunction with the acquisition of the Monomoy UpREIT investment and property management agreements in May 2022, the Company entered into a contingent consideration agreement that requires the Company to pay up to $2.0 million to ICAM if certain fee revenue thresholds were achieved during fiscal years ending June 30, 2023 and 2024. As of June 30, 2023, the Company determined that the fee revenue threshold for the year ending June 30, 2023 was achieved and the amount payable to ICAM was approximately $1.0 million, which was paid in July 2023. As of June 30, 2024, it was determined that the full target revenue threshold for the year ended June 30, 2024 was not met in full and the contingent consideration was updated to $0.4 million, which was paid in July 2024.

See Note 10 - Long-Term Debt for additional discussion related to the fair value of our notes payable and other long-term debt. The carrying value of all other financial assets and liabilities approximate their fair values.

6. Identifiable Intangible Assets, Net

The following table is a summary of the Company’s intangible assets as of June 30, 2024 and 2023:

	As of June 30, 2024			As of June 30, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Investment management agreements	$15,264	$(4,781)	$10,483	$15,264	$(3,792)	$11,472
Assembled workforce	1,103	(549)	554	1,103	(460)	643
Identifiable intangible assets, net	$16,367	$(5,330)	$11,037	$16,367	$(4,252)	$12,115

During the years ended June 30, 2024 and 2023, the Company recorded amortization expense of $1.1 million and $1.1 million, respectively, within depreciation and amortization on the consolidated statements of operations.

The following table provides the estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter:

(in thousands)	Estimated Future Amortization Expense
For the year ending June 30, 2025	$1,033
For the year ending June 30, 2026	993
For the year ending June 30, 2027	958
For the year ending June 30, 2028	930
For the year ending June 30, 2029	908
Thereafter	6,215
Total	$11,037

7. Real Estate Under Development

In January 2023, MBTS completed purchases of certain land parcels located in Mississippi and Florida. Contemporaneously with the land purchases, MBTS entered into commercial lease agreements, as a lessor, in respect to the land parcels and build-to-suit improvements to be constructed thereon. The leases will commence upon substantial completion of the build-to-suit development. The Company intends to sell the land and improvements with the attached leases at or close to the respective lease commencement date.

During the years ended June 30, 2024 and 2023, the Company capitalized development costs totaling $8.5 million and $1.7 million, respectively.

On June 18, 2024, MBTS sold one of its assets for consideration totaling $7.8 million. At closing, MBTS funded two escrow accounts as part of its performance obligation to seller for construction completion. As of June 30, 2024, the Company estimates that construction is approximately 85% complete and has recognized revenue proportionately. The Company expects the performance obligation will be satisfied over the subsequent calendar quarter and the remaining sales revenue will be recognized at that time.

8. Leases

The Company leases office spaces in Waltham, Massachusetts and Charleston, South Carolina under operating leases. The following table summarizes operating and variable lease cost and cash paid for amounts included in the measurement of lease liabilities for the years ended June 30, 2024 and 2023:

	For the twelve months ended June 30,
(in thousands)	2024	2023
Operating lease cost	$399	$391
Variable lease cost	66	73
Cash paid for operating leases	436	468

The following table provides details on the leases presented in the consolidated balance sheets as of June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Weighted-average remaining life	1.9 years	1.5 years
Weighted-average discount rate	8.9%	9.4%

The following table provides a maturity analysis of the Company's operating lease liabilities as of June 30, 2024:

(in thousands)	June 30, 2024
For the year ending June 30, 2025	$138
For the year ending June 30, 2026	75
For the year ending June 30, 2027	12
Thereafter	-
Total lease payments	$225
Imputed interest	(31)
Total lease liabilities	$194

The Company’s office leases in Waltham, Massachusetts, and Charleston, South Carolina, provide a five-year and a three-year optional extension periods, respectively. As the Company is not reasonably certain to exercise the options, the periods covered by the options are not included in the respective lease terms or the measurement of the respective lease liabilities.

9. Accrued Expenses and Other Current Liabilities

As of June 30, 2024 and 2023, accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2024	June 30, 2023
Payroll and other employee-related costs	$4,222	$2,428
Estimated future distributions to non-controlling interests in HC LLC	87	1,206
Professional fees	183	1,036
Estimated working capital adjustment	-	288
Severance	-	208
Taxes	60	159
Interest	10	11
Post Sale Construction Expenses	2,425	-
Other	22	82
Accrued expenses and other current liabilities	$7,009	$5,418

See Note 16 - Discontinued Operations for additional information on the estimated future distributions of proceeds to non-controlling interests in HC LLC, as well as the estimated working capital adjustment.

10. Long-Term Debt

The Company’s long-term debt is summarized in the following table:

(in thousands)	June 30, 2024	June 30, 2023
GEGGL Notes	$26,945	$26,945
Total principal	$26,945	$26,945
Unamortized debt discounts and issuance costs	(855)	(1,137)
Long-term debt	26,090	25,808

During the years ended June 30, 2024 and 2023, the Company incurred interest expense of $2.2 million and $2.5 million, respectively, attributed to its long-term debt as well as certain related-party notes payable fully repaid during the year ended June 30, 2023. See Note 11 - Convertible Notes for interest expense on Convertible Notes.

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

The GEGGL Notes include covenants that limit additional indebtedness or the payment of dividends subject to compliance with a net consolidated debt to equity ratio of 2:1. As of June 30, 2024, our net consolidated debt to equity ratio is 0.23:1.00.

11. Convertible Notes

On February 26, 2020, the Company issued notes at par with an aggregate principal balance of $30 million due on February 26, 2030 that accrue interest at 5.0% per annum, payable semiannually in arrears on June 30 and December 31, commencing June 30, 2020, in cash or in-kind at the option of the Company, with each $1,000 principal amount convertible into 288.0018 shares of the Company’s common stock, subject to the terms therein, prior to maturity at the option of the holder (the Convertible Notes). In addition, on March 10, 2021, the Company issued additional Convertible Notes in an aggregate principal amount of $2.3 million. In June 2024, the company repurchased $4.2 million of principal for $2.1 million resulting in a realized gain of $2.3 million.

As of June 30, 2024, the total principal balance of Convertible Notes outstanding was $35.5 million, including cumulative interest paid in-kind. The Convertible Notes are held by a consortium of investors, including $16.2 million issued to certain related parties. As of June 30, 2024, such Convertible Notes issued to related parties include:

▪
$7.5 million issued to entities associated with Matthew A. Drapkin, including funds managed by Northern Right Capital Management, L.P. (Northern Right), a significant shareholder. Mr. Drapkin, a member of the Company’s Board of Directors, is the Chief Executive Officer of Northern Right.
▪
$7.9 million issued to entities associated with Jason W. Reese, the Chief Executive Officer and Chairman of the Company’s Board of Directors, including funds managed by ICAM, a significant shareholder.
▪
$0.8 million issued to entities associated with Eric J. Scheyer, a member of the Company’s Board of Directors.

The Company may, subject to compliance with the terms of the Convertible Notes, effect the conversion of some or all of the Convertible Notes into shares of common stock, subject to certain liquidity and pricing requirements, as specified in the Convertible Notes.

The embedded conversion feature in the Convertible Notes qualifies for the scope exception to derivative accounting in FASB ASC Topic 815, Derivatives and Hedging, for certain contracts involving a reporting entity’s own equity. The Company incurred $1.2 million in issuance costs on the original issuance that are amortized over the 10-year term. Convertible Notes recorded on the Company's consolidated balance sheets as of June 30, 2024 and 2023 are summarized in the following table:

(in thousands)	June 30, 2024	June 30, 2023
Convertible Notes principal	$35,494	$37,912
Unamortized debt issuance costs	(594)	(783)
Convertible Notes	34,900	37,129

The Company incurred interest expense of $2.1 million and $1.9 million related to the Convertible Notes for the years ended June 30, 2024 and 2023, respectively, inclusive of non-cash interest related to amortization of debt issuance costs. Interest was paid in-kind by issuing $1.9 million and $1.8 million of additional Convertible Notes to holders for the years ended June 30, 2024 and 2023, respectively.

12. Non-Controlling Interests and Redeemable Preferred Stock of Subsidiaries

Non-Controlling Interests

Holders of non-controlling interests in a subsidiary of the Company hold certain rights, which result in the classification of the securities as either liability, temporary equity, or permanent equity. The following table summarizes the non-controlling interest balances on the consolidated balance sheets:

(in thousands)	June 30, 2024	June 30, 2023
Consolidated Funds
Permanent equity	7,481	-
Total non-controlling interests	$7,481	$-

The following table summarizes the net income (loss) attributable to the non-controlling interests on the consolidated statements of operations:

	For the twelve months ended June 30,
(in thousands)	2024	2023
HC LLC
Temporary equity	-	752
Permanent equity	-	752
Total HC LLC	-	1,504
Consolidated Funds
Permanent equity	462	(8)
Forest
Permanent equity	-	(1,546)
Net loss attributable to non-controlling interest	$462	$(50)

HC LLC – Non-controlling interest classified as temporary equity

The Company issued a 9.95% common stock equity ownership in HC LLC. The holder of the interest had board observer rights for the HC LLC board of directors, but no voting rights. HC LLC had the right of first offer if the holder desired to sell the security and in the event of a sale of HC LLC, the holder was obligated to sell their securities (drag along rights) and had the right to participate in sales of HC LLC securities (tag along rights). In addition, upon the seventh anniversary of issuance date, if (i) the holder owned at least 50% of the common shares issued to it at the closing of the transaction, (ii) an initial public offering of HC LLC had not commenced and (iii) the holder had not had an earlier opportunity to sell its shares at their fair market value, the holder had the right to request a marketing process for a sale of HC LLC and had the right to put its common shares to HC LLC at the price for such shares implied by such marketing process. The Company also had the right to call the holder’s common shares at such price. The holder of the non-controlling interest was entitled to participate in earnings of HC LLC and was not required to fund losses. As the redemption was contingent upon future events outside of the Company’s control which were not probable, the Company classified the non-controlling interest as temporary equity at its fair value on the date of issuance, adjusted for any earnings in HC LLC. As of June 30, 2023, no non-controlling interest was outstanding following the Sale of HC LLC on January 3, 2023. Refer to Note 16 - Discontinued Operations for details on the Sale of HC LLC to Quipt.

HC LLC – Non-controlling interest classified as permanent equity

The Company issued a 9.95% common stock equity ownership in HC LLC. The rights were consistent with the non-controlling interest classified as temporary equity, other than the holder not having a contingent put right. Accordingly, the Company classified the non-controlling interest as permanent equity at its fair value on the date of issuance, adjusted for any earnings in HC LLC. As of June 30, 2023, no non-controlling interest was outstanding following the Sale of HC LLC on January 3, 2023. Refer to Note 16 - Discontinued Operations for details on the Sale of HC LLC to Quipt.

Consolidated Fund – Non-controlling interest classified as permanent equity

As of June 30, 2024, the Company held 45% of the capital in the Consolidated Fund and the remaining capital was recorded as a non-controlling interest that included affiliated individuals and entities.

Forest – Non-controlling interest classified as permanent equity

In December 2020, the Company sold to JPM a 20.0% common stock interest in Forest in exchange for $2.7 million. As of June 30, 2023, no non-controlling interest was outstanding following the Sale of Controlling Interest in Forest on December 30, 2022. See Note 17 - Forest Note and Transactions with JPM.

Redeemable Preferred Stock of Subsidiaries

Forest Preferred Stock classified as a liability

On December 29, 2020, Forest issued 35,010 shares of preferred stock in Forest with a face value of $1,000 per share at issuance (Forest Preferred Stock). The preferred shares provided for a 9% annual dividend, which was payable quarterly. As the preferred shares were mandatorily redeemable by the Company at their face value of $1,000 per share on December 29, 2027, or at a 0-3% premium decreasing over time based upon the occurrence of certain redemption events prior to December 29, 2027, the security was classified as a liability in the consolidated balance sheet as of June 30, 2022. Following the Sale of Controlling Interest in Forest on December 30, 2022, there was no outstanding balance in respect to Forest Preferred Stock. See Note 17 - Forest Note and Transactions with JPM.

The dividends on Forest Preferred Stock were included in interest expense in the consolidated statements of operations. During the year ended June 30, 2023, the Company recorded interest expense, inclusive of non-cash interest related to amortization of discounts and debt issuance costs of $1.7 million related to Forest Preferred Stock.

13. Share-Based and Other Non-Cash Compensation

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

Stock Plans

In June 2016, the Company’s stockholders approved the Great Elm Group, Inc. 2016 Long-Term Incentive Plan (the 2016 Long-Term Incentive Plan), as subsequently amended, and the Great Elm Group, Inc. 2016 Employee Stock Purchase Plan (the 2016 Employee Stock Purchase Plan). In November 2022, the Company’s stockholders approved an increase to the number of shares available for issuance under the 2016 Long-Term Incentive Plan by 2,900,000 shares. The 2016 Long-Term Incentive Plan is administered by the Compensation Committee of the Board of Directors (the Compensation Committee) and provides for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, cash-based awards and other stock-based awards. As of June 30, 2024, the Company had a total of 4,549,656 shares outstanding under the 2016 Long-Term Incentive Plan and no shares were outstanding under the 2016 Employee Stock Purchase Plan.

The following table summarizes the number of common shares available for future issuance under the plans discussed above as of June 30, 2024:

Shares of Common Stock Available for Future Issuance	Shares
2016 Long-Term Incentive Plan	1,444,367
2016 Employee Stock Purchase Plan	944,000
Total	2,388,367

Restricted Stock Awards and Restricted Stock Units

The following table presents activity related to the Company’s restricted stock awards and restricted stock units for the year ended June 30, 2024:

Restricted Stock Awards and Restricted Stock Units	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2023	1,322	$1.93
Granted	1,243	1.97
Vested	(947)	1.94
Forfeited	(21)	2.09
Outstanding at June 30, 2024	1,597	$1.96

Restricted stock awards and restricted stock units have vesting terms between 1-4 years and are subject to service requirements. During the year ended June 30, 2024, the Company granted 1,242,596 restricted stock awards and did not grant any restricted stock units. The aggregate grant date fair value of restricted stock awards and restricted stock units granted during the years ended June 30, 2024 and 2023 was $2.5 million and $2.2 million, respectively. For the years ended June 30, 2024 and 2023, the total intrinsic value of restricted stock vested was $1.9 million and $2.0 million, respectively.

Stock Options

The following table presents activity related to the Company’s stock options for the year ended June 30, 2024:

Stock Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2023	3,264	$2.70	7.45	$-
Options granted	-	-	-	-
Forfeited, cancelled or expired	-	-	-	-
Outstanding at June 30, 2024	3,264	$2.70	6.44	$-
Exercisable at June 30, 2024	1,263	$3.72	2.64	$-

There were no options granted, forfeited, cancelled or expired during the year ended June 30, 2024. The weighted average grant date fair value of options, per share, granted during the year ended June 30, 2023 was $0.23. The ranges of assumptions used to value options granted were as follows:

June 30, 2023
Expected volatility	30.0% - 70.5%
Expected dividends	-
Expected term (years)	2.50 - 5.00
Risk-free rate	3.4% - 3.9%

Stock-Based Compensation Expense

Stock-based compensation expense related to all restricted stock awards, restricted stock units, and stock options totaled $2.4 million and $2.6 million for the years ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and 2023, the Company had unrecognized compensation cost related to all unvested restricted stock awards, restricted stock units, and stock options totaling $2.3 million and $2.3 million, respectively, expected to be recognized as the awards and options vest over the next 0.5 years.

Non-Employee Director Deferred Compensation Plan

In December 2020, the Company established the Great Elm Group, Inc. Non-Employee Directors Deferred Compensation Plan allowing non-employee directors to defer their cash and/or equity compensation under a non-revocable election for each calendar year. Such compensation is deferred until the earlier of 3 years from the original grant date of such compensation, termination of service, or death, and is payable in common stock shares. As of June 30, 2024, there were 167,939 restricted stock awards and restricted stock units that were deferred under this plan (and thus included in the number of restricted stock awards and restricted stock units outstanding as of that date).

Other Non-Cash Compensation

During the year ended June 30, 2024, the Company issued compensation to certain employees in the form of GECC common shares to be settled with GECC shares currently held by the Company. The total value of GECC shares awarded for the year ended June 30, 2024 was $0.6 million, of which $0.1 million vested immediately, and the balance will vest annually pro-rata over a three year period. Related compensation expense was $0.6 million for the year ended June 30, 2024.

During the year ended June 30, 2023, the Company issued compensation to certain employees in the form of restricted membership interest rights in MP II to be settled with the membership interest currently held by the Company. The total value of the MP II restricted membership interests awarded for the year ended June 30, 2023 was $0.1 million, which will vest on the third anniversary of the grant date. Related compensation expense was $45 thousand and $22 thousand for the years ended June 30, 2024 and 2023.

14. Income Taxes

The Company had income (loss) before income taxes from continuing operations of $(0.8) million and $14.7 million, respectively, for the years ended June 30, 2024 and 2023. There was no foreign activity during these years.

The provision for income taxes includes the following:

	For the years ended June 30,
(in thousands)	2024	2023
Current	$101	$200
Deferred	-	-
Income tax benefit (expense)	$101	$200

The Company recognized an income tax expense from continuing operations of $0.1 million and $0.2 million for the years ended June 30, 2024 and 2023, respectively. This expense consisted of federal and state and local taxes for the year ended June 30, 2024 and solely of state and local taxes for the year ended June 30, 2023.

The following table reconciles the expected corporate federal income tax expense, computed by multiplying the Company's income (loss) before income taxes by the statutory tax rate of 21%, to the total tax expense.

	For the years ended June 30,
(in thousands)	2024	2023
Federal tax expense (benefit) at statutory rate	$(194)	$3,083
State taxes net of federal impact	702	(85)
Sale of Controlling Interest in Forest	-	4,598
Change in valuation allowance	(1,932)	(192,363)
Adjustment to prior years	(157)	557
Interest expense on Forest Preferred Stock	-	328
Net operating loss and credit expirations	1,642	184,011
Other	40	71
Income tax benefit (expense)	$101	$200

The tax effect of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are as follows:

	As of June 30,
(in thousands)	2024	2023
Deferred Tax Assets:
Net operating loss carryforwards	$2,643	$5,019
Accruals and allowances not deductible for tax purposes	1,089	615
Identifiable intangible assets	342	343
Unrealized loss on investments	2,359	2,969
Investment in partnerships	2,861	2,856
Other	1,000	1,091
Total deferred tax assets, gross	$10,294	$12,893
Less: valuation allowance	$(10,112)	$(12,057)
Total deferred tax assets, net	$182	$836
Deferred Tax Liabilities:
Other	(182)	(836)
Total deferred tax liabilities	$(182)	$(836)

Total deferred tax liabilities, net	$-	$-

In light of the history of cumulative operating losses, the Company recorded a valuation allowance for all of its federal and state deferred tax assets, as it is presently unable to conclude that it is more likely than not that the federal and state deferred tax assets in excess of deferred tax liabilities will be realized. The decrease of $1.9 million in the overall valuation allowance relates primarily to the expiration of federal tax and state attributes.

As of June 30, 2024, the Company had net operating loss (NOL) carryforwards for federal income tax purposes of approximately $8.9 million, of which approximately $3.4 million will expire in fiscal years 2025 through 2037 and $5.5 million can be carried forward indefinitely. As of June 30, 2024, the Company also had $5.9 million of state NOL carryforwards, principally in Massachusetts, that will expire from 2031 to 2044.

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

During the years ended June 30, 2024 and 2023, the total amount of gross unrecognized tax benefit activity was as follows:

(in thousands)
Balance as of June 30, 2022	$32,330
Reductions for tax positions of prior years	(27,706)
Lapse of statute of limitations	(4,116)
Balance as of June 30, 2023	$508
Reductions for tax positions of prior years	-
Lapse of statute of limitations	-
Balance as of June 30, 2024	$508

As of June 30, 2024 and 2023, the Company had approximately $0.5 million and $0.5 million, respectively, of unrecognized tax benefits.

These unrecognized tax benefits, if recognized, would ordinarily impact the effective tax rate by a corresponding amount. However, because of the Company’s history of cumulative operating losses, any recognized tax benefits would be fully offset by a valuation allowance without any impact on our consolidated results.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits in tax expense on the Company’s consolidated statements of operations. As of June 30, 2024 and 2023, the accrual for interest and penalties associated with tax liabilities was immaterial.

Although timing of the resolution and/or closure on the Company's unrecognized tax benefits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

The Company files U.S. federal and U.S. state tax returns in several states. Tax years remain open to examination to the extent that NOLs generated in those years are utilized in a later year. Accordingly, the Company's fiscal years 2004 through 2024 remain open to examination by federal tax authorities, with the exception of the 2009 and 2010 fiscal years for which IRS examinations have been completed. State tax returns generally remain open to examination for fiscal years 2004 through 2024.

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

The Company concluded that the disposal group satisfied the criteria for presentation as held for sale and discontinued operations. In the fourth quarter of fiscal year 2023, we recorded a loss of $0.3 million following finalization of working capital adjustments to the initial sales price for HC LLC, with the respective payment to Quipt made in September 2023. The following table provides a reconciliation of the Company’s net income from discontinued operations presented in the consolidated statements of operations:

	For the twelve months ended June 30,
(in thousands)	2024	2023
Discontinued operations:
Durable medical equipment sales and services revenue	$-	$21,574
Durable medical equipment rental income	-	11,874
Net revenue	-	33,448

Cost of durable medical equipment sold and services	-	(8,654)
Cost of durable medical equipment rentals	-	(4,263)
Durable medical equipment other operating expenses	16	(17,519)
Depreciation and amortization	-	(783)
Transaction costs	-	(2,462)
Interest expense	-	(46)
Loss on extinguishment of debt	-	(23)
Other (expense) income, net	-	(50)
Gain on disposal of discontinued operations	-	13,264
Income before income taxes from discontinued operations	16	12,912
Income tax benefit	-	289
Net income from discontinued operations	$16	$13,201

17. Forest Note and Transactions with JPM

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

On December 30, 2022, in connection with the Transactions with JPM, as defined below, the Company partially repaid the Forest Note in the amount of $18.4 million. The remaining balance, inclusive of accrued interest, due to Forest under the Forest Note of $19.7 million was subsequently paid in full on January 3, 2023 using the proceeds from the Sale of HC LLC (see Note 16 - Discontinued Operations).

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