Form 10-Q
period 2024-09-30
Great Elm Group, Inc.
filed 2024-11-12
CIK 1831096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 4, 2024, there were 29,743,735 shares of the registrant’s common stock outstanding.

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

Cautionary Statement Regarding Forward-Looking Information

This report and certain information incorporated herein by reference contain forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “seek,” “anticipate,” “intend,” “estimate,” “plan,” “target,” “project,” “forecast,” “envision” and other similar phrases. Although we believe the assumptions and expectations reflected in these forward-looking statements are reasonable, these assumptions and expectations may not prove to be correct, and we may not achieve the financial results or benefits anticipated. These forward-looking statements are not guarantees of actual results. Our actual results may differ materially from those suggested in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, some of which are beyond our control, including, without limitation:

▪
the ability of Great Elm Capital Management, LLC (GECM) to profitably manage Great Elm Capital Corp. (NASDAQ: GECC), a business development company, and the ability of Monomoy CRE, LLC (MCRE) to manage Monomoy UpREIT, LLC (Monomoy UpREIT), the operating subsidiary of a private real estate investment trust with a portfolio of diversified net leased industrial assets;
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
▪
changes in laws and regulations governing our operations; and
▪
other factors described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 under “Risk Factors” or as set forth from time to time in our Securities and Exchange Commission (SEC) filings.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Great Elm Group, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

Dollar amounts in thousands (except per share data)

ASSETS	September 30, 2024	June 30, 2024
Current assets
Cash and cash equivalents	$44,150	$48,147
Restricted cash	40	1,571
Receivables from managed funds	3,854	2,259
Investments in marketable securities	7,460	9,929
Investments, at fair value	47,557	44,585
Prepaid and other current assets	1,439	1,215
Real estate under development	5,786	5,769
Assets of Consolidated Funds:
Cash and cash equivalents	2,229	2,371
Investments, at fair value	11,909	11,471
Other assets	246	253
Total current assets	124,670	127,570
Identifiable intangible assets, net	10,773	11,037
Right-of-use assets	141	225
Other assets	1,682	1,614
Total assets	$137,266	$140,446
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$243	$317
Payable for securities purchased	24	-
Accrued expenses and other current liabilities	3,117	7,009
Current portion of related party payables	224	634
Current portion of lease liabilities	64	137
Liabilities of Consolidated Funds:
Payable for securities purchased	-	100
Accrued expenses and other liabilities	172	162
Total current liabilities	3,844	8,359
Lease liabilities, net of current portion	35	57
Long-term debt (face value $26,945)	26,160	26,090
Related party payables, net of current portion	-	-
Convertible notes (face value $35,494 and $35,494, including $16,174 and $16,174 held by related parties, respectively)	34,925	34,900
Other liabilities	718	845
Total liabilities	65,682	70,251
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 authorized and zero outstanding	-	-
Common stock, $0.001 par value; 350,000,000 shares authorized and 32,134,843 shares issued and 28,743,290 outstanding at September 30, 2024; and 31,875,285 shares issued and 30,494,448 outstanding at June 30, 2024	28	30
Additional paid-in-capital	3,314,191	3,315,638
Accumulated deficit	(3,250,315)	(3,252,954)
Total Great Elm Group, Inc. stockholders' equity	63,904	62,714
Non-controlling interests	7,680	7,481
Total stockholders' equity	71,584	70,195
Total liabilities and stockholders' equity	$137,266	$140,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

Amounts in thousands (except per share data)

	For the three months ended September 30,
	2024	2023
Revenues	$3,992	$3,310
Cost of revenues	635	-
Operating costs and expenses:
Investment management expenses	3,058	2,762
Depreciation and amortization	273	283
Selling, general and administrative	2,006	1,715
Expenses of Consolidated Funds	16	-
Total operating costs and expenses	5,353	4,760
Operating loss	(1,996)	(1,450)
Dividends and interest income	1,558	1,986
Net realized and unrealized gain	3,778	3,284
Net realized and unrealized gain on investments of Consolidated Funds	278	-
Interest and other income of Consolidated Funds	384	-
Interest expense	(1,028)	(1,062)
Income before income taxes from continuing operations	2,974	2,758
Income tax benefit (expense)	-	-
Net income from continuing operations	2,974	2,758
Discontinued operations:
Net income from discontinued operations	-	16
Net income	$2,974	$2,774
Less: net income attributable to non-controlling interest, continuing operations	335	-
Net income attributable to Great Elm Group, Inc.	$2,639	$2,774
Net income attributable to shareholders per share
Basic	$0.09	$0.09
Diluted	0.08	0.08
Weighted average shares outstanding
Basic	29,079	29,579
Diluted	40,469	41,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Amounts in thousands

	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Group, Inc. Stockholders'	Non- controlling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
BALANCE, June 30, 2024	30,494	$30	$3,315,638	$(3,252,954)	$62,714	$7,481	$70,195
Net income	-	-	-	2,639	2,639	335	2,974
Issuance of common stock related to vesting of restricted stock	528	-	-	-	-	-	-
Distributions from Consolidated Funds	-	-	-	-	-	(136)	(136)
Stock repurchases	(2,279)	(2)	(2,107)	-	(2,109)	-	(2,109)
Stock-based compensation	-	-	660	-	660	-	660
BALANCE, September 30, 2024	28,743	$28	$3,314,191	$(3,250,315)	$63,904	$7,680	$71,584

	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Group, Inc. Stockholders'	Non- controlling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
BALANCE, June 30, 2023	29,547	$30	$3,315,378	$(3,251,566)	$63,842	$-	$63,842
Net income (loss)	-	-	-	2,774	2,774	-	2,774
Issuance of common stock related to vesting of restricted stock	322	-	-	-	-	-	-
Stock-based compensation	-	-	705	-	705	-	705
BALANCE, September 30, 2023	29,869	$30	$3,316,083	$(3,248,792)	$67,321	$-	$67,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Dollar amounts in thousands

	For the three months ended September 30,
	2024	2023
Cash flows from operating activities:
Net income from continuing operations	$2,974	$2,758
Adjustments to reconcile net income to net cash used in operating activities:
Loss on sale of real estate	12	-
Depreciation and amortization	273	283
Stock-based compensation	660	705
Unrealized gain on investments	(4,370)	(3,372)
Realized loss on investments	592	88
Non-cash interest and amortization of capitalized issuance costs	539	573
Change in fair value of contingent consideration	(6)	18
Other non-cash (income) expense, net	730	(207)
Adjustments to reconcile net income to net cash used in operating activities of Consolidated Funds:
Purchase of investments by Consolidated Funds	(1,496)	-
Proceeds from principal payments of Consolidated Funds	1,257	-
Amortization of premium and accretion of discount, net	(21)	-
Net realized and unrealized gains on investments	(278)	-
Changes in operating assets and liabilities:
Receivables from managed funds	(1,595)	(765)
Prepaid and other assets	(153)	(2,218)
Real estate under development	(15)	(1,408)
Lease Liabilities	(11)	(8)
Related party payables	(404)	(1,125)
Accounts payable, accrued expenses and other liabilities	(4,621)	(1,448)
Changes in operating assets and liabilities of Consolidated Funds:
Cash and cash equivalents	142	-
Other assets	7	-
Accrued expenses and other liabilities	(3)	-
Net cash provided by (used in) operating activities - continuing operations	(5,787)	(6,126)
Net cash provided by (used in) operating activities - discontinued operations	-	-
Net cash provided by (used in) operating activities	(5,787)	(6,126)
Cash flows from investing activities:
Purchases of investments in held-to-maturity securities	(7,378)	(9,801)
Proceeds from settlement of held-to-maturity investments	10,000	-
Purchases of investments in trading securities	-	(4,476)
Proceeds from settlement of trading securities	4	-
Redemption of investments	13	-
Sales of investments	-	1,793
Other	(148)	(118)
Net cash provided by (used in) investing activities - continuing operations	2,491	(12,602)
Net cash provided by (used in) investing activities - discontinued operations	-	(360)
Net cash provided by (used in) investing activities	2,491	(12,962)

Great Elm Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

Dollar amounts in thousands

	For the three months ended September 30,
	2024	2023
Cash flows from financing activities:
Distributions of non-controlling interests in Consolidated Funds	(123)	-
Stock repurchases	(2,109)	-
Net cash provided by (used in) financing activities - continuing operations	(2,232)	-
Net cash provided by (used in) financing activities - discontinued operations	-	-
Net cash provided by (used in) financing activities	(2,232)	-
Net increase (decrease) in cash and cash equivalents, including cash and cash equivalents classified within current assets held for sale	(5,528)	(19,088)
Less: net increase in cash and cash equivalents classified within current assets held for sale	-	-
Plus: cash received from discontinued operations	-	-
Net change in cash, cash equivalents and restricted cash	(5,528)	(19,088)
Cash, cash equivalents and restricted cash at beginning of period	49,718	60,165
Cash, cash equivalents and restricted cash at end of period	$44,190	$41,077

Cash paid for interest	$488	$488

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on the Consolidated Balance Sheets to the total cash and cash equivalents and restricted cash on the Consolidated Statements of Cash Flows:

	September 30, 2024	June 30, 2024
Cash and cash equivalents	$44,150	$48,147
Restricted cash	40	1,571
Cash, cash equivalents and restricted cash	$44,190	$49,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2024

1. Organization

Great Elm Group, Inc. (referred to as the Company or GEG) is an alternative asset management company incorporated in Delaware. The Company focuses on growing a scalable and diversified portfolio of long-duration and permanent capital vehicles across credit, real estate, specialty finance, and other alternative strategies.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Great Elm Capital Management, LLC (GECM), Great Elm Opportunities GP, Inc. (GEO GP), Great Elm Capital GP, LLC (GEC GP), Great Elm Investments, LLC (GEI), Great Elm FM Acquisition, Inc. (FM Acquisition), Great Elm DME Holdings, Inc. (DME Holdings), Monomoy CRE, LLC (MCRE), Monomoy BTS Construction Management, LLC (MCM) and Monomoy BTS Corporation (MBTS). In addition, we have determined that the Company was the primary beneficiary of certain variable interest entities, and therefore the operations of those entities have been included in our consolidated results for the relevant periods.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes that are normally included in the Company’s Form 10-K and should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024. These financial statements reflect all adjustments (consisting of normal and recurring items or items discussed herein) that management believes are necessary to fairly state results for the interim periods presented. Results of operations for interim periods are not necessarily indicative of annual results of operations.

The historical results of our Durable Medical Equipment (DME) business and related activity have been presented in the accompanying consolidated statements of operations and cash flows for the three months ended September 30, 2023 as discontinued operations. Unless otherwise specified, disclosures in these consolidated financial statements reflect continuing operations only.

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

As of September 30, 2024, all investments in marketable securities were classified as held-to-maturity and had original maturities (at the time of purchase) exceeding 90 days. As of September 30, 2024, the amortized cost basis for these securities approximated their fair value.

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

Impairment of Long-Lived Assets

Long-lived assets include real estate under development, property and equipment, definite-lived intangible assets, and lease right-of-use assets. The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable based on undiscounted cash flows. Impairment losses are recorded when undiscounted cash flows estimated to be generated by an asset are less than the asset’s carrying amount. The amount of the impairment loss, if any, is calculated as the excess of the asset’s carrying amount over its fair value, which is determined using a discounted cash flow analysis, management estimates or market comparisons.

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

In March 2024, the Company signed a new office lease which is expected to commence in December 2024. As none of the criteria for recognition have been met as of September 30, 2024, there is no corresponding lease liability or right-of-use asset associated with this lease included in the condensed consolidated balance sheets.

Earnings per Share

The following table presents the calculation of basic and diluted net income (loss) per share:

	For the three months ended September 30,
(in thousands except per share amounts)	2024	2023
Numerator:
Net income from continuing operations	$2,974	$2,758
Less: net income attributable to non-controlling interest, continuing operations	335	-
Numerator for basic EPS - Net income from continuing operations attributable to Great Elm Group, Inc.	$2,639	$2,758

Net income from discontinued operations	-	16
Numerator for basic EPS - Net income (loss) from discontinued operations, attributable to Great Elm Group, Inc.	$-	$16
Effect of dilutive securities:
Interest expense associated with Convertible Notes, continuing operations	$470	$503
Numerator for diluted EPS - Net income from continuing operations attributable to Great Elm Group, Inc., after the effect of dilutive securities	$3,109	$3,261
Numerator for diluted EPS - Net income (loss) from discontinued operations, attributable to Great Elm Group, Inc.	$-	$16
Denominator:
Denominator for basic EPS - Weighted average shares of common stock outstanding	29,079	29,579
Effect of dilutive securities:
Restricted stock	1,168	1,363
Convertible Notes	10,222	10,918
Denominator for diluted EPS - Weighted average shares of common stock outstanding after the effect of dilutive securities	40,469	41,860
Net income attributable to shareholders per share(1)
Basic	$0.09	$0.09
Diluted	0.08	0.08

(1) Per share amounts from discontinued operations round to less than $0.01.

As of September 30, 2024, the Company had 3,104,424 potential shares of common stock issuable upon the exercise of stock options that are not included in the diluted net income (loss) per share calculation because to do so would be anti-dilutive for the three months ended September 30, 2024. As of September 30, 2023, the Company had 3,264,424 potential shares of common stock issuable upon the exercise of stock options that are not included in the diluted net income (loss) per share calculation for the three months ended September 30, 2023 because to do so would be anti-dilutive.

As of September 30, 2024 and 2023, the Company had an aggregate of 1,167,705 and 1,362,723 issued shares, respectively, that are not considered outstanding for accounting purposes since they are unvested and subject to forfeiture by the employees at a nominal price if service milestones are not met.

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

3. Revenue

The Company's revenues are summarized in the following table:

	For the three months ended September 30,
(in thousands)	2024	2023
Real estate property sales	$616	$-
Management fees	1,720	1,424
Incentive fees	880	1,264
Property management fees	306	282
Project management fees	75	-
Administration and service fees	395	340
Total revenues	$3,992	$3,310

The Company recognizes revenue at amounts that reflect the consideration to which it expects to be entitled in exchange for providing services to its customers under agreements with each investment product, which may be terminated at any time by either party subject to the specific terms of each respective agreement.

Real estate property sales

Real estate property sales will occur periodically when development projects are completed. Sales revenue and cost of sales revenue is generally recognized as control of the asset is transferred to the buyer and performance obligations are satisfied. Please see Note 6 - Real Estate Under Development for additional information regarding real estate under development.

Management Fees

The Company earns management fees based on the investment management agreements between MCRE and Monomoy UpREIT, as well as between GECM and GECC, and other private funds (collectively, the Funds). The performance obligation is satisfied and management fee revenue is recognized over time as the services are rendered, since the Funds simultaneously receive and consume the benefits provided as GECM and MCRE perform services. Management fee rates range from 1.0% to 1.5% of the management fee assets specified within each agreement and are calculated and billed in arrears of the period, either monthly or quarterly.

Incentive Fees

The Company earns incentive fees based on the investment management agreements GECM has with GECC, Monomoy Properties II, LLC (MP II), a feeder fund of Monomoy Properties REIT, LLC and other private funds managed by GECM. Where an investment management agreement includes both management fees and incentive fees, the performance obligation is considered to be a single obligation for both fees. Incentive fees are variable consideration associated with the investment management agreements and therefore the recognition of such fees is deferred until the end of each fund's measurement period when the performance based incentive fee becomes fixed and determinable. Incentive fees are earned based on investment performance during the period, subject to the achievement of minimum return levels or high-water marks, in accordance with the terms of the respective investment management agreements. Incentive fees are typically 20% of the performance-based metric specified within each agreement. Incentive fees are recognized when it is determined that they are no longer probable of significant reversal. During the three months ended September 30, 2024, the Company recorded revenue in respect to the incentive fees due from GECC of $0.9 million.

Property Management Fees

Under the Monomoy UpREIT investment management agreement, MCRE is entitled to 4.0% of rent collected. These fees are collected monthly in arrears. Property management fee revenue is recognized over time as the services are provided.

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

Project Management Fees

MCM, a wholly owned subsidiary of MCRE, has entered into an owner’s representative agreement with respect to certain third party construction projects and earns project management fees for its services.

4. Related Party Transactions

Related party transactions are measured in part by the amount of consideration paid or received as established and agreed by the parties. Consideration paid for such services in each case is the negotiated value.

The following tables summarize activity and outstanding balances between the managed investment products and the Company:

	For the three months ended September 30,
(in thousands)	2024	2023
Net realized and unrealized gain on investments	$3,768	$3,362
Net realized and unrealized gain on investments of Consolidated Funds	278	-
Dividend income	969	836

(in thousands)	September 30, 2024	June 30, 2024
Dividends receivable	$301	$301
Investment management revenues receivable	2,890	1,684
Receivable for reimbursable expenses paid	663	274
Receivables from managed funds	$3,854	$2,259

Investment Management

GECM has agreements to manage the investment portfolios for GECC and other investment products, as well as to provide administrative services. Through June 30, 2024, GECM also had agreements with Monomoy UpREIT. The agreements with Monomoy UpREIT were transferred to MCRE on June 30, 2024. Under these agreements, GECM receives management fees based on the managed assets (other than cash and cash equivalents) and rent collected, incentive fees based on the performance of those assets, and administration and service fees. See Note 3 - Revenue for additional discussions of the fee arrangements.

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

The Company retains the specialized investment company accounting guidance under US GAAP with respect to the consolidated funds (collectively, the Consolidated Funds). As such, investments of the Consolidated Funds are included in the consolidated balance sheets at fair value and the net realized and unrealized gain or loss on those investments was included as a component of other income on the consolidated statements of operations. Non-controlling interests of the Consolidated Funds are included in net income (loss) attributable to non-controlling interest, continuing operations. The Company's risk with respect to the Consolidated Funds is limited to its beneficial interests in these funds. The assets of Consolidated Funds are not available to creditors of the Company. The creditors of Consolidated Funds do not have recourse to the Company other than to the assets of the respective Consolidated Funds.

The Company holds investments in certain funds that are VIEs but the Company is not deemed to be the primary beneficiary. Such investments are treated as equity method investments and the Company has elected the fair value option using NAV as a practical expedient with all changes in fair value reported in net realized and unrealized gain (loss) on investments on the consolidated statements of operations. The Company's maximum exposure to loss related to the VIEs that the Company is not deemed to be the primary beneficiary is limited to the fair value of its investments in these entities.

See Note 2 - Summary of Significant Accounting Policies for additional details.

Investments

As of September 30, 2024, the Company owns 1,440,722 shares of GECC (approximately 13.8% of the outstanding shares). Certain officers and directors of GECC are also officers and directors of GEG. Matthew A. Drapkin is a director of our Board of Directors and also the Chairman of GECC's Board of Directors, Adam M. Kleinman is our President, as well as the Chief Compliance Officer of GECC, Matt Kaplan is the President of GECM, as well as the President and Chief Executive Officer of GECC, and Keri A. Davis is our Chief Financial Officer, as well as the Chief Financial Officer of GECC.

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

Other Transactions

GECM has shared personnel and reimbursement agreements for back-office personnel with ICAM. Jason W. Reese, the Chief Executive Officer and Chairman of the Company’s Board of Directors, is the Chief Executive Officer of ICAM, and Matt Kaplan, the President of GECM, is also a Managing Director of ICAM. Certain costs incurred under these agreements relate to human resources and other administrative services provided by ICAM employees, for the benefit of the Company and its subsidiaries, and are included in investment management expenses in the consolidated statements of operations. For the three months ended September 30, 2024 and September 30, 2023, such costs were $0.1 million and $0.2 million, respectively. Other costs include operational or administrative services performed on behalf of the funds managed by GECM and are included in receivables from managed funds in the consolidated balance sheets. As of September 30, 2024 and June 30, 2024, costs of $0.1 million and $0.1 million, respectively, related to the shared services agreements were included in receivables from managed funds.

As of January 1, 2024, GECM also has a shared personnel and reimbursement agreement with ICAM whereby ICAM reimburses certain costs incurred by GECM related to administrative services provided by GECM employees for the benefit of ICAM. See Note 3 - Revenue for additional details.

On October 29, 2024, the Company and Mr. Reese entered into a voting waiver agreement (the “Voting Waiver
Agreement”), pursuant to which Mr. Reese waived all voting rights associated with all outstanding shares (whether vested or unvested) of the Company’s common stock for voting purposes that have been granted or awarded, and all future shares of the Company’s common stock that may be granted or awarded, directly to Mr. Reese in his individual capacity by the Company in connection with his services as an officer, director or employee of the
Company or its subsidiaries during the term of the Voting Waiver Agreement.

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

The assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized in the tables below:

	Fair Value as of September 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investments	$14,714	$-	$8,744	$23,458
Debt securities	7,460	-	-	7,460
Total assets within the fair value hierarchy	$22,174	$-	$8,744	$30,918
Investments valued at net asset value				$24,099
Total assets				$55,017

	Fair Value as of June 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investments	$16,267	$-	$5,265	$21,532
Debt securities	$9,929	$-	$-	$9,929
Total assets within the fair value hierarchy	$26,196	$-	$5,265	$31,461
Investments valued at net asset value				$23,053
Total assets				$54,514
Liabilities:
Contingent consideration liability	$-	$-	$428	$428
Total liabilities	$-	$-	$428	$428

There were no transfers between levels of the fair value hierarchy during the three months ended September 30, 2024 and 2023.

The following is a reconciliation of changes in Level 3 assets:

	For the three months ended September 30,
(in thousands)	2024	2023

Beginning balance	$5,265	$-
Purchases	-	-
Payments	-	-
Change in fair value	3,479	-
Ending balance	$8,744	$-

There were no assets measured at fair value during the period ended September 30, 2023. For the three months ended September 30, 2024, the Level 3 assets had an unrealized gain of $3.5 million.

The following is a reconciliation of changes in Level 3 liabilities:

	For the three months ended September 30,
(in thousands)	2024	2023

Beginning balance	$428	$1,903
Payments	(422)	(977)
Change in fair value	(6)	18
Ending balance	$-	$944

The assets of the Consolidated Funds measured at fair value on a recurring basis are summarized in the tables below:

	Fair Value as of September 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets of Consolidated Funds:
Equity investments	$-	$-	$4	$4
Debt securities	-	2,430	7,695	10,125
Total assets within the fair value hierarchy	$-	$2,430	$7,699	$10,129
Investments valued at net asset value				$1,780
Total assets				$11,909

	Fair Value as of June 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets of Consolidated Funds:
Equity investments	$-	$-	$10	$10
Debt securities	-	2,190	7,771	9,961
Total assets within the fair value hierarchy	$-	$2,190	$7,781	$9,971
Investments valued at net asset value				$1,500
Total assets				$11,471

The following is a reconciliation of changes in fair value of Level 3 assets of Consolidated Funds:

For the three months ended September 30,
(in thousands)	2024

Beginning balance	$7,781
Net Transfers	(9)
Purchases	357
Sales and Paydowns	(438)
Net Accretion	8
Change in fair value	-
Ending balance	$7,699

There were no Consolidated Funds during the period ended September 30, 2023. For the three months ended September 30, 2024, the Level 3 assets still held as of the balance sheet date had a decrease in unrealized gain of $2,510.

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

Equity investments that do not have readily-available market prices utilize valuation models to determine fair value and are classified as Level 3. As of September 30, 2024, the Company had equity investments in two private companies that were valued using a discounted cash flows model with discount rates ranging from 9.3% - 12.6% (weighted average 10.3%). As of June 30, 2024, the Company valued the investments using an options pricing model with a volatility ranging from 39.1% - 39.7% (weighted average 39.5%) and risk-free rates of 4.24% - 4.38% (weighted average 4.29%). The change in valuation technique was due to additional information about the assumptions used by market participants and transactional experience.

Debt securities

Bank loans, corporate debt and other debt obligations traded on a national exchange are valued based on quoted market prices and classified as Level 2. Debt investments that are not actively traded are generally based on discounted cash flows and classified as Level 3. The following table below presents the ranges of significant unobservable inputs used to value Level 3 assets as of September 30, 2024.

As of September 30, 2024
Investment Type	Fair value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Debt	$7,291	Income Approach	Discount Rate	8.10% - 20.83% (12.4%)
	404	Recent Transaction
Total Debt	$7,695

Equity/Other	4	Recent Transaction
Total Equity/Other	$4

As of June 30, 2024
Investment Type	Fair value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Debt	$7,193	Income Approach	Discount Rate	9.09% - 25.03% (13.81%)
	578	Recent Transaction
Total Debt	$7,771

Equity/Other	10	Market Approach	Earnings Multiple	7.5
Total Equity/Other	$10

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

As of September 30, 2024 and June 30, 2024, investments in private funds include investments in Monomoy UpREIT, Monomoy Properties II, LLC (MP II) and Great Elm Opportunities Fund I, LP Series D (GEOF Series D), each of which is managed by a wholly-owned subsidiary of the Company, in addition to private funds managed by third-party investment managers. The private funds generally allow redemptions annually with 60-90 days’ notice. There is no set duration for the private funds.

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

During the three months ended September 30, 2024 and 2023, the Company capitalized costs of $17 thousand and $1.4 million, respectively, within real estate under development (current) on its condensed consolidated balance sheet, representing the development and construction costs directly identifiable with the two real estate projects.

On June 18, 2024, MBTS sold one of its assets for consideration totaling $7.8 million. At closing, MBTS funded two escrow accounts as part of its performance obligation to seller for construction completion. As of September 30, 2024, the Company estimates that construction is approximately 92.6% complete and has recognized revenue proportionately. The Company expects the performance obligation will be satisfied over the subsequent calendar quarter and the remaining sales revenue will be recognized at that time.

7. Long-Term Debt

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

The Company’s long-term debt is summarized in the following table:

(in thousands)	September 30, 2024	June 30, 2024
GEGGL Notes	$26,945	$26,945
Total principal	$26,945	$26,945
Unamortized debt discounts and issuance costs	(785)	(855)
Long-term debt	26,160	26,090

During the three months ended September 30, 2024 and September 30, 2023, the Company incurred interest expense of $0.6 million and $0.6 million, on long-term debt. See Note 8 - Convertible Notes for interest expense on Convertible Notes.

The GEGGL Notes include covenants that limit additional indebtedness or the payment of dividends subject to compliance with a net consolidated debt to equity ratio of 2:1. As of September 30, 2024, our net consolidated debt to equity ratio is 0.3:1.0.

8. Convertible Notes

As of September 30, 2024 and June 30, 2024, the total outstanding principal balance of convertible notes due on February 26, 2030 (the Convertible Notes) was $35.5 million, including cumulative interest paid in-kind. The Convertible Notes are held by a consortium of investors, including $16.2 million issued to certain related parties as of September 30, 2024.

The Convertible Notes accrue interest at 5.0% per annum, payable semiannually in arrears on June 30 and December 31, commencing June 30, 2020, in cash or in kind at the option of the Company. Each $1,000 principal amount of the Convertible Notes are convertible into 288.0018 shares of the Company’s common stock, subject to the terms therein, prior to maturity at the option of the holder. Funds managed by ICAM currently own approximately $7.9 million aggregate principal amount of the Convertible Notes, which are currently convertible into approximately 2,284,461 shares of the Company’s common stock. ICAM has agreed to not convert its
Convertible Notes into shares of the Company’s common stock prior to November 2025.

The Company may, subject to compliance with the terms of the Convertible Notes, effect the conversion of some or all of the Convertible Notes into shares of common stock, subject to certain liquidity and pricing requirements, as specified in the Convertible Notes.

The embedded conversion feature in the Convertible Notes qualifies for the scope exception to derivative accounting in FASB ASC Topic 815, Derivatives and Hedging, for certain contracts involving a reporting entity’s own equity. The Company incurred $1.2 million in issuance costs on the original issuance. The debt issuance costs are being amortized over the 10-year term and are netted with the principal balance on our condensed consolidated balance sheets. As of September 30, 2024 and June 30, 2024, the remaining balance of unamortized debt issuance costs was $0.6 million and $0.6 million, respectively.

During the three months ended September 30, 2024 and 2023, the Company incurred interest expense of $0.5 million and $0.5 million, respectively, related to the Convertible Notes, inclusive of non-cash interest related to amortization of debt issuance costs.

9. Share-Based and Other Non-Cash Compensation

Restricted Stock Awards and Restricted Stock Units

The following table presents activity related to the Company’s restricted stock awards and restricted stock units for the three months ended September 30, 2024:

Restricted Stock Awards and Restricted Stock Units	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2024	1,597	$1.96
Granted	260	1.92
Vested	(527)	2.06
Forfeited	-	-
Outstanding at September 30, 2024	1,330	$1.91

Restricted stock awards and restricted stock units have vesting terms between 1-4 years and are subject to service requirements. During the three months ended September 30, 2024, the Company granted 259,558 restricted stock awards and did not grant any shares of restricted stock units.

Stock Options

The following table presents activity related to the Company’s stock options for the three months ended September 30, 2024:

Stock Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2024	3,264	$2.70	6.44	$-
Options granted	-	-	-	-
Forfeited, cancelled or expired	(160)	4.52	-	-
Outstanding at September 30, 2024	3,104	$3.60	6.52	$-
Exercisable at September 30, 2024	1,104	$3.61	2.76	$-

Stock-Based Compensation Expense

Stock-based compensation expense related to all restricted stock awards, restricted stock units, and stock options totaled $0.7 million and $0.7 million, respectively, for the three months ended September 30, 2024 and 2023. As of September 30, 2024, the Company had unrecognized compensation costs related to all unvested restricted stock awards and stock options totaling $2.1 million.

Non-Employee Director Deferred Compensation Plan

In December 2020, the Company established the Great Elm Group, Inc. Non-Employee Directors Deferred Compensation Plan allowing non-employee directors to defer their cash and/or equity compensation under a non-revocable election for each calendar year. Such compensation is deferred until the earlier of 3 years from the original grant date of such compensation, termination of service, or death, and is payable in common stock shares. As of September 30, 2024, there were 162,683 restricted stock awards and restricted stock units that were deferred under this plan (and thus included in the number of restricted stock awards and restricted stock units outstanding as of that date).

Other Non-Cash Compensation

During the three months ended September 30, 2024, the Company issued compensation to certain employees in the form of GECC common shares to be settled with GECC shares currently held by the Company. The total value of GECC shares awarded for the three months ended September 30, 2024 was $1.3 million, of which $0.3 million vested immediately, and the balance will vest annually pro-rata over two- and three-year periods. Related compensation expense was $0.5 million for the three months ended September 30, 2024.

10. Income Taxes

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

GEG is a publicly-traded alternative asset management company focused on growing a scalable and diversified portfolio of long-duration and permanent capital vehicles across credit, real estate, specialty finance, and other alternative strategies. GEG and its subsidiaries currently manage GECC, a publicly-traded business development company, and Monomoy UpREIT, an industrial-focused real estate investment trust, in addition to other investment vehicles. The combined assets under management of these entities at September 30, 2024 was approximately $781.6 million.

GEG continues to explore other investment management opportunities, as well as opportunities in other areas that it believes provide attractive risk-adjusted returns on invested capital. As of the date of this report, GEG had no unfunded binding commitments to make additional investments.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are monitored and analyzed by our management for changes in facts and circumstances, and material changes in these estimates could occur in the future. During the three months ended September 30, 2024 we did not make material changes in our critical accounting policies or underlying assumptions as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 as it relates to normal and recurring transactions.

Results of Operations

The following table provides the results of our consolidated operations:

	For the three months ended September 30,
(in thousands)	2024	Percent Change	2023
Revenues	$3,992	21%	$3,310
Cost of Revenues	(635)	NM	-
Operating costs and expenses:
Investment management expenses, excluding non-cash compensation	(2,237)	(5)%	(2,357)
Non-cash compensation	(1,117)	26%	(887)
Other selling, general and administrative	(1,726)	40%	(1,233)
Depreciation and amortization	(273)	(4)%	(283)
Total operating costs and expenses	(5,353)		(4,760)
Operating loss	(1,996)		(1,450)
Other income (expense):
Interest expense	(1,028)	(3)%	(1,062)
Other income (expense), net	5,998	14%	5,270
Total other income (expense), net	4,970		4,208
Income before income taxes from continuing operations	$2,974		$2,758

Revenue

Revenues for the three months ended September 30, 2024 increased $0.7 million as compared to the three months ended September 30, 2023 primarily due to the recognition of $0.6 million of real estate property sales earned in the current quarter whereas there were no corresponding real estate property sales in the prior year period. An additional $0.3 million of management fees were also recognized in the three months ended September 30, 2024 compared to the prior year period due to increased assets under management at GECC, offset by a $0.4 million reduction in Incentive Fees.

Operating Costs and Expenses

Operating costs and expenses for the three months ended September 30, 2024 increased $0.6 million as compared to the prior year period. Investment management expenses for the three months ended September 30, 2024 decreased $0.1 million as compared to the prior year period, which was mainly attributable to a decrease in bonus expense compared to the prior year period. Non-cash compensation for the three months ended September 30, 2024 increased $0.2 million as compared to the prior year period due to additional shares vested in the current period compared to the same prior year period. Other selling, general and administrative expenses for the three months ended September 30, 2024 increased $0.5 million, which was mainly attributable to an increase in professional fees from the prior year period.

Other Income (Expense)

Other income (expense), net includes dividend and interest income and net realized and unrealized gains and losses. For the three months ended September 30, 2024, dividend and interest income was $1.6 million, as compared to $2.0 million for the three months ended September 30, 2023. The $0.4 million decrease in interest income in the current period compared to prior year is due to a reduction in investment in Treasury bills. Net realized and unrealized gains and losses generally consist of unrealized mark-to-market adjustments on investments and the gain or loss realized on the sale of investments. For the three months ended September 30, 2024, realized and unrealized gain increased by $0.5 million from the same prior year period. This increase was primarily due to $3.5 million of unrealized gains recorded in the current period on GESP and PPH due to the valuation technique change for these entities. These were offset by a significant GECC share price increase in the prior year period, which did not occur in the current corresponding period.

Liquidity and Capital Resources

Cash Flows

Cash used in operating activities of our continuing operations for the three months ended September 30, 2024 were $5.8 million. The adjustments to reconcile our net income from continuing operations of $3.0 million to net cash used in operating activities included add-backs for various non-cash charges, such as $0.7 million of stock-based compensation expense, $0.5 million of non-cash interest and amortization of capitalized issuance costs, $0.6 million realized gain on investments and $0.3 million of depreciation and amortization, which was offset by a deduction of $4.4 million of unrealized gain on our investments, and the net negative change in our operating assets and liabilities of $7.2 million, including the impact of changes related to consolidated funds.

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

Cash provided by investing activities of our continuing operations for the three months ended September 30, 2024 were $2.5 million, which includes purchases of investments in held-to-maturity securities of $7.4 million and proceeds from settlement of held-to-maturity investments of $10.0 million.

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

Cash used in financing activities of our continuing operations for the three months ended September 30, 2024 were $2.2 million primarily due to stock repurchases.

We did not have any cash flows within financing activities of our continuing or discontinued operations for the three months ended September 30, 2023.

Financial Condition

As of September 30, 2024, we had an unrestricted cash balance of $44.2 million and $7.5 million in marketable securities. We also held 1,440,722 shares of GECC common stock with an estimated fair value of $14.7 million as of September 30, 2024. We believe we have sufficient liquidity available to meet our short-term and long-term obligations for at least the next 12 months.

Borrowings

As of September 30, 2024, the Company had $26.9 million in outstanding aggregate principal amount of 7.25% notes due on June 30, 2027 (the GEGGL Notes). Interest on the GEGGL Notes is paid quarterly. The GEGGL Notes include covenants that limit additional indebtedness or the payment of dividends in the event that our net consolidated debt to equity ratio is, or would be on a pro forma basis, greater than 2 to 1. In addition, if our net consolidated debt to equity ratio is greater than 2 to 1 at the end of any calendar quarter, we must retain no less than 10% of our excess cash flow as cash and cash equivalents until such time as our net consolidated debt to equity ratio is less than 2 to 1 at the end of a calendar quarter.

As of September 30, 2024, the Company had $35.5 million principal balance in convertible notes outstanding (including cumulative interest paid in-kind). The convertible notes are held by a consortium of investors, including related parties. The convertible notes accrue interest at 5.0% per annum, payable semiannually in arrears on June 30 and December 31, in cash or in kind at the option of the Company. The convertible notes are due on February 26, 2030, but are convertible at the option of the holders, subject to the terms therein, prior to maturity into shares of our common stock. Upon conversion of any note, the Company will pay or deliver, as the case may be, to the noteholder, in respect of each $1,000 principal amount of notes being converted, shares of common stock equal to the conversion rate in effect on the conversion date, together with cash, if applicable, in lieu of delivering any fractional share of common stock. To date, all interest on these instruments has been paid in-kind.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the market risks discussed in Item 7A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Item 4. Controls and Procedures.

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that the information we are required to disclose in reports that we file under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting for the quarter ended September 30, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

No changes required to be disclosed.

Item 1A. Risk Factors.

We have disclosed the risk factors affecting our business, financial condition and operating results in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. There have been no material changes from the risk factors previously disclosed.

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

The following table summarizes common stock repurchases during the three months ended September 30, 2024:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of 10b5-1 Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2024	82,649	$1.79	82,649	3,084,461
August 1-31, 2024	100,852	$1.80	100,852	2,983,609
September 1-30, 2024	931,097	$1.88	931,097	2,052,512
Total	1,114,598	$1.87	1,114,598

Item 5. Other Information.

During the quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of GEG adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

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

101

Materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in inline Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related Notes to the Condensed Consolidated Financial Statements, tagged in detail (furnished herewith).

104	The cover page from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in inline XBRL (included as Exhibit 101).

*Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT ELM GROUP, INC.

Date: November 12, 2024	/s/ Jason W. Reese
Jason W. Reese
Chief Executive Officer & Chairman

Date: November 12, 2024	/s/ Keri A. Davis
Keri A. Davis
Chief Financial Officer & Chief Accounting Officer