Form 10-Q
period 2024-12-31
Great Elm Group, Inc.
filed 2025-02-05
CIK 1831096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

As of February 3, 2025, there were 28,341,552 shares of the registrant’s common stock outstanding.

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as of December 31, 2024 and June 30, 2024	3
	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2024 and 2023	4
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended December 31, 2024 Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended December 31, 2023	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2024 and 2023	6
	Unaudited Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION		27

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 5.	Other Information	27
Item 6.	Exhibits	28

SIGNATURES		29

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Great Elm Group, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

Dollar amounts in thousands (except per share data)

ASSETS	December 31, 2024	June 30, 2024
Current assets
Cash and cash equivalents	$44,288	$48,147
Restricted cash	-	1,571
Receivables from managed funds	3,725	2,259
Investments in marketable securities	-	9,929
Investments, at fair value	49,918	44,585
Prepaid and other current assets	5,275	1,215
Real estate assets, net	6,524	5,769
Assets of Consolidated Funds:
Cash and cash equivalents	2,568	2,371
Investments, at fair value	11,902	11,471
Other assets	223	253
Total current assets	124,423	127,570
Identifiable intangible assets, net	10,510	11,037
Right-of-use assets	1,784	225
Other assets	1,770	1,614
Total assets	$138,487	$140,446
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$185	$317
Payable for securities purchased	19	-
Accrued expenses and other current liabilities	2,817	7,009
Current portion of related party payables	254	634
Current portion of lease liabilities	335	137
Liabilities of Consolidated Funds:
Payable for securities purchased	340	100
Accrued expenses and other liabilities	151	162
Total current liabilities	4,101	8,359
Lease liabilities, net of current portion	1,442	57
Long-term debt (face value $26,945)	26,231	26,090
Related party payables, net of current portion	-	-
Convertible notes (face value $36,380 and $35,494, including $16,578 and $16,174 held by related parties, respectively)	35,838	34,900
Other liabilities	817	845
Total liabilities	68,429	70,251
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 authorized and zero outstanding	-	-
Common stock, $0.001 par value; 350,000,000 shares authorized and 29,519,825 shares issued and 27,150,036 outstanding at December 31, 2024; and 31,875,285 shares issued and 30,494,448 outstanding at June 30, 2024	26	30
Additional paid-in-capital	3,311,447	3,315,638
Accumulated deficit	(3,249,139)	(3,252,954)
Total Great Elm Group, Inc. stockholders' equity	62,334	62,714
Non-controlling interests	7,724	7,481
Total stockholders' equity	70,058	70,195
Total liabilities and stockholders' equity	$138,487	$140,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

Amounts in thousands (except per share data)

	For the three months ended December 31,		For the six months ended December 31,
	2024	2023	2024	2023
Revenues	$3,507	$2,819	$7,499	$6,129
Cost of revenues	458	-	1,093	-
Operating costs and expenses:
Investment management expenses	3,431	2,839	6,489	5,601
Depreciation and amortization	284	283	557	566
Selling, general and administrative	1,306	2,393	3,312	4,108
Expenses of Consolidated Funds	5	-	21	-
Total operating costs and expenses	5,026	5,515	10,379	10,275
Operating loss	(1,977)	(2,696)	(3,973)	(4,146)
Dividends and interest income	1,567	2,072	3,125	4,058
Net realized and unrealized gain	2,428	1,204	6,206	4,488
Net realized and unrealized gain (loss) on investments of Consolidated Funds	(29)	114	249	114
Interest and other income of Consolidated Funds	395	128	779	128
Interest expense	(1,030)	(1,061)	(2,058)	(2,123)
(Loss) income before income taxes from continuing operations	1,354	(239)	4,328	2,519
Income tax benefit (expense)	-	-	-	-
Net (loss) income from continuing operations	1,354	(239)	4,328	2,519
Discontinued operations:
Net income from discontinued operations	-	-	-	16
Net (loss) income	$1,354	$(239)	$4,328	$2,535
Less: net income attributable to non-controlling interest, continuing operations	178	111	513	111
Net (loss) income attributable to Great Elm Group, Inc.	$1,176	$(350)	$3,815	$2,424
Net (loss) income attributable to shareholders per share
Basic	$0.04	$(0.01)	$0.13	$0.08
Diluted	$0.04	$(0.01)	0.12	0.08
Weighted average shares outstanding
Basic	27,983	29,889	28,531	29,734
Diluted	28,767	29,889	39,793	30,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Amounts in thousands

	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Group, Inc. Stockholders'	Non- controlling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
BALANCE, June 30, 2024	30,494	$30	$3,315,638	$(3,252,954)	$62,714	$7,481	70,195
Net income	-	-	-	2,639	2,639	335	2,974
Issuance of common stock related to vesting of restricted stock	528	-	-	-	-	-	-
Distributions from Consolidated Funds	-	-	-	-	-	(136)	(136)
Stock repurchases	(2,279)	(2)	(2,107)	-	(2,109)	-	(2,109)
Stock-based compensation	-	-	660	-	660	-	660
BALANCE, September 30, 2024	28,743	$28	$3,314,191	$(3,250,315)	$63,904	$7,680	$71,584
Net income	-	-		1,176	1,176	178	1,354
Issuance of common stock related to vesting of restricted stock	139	-	-	-	-	-	-
Distributions from Consolidated Funds	-	-		-	-	(134)	(134)
Stock repurchases	(1,732)	(2)	(3,120)	-	(3,122)	-	(3,122)
Stock-based compensation	-	-	376	-	376	-	376
BALANCE, December 31, 2024	27,150	$26	$3,311,447	$(3,249,139)	$62,334	$7,724	$70,058

	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Group, Inc. Stockholders'	Non- controlling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
BALANCE, June 30, 2023	29,547	$30	$3,315,378	$(3,251,566)	$63,842	$-	$63,842
Net income	-	-	-	2,774	2,774	-	2,774
Issuance of common stock related to vesting of restricted stock	322	-	-	-	-	-	-
Stock-based compensation	-	-	705	-	705	-	705
BALANCE, September 30, 2023	29,869	$30	$3,316,083	$(3,248,792)	$67,321	$-	$67,321
Net loss	-	-	-	(350)	(350)	111	(239)
Issuance of common stock related to vesting of restricted stock	181	-	-	-	-	-	-
Issuance of interests in Consolidated Funds	-	-	-	-	-	6,900	6,900
Stock-based compensation	-	-	625	-	625	-	625
BALANCE, December 31, 2023	30,050	$30	$3,316,708	$(3,249,142)	$67,596	$7,011	$74,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Dollar amounts in thousands

	For the six months ended December 31,
	2024	2023
Cash flows from operating activities:
Net income from continuing operations	$4,328	$2,519
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of real estate	(99)	-
Depreciation and amortization	557	566
Stock-based compensation	1,036	1,330
Unrealized gain on investments	(6,794)	(4,589)
Realized loss on investments	588	101
Non-cash interest and amortization of capitalized issuance costs	1,078	1,146
Change in fair value of contingent consideration	(6)	36
Other non-cash (income) expense, net	1,450	(81)
Adjustments to reconcile net income to net cash used in operating activities of Consolidated Funds:
Purchase of investments by Consolidated Funds	(2,044)	(3,630)
Proceeds from principal payments of Consolidated Funds	2,146	10
Amortization of premium and accretion of discount, net	(44)	(2)
Net realized and unrealized gains on investments	(249)	(114)
Changes in operating assets and liabilities:
Receivables from managed funds	(1,466)	(184)
Prepaid and other assets	(3,949)	(2,182)
Real estate under development	(940)	(3,222)
Lease Liabilities	24	(17)
Related party payables	(374)	(1,217)
Accounts payable, accrued expenses and other liabilities	(4,884)	(232)
Changes in operating assets and liabilities of Consolidated Funds:
Cash and cash equivalents	(197)	(10,055)
Other assets	30	-
Accrued expenses and other liabilities	(22)	(92)
Net cash provided by (used in) operating activities - continuing operations	(9,831)	(19,909)
Net cash provided by (used in) operating activities - discontinued operations	-	-
Net cash provided by (used in) operating activities	(9,831)	(19,909)
Cash flows from investing activities:
Purchases of investments in held-to-maturity securities	(7,384)	(34,292)
Proceeds from settlement of held-to-maturity investments	17,500	30,000
Purchases of investments in trading securities	-	(4,476)
Proceeds from settlement of trading securities	34	-
Investments in portfolio funds	(3,858)	(295)
Redemption of investments	3,885	-
Sales of investments		1,793
Other	(286)	(458)
Net cash provided by (used in) investing activities - continuing operations	9,891	(7,728)
Net cash provided by (used in) investing activities - discontinued operations	-	(360)
Net cash provided by (used in) investing activities	9,891	(8,088)

Great Elm Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

Dollar amounts in thousands

	For the six months ended December 31,
	2024	2023
Cash flows from financing activities:
Contributions to non-controlling interests in Consolidated Funds	-	6,900
Distributions of non-controlling interests in Consolidated Funds	(259)	-
Stock repurchases	(5,231)	-
Net cash provided by (used in) financing activities - continuing operations	(5,490)	6,900
Net cash provided by (used in) financing activities - discontinued operations	-	-
Net cash provided by (used in) financing activities	(5,490)	6,900
Net increase (decrease) in cash and cash equivalents, including cash and cash equivalents classified within current assets held for sale	(5,430)	(21,097)
Less: net increase in cash and cash equivalents classified within current assets held for sale	-	-
Plus: cash received from discontinued operations	-	-
Net change in cash, cash equivalents and restricted cash	(5,430)	(21,097)
Cash, cash equivalents and restricted cash at beginning of period	49,718	60,165
Cash, cash equivalents and restricted cash at end of period	$44,288	$39,068

Cash paid for interest	$982	$982

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on the Consolidated Balance Sheets to the total cash and cash equivalents and restricted cash on the Consolidated Statements of Cash Flows:

	December 31, 2024	June 30, 2024
Cash and cash equivalents	$44,288	$48,147
Restricted cash	-	1,571
Cash, cash equivalents and restricted cash	$44,288	$49,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

December 31, 2024

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

The historical results of our Durable Medical Equipment (DME) business and related activity have been presented in the accompanying consolidated statements of operations for the three and six months ended December 31, 2023 and cash flows for the six months ended December 31, 2023 as discontinued operations. Unless otherwise specified, disclosures in these consolidated financial statements reflect continuing operations only.

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

Investments in Marketable Securities

Investments in marketable securities consist of debt securities, such as U.S. treasury bills with original maturity exceeding 90 days. The Company classifies investments in debt securities as either trading, held-to-maturity, or available-for-sale. Securities are classified as trading if they are purchased and held principally for the purpose of selling in the near term and as held-to-maturity when the Company has both the positive intent and ability to hold the security to maturity. Investments in debt securities not classified as either trading or held-to-maturity are classified as available-for-sale securities. Trading securities are measured at fair value with unrealized gains and losses reported within net realized and unrealized gain (loss) on investments. Held-to-maturity securities are measured at amortized cost with realized gains and losses reported within net realized and unrealized gain (loss) on investments. Available-for-sale securities are measured at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss).

As of December 31, 2024, GEG had no investments in marketable securities.

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

Earnings per Share

The following table presents the calculation of basic and diluted net income (loss) per share:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands except per share amounts)	2024	2023	2024	2023
Numerator:
Net (loss) income from continuing operations	$1,354	$(239)	$4,328	$2,519
Less: net income attributable to non-controlling interest, continuing operations	178	111	513	111
Numerator for basic EPS - Net (loss) income from continuing operations attributable to Great Elm Group, Inc.	$1,176	$(350)	$3,815	$2,408

Net income from discontinued operations	-	-	-	16
Numerator for basic EPS - Net income (loss) from discontinued operations, attributable to Great Elm Group, Inc.	$-	$-	$-	$16
Effect of dilutive securities:
Interest expense associated with Convertible Notes, continuing operations	$-	$-	$939	$-
Numerator for diluted EPS - Net (loss) income from continuing operations attributable to Great Elm Group, Inc., after the effect of dilutive securities	$1,176	$(350)	$4,754	$2,408
Numerator for diluted EPS - Net income (loss) from discontinued operations, attributable to Great Elm Group, Inc.	$-	$-	$-	$16
Denominator:
Denominator for basic EPS - Weighted average shares of common stock outstanding	27,983	29,889	28,531	29,734
Effect of dilutive securities:
Restricted stock	784	-	784	1,182
Convertible Notes	-	-	10,478	-
Denominator for diluted EPS - Weighted average shares of common stock outstanding after the effect of dilutive securities	28,767	29,889	39,793	30,916
Net income attributable to shareholders per share(1)
Basic	$0.04	$(0.01)	$0.13	$0.08
Diluted	$0.04	$(0.01)	0.12	0.08

(1) Per share amounts from discontinued operations round to less than $0.01.

As of December 31, 2024, the Company had 2,999,520 potential shares of common stock issuable upon the exercise of stock options that are not included in the diluted net income (loss) per share calculation because to do so would be anti-dilutive for the three and six months ended December 31, 2024. As of December 31, 2023, the Company had 3,264,424 potential shares of common stock issuable upon the exercise of stock options that are not included in the diluted net income (loss) per share calculation for the three and six months ended December 31, 2023 because to do so would be anti-dilutive.

As of December 31, 2024 and 2023, the Company had an aggregate of 784,324 and 1,181,572 issued shares, respectively, that are not considered outstanding for accounting purposes since they are unvested and subject to forfeiture by the employees at a nominal price if service milestones are not met.

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

Income Statement. In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses to expand the disclosure requirements for certain costs and expenses. In January 2025, FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03 as periods beginning after December 15, 2026 for annual reporting, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the potential impact that the adoption of these ASUs will have on its consolidated financial statements.

Debt. In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20, Debt - Debt with Conversion and Other Options. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of the annual reporting period for all entities that have adopted the amendments in Update 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The Company is evaluating the potential impact that the adoption of this ASU will have on its consolidated financial statements.

3. Revenue

The Company's revenues are summarized in the following table:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2024	2023	2024	2023
Management fees	$1,725	$1,428	$3,445	$2,852
Incentive fees	524	749	1,404	2,013
Administration and service fees	264	349	659	689
Property management fees	300	293	606	575
Real estate property sales	576	-	1,192	-
Project management fees	75	-	150	-
Real estate rental income	43	-	43	-
Total revenues	$3,507	$2,819	$7,499	$6,129

The Company recognizes revenue at amounts that reflect the consideration to which it expects to be entitled in exchange for providing services to its customers under agreements with each investment product, which may be terminated at any time by either party subject to the specific terms of each respective agreement.

Management Fees

The Company earns management fees based on the investment management agreements between MCRE and Monomoy UpREIT, LLC (Monomoy UpREIT) as well as between GECM and Great Elm Capital Corp. (GECC), and other private funds (collectively, the Funds). The performance obligation is satisfied and management fee revenue is recognized over time as the services are rendered, since the Funds simultaneously receive and consume the benefits provided as GECM and MCRE perform services. Management fee rates range from 1.0% to 1.5% of the management fee assets specified within each agreement and are calculated and billed in arrears of the period, either monthly or quarterly.

Incentive Fees

The Company earns incentive fees based on the investment management agreements GECM has with GECC, Monomoy Properties II, LLC (MP II), a feeder fund of Monomoy Properties REIT, LLC (Monomoy REIT) and other private funds managed by GECM. Where an investment management agreement includes both management fees and incentive fees, the performance obligation is considered to be a single obligation for both fees. Incentive fees are variable consideration associated with the investment management agreements and therefore the recognition of such fees is deferred until the end of each fund's measurement period when the performance based incentive fee becomes fixed and determinable. Incentive fees are earned based on investment performance during the period, subject to the achievement of minimum return levels or high-water marks, in accordance with the terms of the respective investment management agreements. Incentive fees are typically 20% of the performance-based metric specified within each agreement. Incentive fees are recognized when it is determined that they are no longer probable of significant reversal. During the three and six months ended December 31, 2024, the Company recorded revenue in respect to the incentive fees due from GECC of $0.5 million and $1.4 million, respectively.

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

The Company also earns services fees based on a shared services agreement with ICAM Holdings, LLC (ICAM). This revenue is recognized over time as the services are performed. Service fees are billed quarterly in arrears, which is consistent with the timing of the delivery of services and reflects agreed-upon rates for the services provided. The services are accounted for as a single performance obligation that is a series of distinct services with substantially the same pattern of transfer as the services are provided on a daily basis.

Property Management Fees

Under the Monomoy UpREIT property management agreement, MCRE is entitled to 4.0% of rent collected. These fees are collected monthly in arrears. Property management fee revenue is recognized over time as the services are provided.

Real estate property sales

Real estate property sales will occur periodically when development projects are completed. Sales revenue and cost of sales revenue is generally recognized as control of the asset is transferred to the buyer and performance obligations are satisfied. Please see Note 6 - Real Estate for additional information regarding real estate under development.

Project Management Fees

MCM, a wholly owned subsidiary of MCRE, has entered into an owner’s representative agreement with respect to certain third party construction projects and earns project management fees for its services.

Real Estate Rental Income

The Company recognizes rental revenue on a straight-line basis over the non-cancelable term of the lease. Under the terms of the lease, the Company may recover from the tenant certain expenses, including: real estate taxes and other operating expenses. The recovery of these expenses is recognized in rental income in the accompanying condensed consolidated statements of operations, in the same periods as the expenses are incurred. These expenses recognized in both revenue and expense may fluctuate from period to period based on actual expense amounts.

4. Related Party Transactions

Related party transactions are measured in part by the amount of consideration paid or received as established and agreed by the parties. Consideration paid for such services in each case is the negotiated value.

The following tables summarize activity and outstanding balances between the managed investment products and the Company:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2024	2023	2024	2023
Net realized and unrealized gain on investments	$2,399	$1,227	$6,167	$4,589
Net realized and unrealized gain (loss) on investments of Consolidated Funds	(29)	114	249	114
Dividend income	1,026	995	1,995	1,831

(in thousands)	December 31, 2024	June 30, 2024
Dividends receivable	$372	$301
Investment management revenues receivable	2,271	1,684
Receivable for reimbursable expenses paid	1,082	274
Receivables from managed funds	$3,725	$2,259

Investment Management

GECM has agreements to manage the investment portfolios for GECC and other investment products, as well as to provide administrative services. Through June 30, 2024, GECM also had agreements with Monomoy UpREIT. The agreements with Monomoy UpREIT were transferred to MCRE on June 30, 2024. Under these agreements, GECM and MCRE receive management fees based on the managed assets (other than cash and cash equivalents) and rent collected, incentive fees based on the performance of those assets, and administration and service fees. See Note 3 - Revenue for additional discussions of the fee arrangements.

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

See Note 2 - Summary of Significant Accounting Policies for additional details.

Investments

As of December 31, 2024, the Company owns 1,438,079 shares of GECC (approximately 12.5% of the outstanding shares). Certain officers and directors of GECC are also officers and directors of GEG. Matthew A. Drapkin is a director of our Board of Directors and also the Chairman of GECC's Board of Directors, Adam M. Kleinman is our President, as well as the Chief Compliance Officer of GECC, Matt Kaplan is the President of GECM, as well as the President and Chief Executive Officer of GECC, and Keri A. Davis is our Chief Financial Officer, as well as the Chief Financial Officer of GECC.

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

In December 2024, the Company invested in $3.3 million for a 25% interest in Summit Grove Partners, LLC (SGP). The Company's investment in SGP is accounted for using the fair value option and it is included in Investments, at fair value on the consolidated balance sheets. SGP owns 1,094,527 shares of GECC.

Other Transactions

GECM has shared personnel and reimbursement agreements for back-office personnel with ICAM. Jason W. Reese, the Chief Executive Officer and Chairman of the Company’s Board of Directors, is the Chief Executive Officer of ICAM, and Matt Kaplan, the President of GECM, is also a Managing Director of ICAM. Certain costs incurred under these agreements relate to human resources and other administrative services provided by ICAM employees, for the benefit of the Company and its subsidiaries, and are included in investment management expenses in the consolidated statements of operations. For the three and six months ended December 31, 2024, such costs were $0.1 million and $0.3 million, respectively. For the three and six months ended December 31, 2023, such costs were $0.1 million and $0.3 million, respectively. Other costs include operational or administrative services performed on behalf of the funds managed by GECM and are included in receivables from managed funds in the consolidated balance sheets. As of December 31, 2024 and June 30, 2024, costs of $0.1 million and $0.1 million, respectively, related to the shared services agreements were included in receivables from managed funds.

As of January 1, 2024, GECM also has a shared personnel and reimbursement agreement with ICAM whereby ICAM reimburses certain costs incurred by GECM related to administrative services provided by GECM employees for the benefit of ICAM. See Note 3 - Revenue for additional details.

On October 29, 2024, the Company and Mr. Reese entered into a voting waiver agreement (the Voting Waiver
Agreement), pursuant to which Mr. Reese waived all voting rights associated with all outstanding shares (whether vested or unvested) of the Company’s common stock for voting purposes that have been granted or awarded, and all future shares of the Company’s common stock that may be granted or awarded, directly to Mr. Reese in his individual capacity by the Company in connection with his services as an officer, director or employee of the
Company or its subsidiaries during the term of the Voting Waiver Agreement.

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

The assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized in the tables below:

	Fair Value as of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investments	$15,865	$-	$13,122	$28,987
Debt securities	-	-	-	-
Total assets within the fair value hierarchy	$15,865	$-	$13,122	$28,987
Investments valued at net asset value				$20,931
Total assets				$49,918

	Fair Value as of June 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investments	$16,267	$-	$5,265	$21,532
Debt securities	9,929	-	-	9,929
Total assets within the fair value hierarchy	$26,196	$-	$5,265	$31,461
Investments valued at net asset value				$23,053
Total assets				$54,514
Liabilities:
Contingent consideration liability	$-	$-	$428	$428
Total liabilities	$-	$-	$428	$428

There were no transfers between levels of the fair value hierarchy during the three and six months ended December 31, 2024 and 2023.

The following is a reconciliation of changes in Level 3 assets:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2024	2023	2024	2023

Beginning balance	$8,744	$-	$5,265	$-
Purchases	3,300	-	3,300	-
Payments	82	-	82	-
Change in fair value	996	-	4,475	-
Ending balance	$13,122	$-	$13,122	$-

For the six months ended December 31, 2024, the Level 3 assets had an unrealized gain of $4.5 million.

The following is a reconciliation of changes in Level 3 liabilities:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2024	2023	2024	2023

Beginning balance	$-	$944	$428	$1,903
Payments	-	-	(422)	(977)
Change in fair value	-	18	(6)	36
Ending balance	$-	$962	$-	$962

The assets of the Consolidated Funds measured at fair value on a recurring basis are summarized in the tables below:

	Fair Value as of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets of Consolidated Funds:
Equity investments	$-	$-	$248	$248
Debt securities	-	2,788	7,054	9,842
Total assets within the fair value hierarchy	$-	$2,788	$7,302	$10,090
Investments valued at net asset value				$1,812
Total assets				$11,902

	Fair Value as of June 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets of Consolidated Funds:
Equity investments	$-	$-	$10	$10
Debt securities	-	2,190	7,771	9,961
Total assets within the fair value hierarchy	$-	$2,190	$7,781	$9,971
Investments valued at net asset value				$1,500
Total assets				$11,471

The following is a reconciliation of changes in fair value of Level 3 assets of Consolidated Funds:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2024	2023	2024	2023

Beginning balance	$7,699	$-	$7,781	$-
Net Transfers	(302)	-	(311)	-
Purchases	343	1,911	700	1,911
Sales and Paydowns	(408)	(1)	(846)	(1)
Net Accretion	2	-	10	-
Change in fair value	(32)	97	(32)	97
Ending balance	$7,302	$2,007	$7,302	$2,007

For the three months ended December 31, 2024, the Level 3 assets still held as of the balance sheet date had a decrease in unrealized gain of $29,293.

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

Equity investments that do not have readily-available market prices utilize valuation models to determine fair value and are classified as Level 3. As of December 31, 2024, the Company had equity investments in three private companies that were valued using a discounted cash flows model with discount rates ranging from 9.6% - 11.1% (weighted average 10.3%). As of June 30, 2024, the Company had investments in two private companies that were valued using an options pricing model with a volatility ranging from 39.1% - 39.7% (weighted average 39.5%) and risk-free rates of 4.24% - 4.38% (weighted average 4.29%). The change in valuation technique was due to additional information about the assumptions used by market participants and transactional experience.

Debt securities

Bank loans, corporate debt and other debt obligations traded on a national exchange are valued based on quoted market prices and classified as Level 2. Debt investments that are not actively traded are generally based on discounted cash flows and classified as Level 3. The following table below presents the ranges of significant unobservable inputs used to value Level 3 assets as of December 31, 2024.

As of December 31, 2024
Investment Type	Fair value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Debt	$6,809	Income Approach	Discount Rate	9.99% - 22.48% (13.49%)
	245	Recent Transaction
Total Debt	$7,054

Equity/Other	248	Recent Transaction
Total Equity/Other	$248

As of June 30, 2024
Investment Type	Fair value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Debt	$7,193	Income Approach	Discount Rate	9.09% - 25.03% (13.81%)
	578	Recent Transaction
Total Debt	$7,771

Equity/Other	10	Market Approach	Earnings Multiple	7.5
Total Equity/Other	$10

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

As of December 31, 2024, investments in private funds include investments in Monomoy UpREIT, Monomoy REIT and Monomoy Properties II, LLC (MP II), each of which are managed by a wholly-owned subsidiary of the Company, in addition to private funds managed by third-party investment managers. During the three months ended December 31, 2024, $4.0 million of our investment in Monomoy UpREIT was transferred to Monomoy REIT via an in-kind contribution which represents a non-cash transaction. As of June 30, 2024, investments in private funds includes investments in Monomoy UpREIT, MP II and Great Elm Opportunities Fund I, LP Series D (GEOF Series D), each of which is managed by a wholly-owned subsidiary of the Company, in addition to private funds managed by third-party investment managers. The private funds generally allow redemptions annually with 60-90 days’ notice. There is no set duration for the private funds.

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

During the three and six months ended December 31, 2024, the Company capitalized costs of $1.2 million and $1.3 million, respectively, within real estate assets, net on its condensed consolidated balance sheet, representing the development and construction costs directly identifiable with the two real estate projects.

On June 18, 2024, MBTS sold one of its developments for consideration totaling $7.8 million. At closing, MBTS funded two escrow accounts as part of its performance obligation to seller for construction completion. During the three months ended December 31, 2024, the performance obligation was met and the related escrow accounts were released.

In December 2024, the second development was substantially completed and the lease commenced. Upon completion, the Company capitalized the cost of the development and began to depreciate the asset over its expected useful life of 39 years. During the three months ended December 31, 2024, the Company recognized approximately $0.01 million of depreciation expense in connection with the development.

The lease is through December 2034 and contains two five year extensions. For the three months ended December 31, 2024, lease income relating to lease payments was approximately $43,000.

The following table summarizes the base rents for the remaining lease term:

(in thousands)	December 31, 2024
For the year ending December 31, 2025	$473
For the year ending December 31, 2026	483
For the year ending December 31, 2027	492
For the year ending December 31, 2028	502
Thereafter	3,232
Total base rent	$5,182

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

The Company’s long-term debt is summarized in the following table:

(in thousands)	December 31, 2024	June 30, 2024
GEGGL Notes	$26,945	$26,945
Total principal	$26,945	$26,945
Unamortized debt discounts and issuance costs	(714)	(855)
Long-term debt	26,231	26,090

During the three and six months ended December 31, 2024, the Company incurred interest expense of $0.6 million and $1.1 million, on long-term debt. During the three and six months ended December 31, 2023, the Company incurred interest expense of $0.6 million and $1.1 million, respectively, attributed to its long-term debt. See Note 8 - Convertible Notes for interest expense on Convertible Notes.

The GEGGL Notes include covenants that limit additional indebtedness or the payment of dividends subject to compliance with a net consolidated debt to equity ratio of 2:1. As of December 31, 2024, our net consolidated debt to equity ratio is 0.3:1.0.

8. Convertible Notes

As of December 31, 2024 and June 30, 2024, the total outstanding principal balance of convertible notes due on February 26, 2030 (the Convertible Notes) was $36.4 million and $35.5 million, including cumulative interest paid in-kind. The Convertible Notes are held by a consortium of investors, including $16.6 million issued to certain related parties as of December 31, 2024.

The Convertible Notes accrue interest at 5.0% per annum, payable semiannually in arrears on June 30 and December 31, commencing June 30, 2020, in cash or in kind at the option of the Company. Each $1,000 principal amount of the Convertible Notes are convertible into 288.0018 shares of the Company’s common stock, subject to the terms therein, prior to maturity at the option of the holder. Funds managed by ICAM currently own approximately $8.1 million aggregate principal amount of the Convertible Notes, which are currently convertible into approximately 2,341,572 shares of the Company’s common stock. ICAM has agreed to not convert its
Convertible Notes into shares of the Company’s common stock prior to November 2025. Mr. Drapkin and funds managed by Northern Right Capital Management, L.P. (Northern Right) currently own approximately $7.6 million aggregate principal amount of the Convertible Notes, which are currently convertible into approximately 2,195,232 shares of the Company's common stock. Mr. Drapkin and certain funds managed by Northern Right have agreed not to convert its notes into shares of the Company's common stock prior to January 1, 2026.

The Company may, subject to compliance with the terms of the Convertible Notes, effect the conversion of some or all of the Convertible Notes into shares of common stock, subject to certain liquidity and pricing requirements, as specified in the Convertible Notes.

The embedded conversion feature in the Convertible Notes qualifies for the scope exception to derivative accounting in FASB ASC Topic 815, Derivatives and Hedging, for certain contracts involving a reporting entity’s own equity. The Company incurred $1.2 million in issuance costs on the original issuance. The debt issuance costs are being amortized over the 10-year term and are netted with the principal balance on our condensed consolidated balance sheets. As of December 31, 2024 and June 30, 2024, the remaining balance of unamortized debt issuance costs was $0.5 million and $0.6 million, respectively.

During the three and six months ended December 31, 2024, the Company incurred interest expense of $0.5 million and $0.9 million, respectively, related to the Convertible Notes, inclusive of non-cash interest related to amortization of debt issuance costs. During the three and six months ended December 31, 2023, the Company incurred interest expense of $0.5 million and $1.0 million, respectively, related to the Convertible Notes, inclusive of non-cash interest related to amortization of debt issuance costs.

9. Share-Based and Other Non-Cash Compensation

Restricted Stock Awards and Restricted Stock Units

The following table presents activity related to the Company’s restricted stock awards and restricted stock units for the three and six months ended December 31, 2024:

Restricted Stock Awards and Restricted Stock Units	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2024	1,597	$1.96
Granted	260	1.92
Vested	(720)	2.07
Forfeited	(250)	1.96
Outstanding at December 31, 2024	887	$1.87

Restricted stock awards and restricted stock units have vesting terms between 1-4 years and are subject to service requirements. During the six months ended December 31, 2024, the Company granted 259,558 restricted stock awards and did not grant any shares of restricted stock units.

Stock Options

The following table presents activity related to the Company’s stock options for the six months ended December 31, 2024:

Stock Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2024	3,264	$2.70	6.44	$-
Options granted	-	-	-	-
Forfeited, cancelled or expired	(264)	4.18	-	-
Outstanding at December 31, 2024	3,000	$3.60	6.49	$-
Exercisable at December 31, 2024	1,006	$3.60	2.78	$-

Stock-Based Compensation Expense

Stock-based compensation expense related to all restricted stock awards, restricted stock units, and stock options totaled $0.4 million and $1.0 million, respectively, for the three and six months ended December 31, 2024. Stock-based compensation expense related to all restricted stock awards, restricted stock units, and stock options totaled $0.6 million and $1.3 million for the three and six months ended December 31, 2023, respectively. As of December 31, 2024, the Company had unrecognized compensation costs related to all unvested restricted stock awards and stock options totaling $1.3 million.

Non-Employee Director Deferred Compensation Plan

In December 2020, the Company established the Great Elm Group, Inc. Non-Employee Directors Deferred Compensation Plan allowing non-employee directors to defer their cash and/or equity compensation under a non-revocable election for each calendar year. Such compensation is deferred until the earlier of 3 years from the original grant date of such compensation, termination of service, or death, and is payable in common stock shares. As of December 31, 2024, there were 108,284 restricted stock awards and restricted stock units that were deferred under this plan (and thus included in the number of restricted stock awards and restricted stock units outstanding as of that date).

Other Non-Cash Compensation

During the six months ended December 31, 2024, the Company issued compensation to certain employees in the form of GECC common shares to be settled with GECC shares currently held by the Company. The total value of GECC shares awarded for the six months ended December 31, 2024 was $1.3 million, of which $0.3 million vested immediately, and the balance will vest annually pro-rata over two- and three-year periods. Related compensation expense was $0.4 million and $0.8 million for the three and six months ended December 31, 2024.

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

12. Subsequent Events

In January 2025, the Company issued a promissory note to Monomoy REIT for up to $10 million (the Promissory Note) of which $4.5 million was drawn upon issuance. The Promissory Note accrues interest at 8.0% per annum payable semi-annually in arrears. The Promissory Note matures in January 2026.

On February 4, 2025, the Company acquired the assets of Greenfield CRE, a leading construction management company and longstanding partner of Monomoy CRE, LLC. In connection with the acquisition, we formed Monomoy Construction Services, LLC (“MCS”), a wholly owned subsidiary of GEG, and combined Greenfield’s assets with the assets of Monomoy BTS Construction Management LLC to launch an integrated, full-service construction business. MCS will be dedicated to serving Great Elm’s various real estate verticals, as well as expanding its existing third-party consulting business.

.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

GEG is a publicly-traded alternative asset management company focused on growing a scalable and diversified portfolio of long-duration and permanent capital vehicles across credit, real estate, specialty finance, and other alternative strategies. GEG and its subsidiaries currently manage GECC, a publicly-traded business development company, and Monomoy UpREIT, an industrial-focused real estate investment trust, in addition to other investment vehicles. The combined assets under management of these entities at December 31, 2024 was approximately $751 million.

GEG continues to explore other investment management opportunities, as well as opportunities in other areas that it believes provide attractive risk-adjusted returns on invested capital. As of the date of this report, GEG had no unfunded binding commitments to make additional investments.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are monitored and analyzed by our management for changes in facts and circumstances, and material changes in these estimates could occur in the future. During the six months ended December 31, 2024 we did not make material changes in our critical accounting policies or underlying assumptions as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 as it relates to normal and recurring transactions.

Results of Operations

The following table provides the results of our consolidated operations:

	For the three months ended December 31,			For the six months ended December 31,
(in thousands)	2024	Percent Change	2023	2024	Percent Change	2023
Revenues	$3,507	24%	$2,819	$7,499	22%	$6,129
Cost of Revenues	(458)	NM	-	(1,093)	NM	-
Operating costs and expenses:
Investment management expenses, excluding non-cash compensation	(2,948)	21%	(2,429)	(5,185)	8%	(4,786)
Non-cash compensation	(755)	(10)%	(839)	(1,872)	8%	(1,726)
Other selling, general and administrative	(1,039)	(47)%	(1,964)	(2,765)	(14)%	(3,197)
Depreciation and amortization	(284)	0%	(283)	(557)	(2)%	(566)
Total operating costs and expenses	(5,026)		(5,515)	(10,379)		(10,275)
Operating loss	(1,977)		(2,696)	(3,973)		(4,146)
Other income (expense):
Interest expense	(1,030)	(3)%	(1,061)	(2,058)	(3)%	(2,123)
Other income (expense), net	4,361	24%	3,518	10,359	18%	8,788
Total other income (expense), net	3,331		2,457	8,301		6,665
(Loss) income before income taxes from continuing operations	$1,354		$(239)	$4,328		$2,519

Revenue

Revenues for the three months ended December 31, 2024 increased $0.7 million as compared to the three months ended December 31, 2023 primarily due to the recognition of $0.6 million of real estate property sales earned in the current quarter whereas there were no corresponding real estate property sales in the prior year period. An additional $0.3 million of management fees were also recognized in the three months ended December 31, 2024 compared to the prior year period due to increased assets under management at GECC. This increase was offset by a reduction in Incentive Fees of $0.2 million compared to the prior year period.

Revenues for the six months ended December 31, 2024 increased $1.4 million as compared to the six months ended December 31, 2023 primarily due to the recognition of $1.2 million of real estate property sales earned in the current year whereas there were no corresponding real estate property sales in the prior year. An additional $0.6 million of management fees were also recognized in the six months ended December 31, 2024 compared to the prior year period due to increased assets under management at GECC. This increase was offset by a reduction in Incentive Fees of $0.6 million compared to the prior year period.

Operating Costs and Expenses

Investment management expenses for the three and six months ended December 31, 2024 increased $0.5 million and $0.4 million, respectively, as compared to the corresponding prior year periods primarily driven by increased personnel due to business growth. Other selling, general and administrative expenses for the three and six months ended December 31, 2024 decreased $0.9 million and $0.4 million, respectively, as compared to the corresponding prior year periods, as the prior year periods included certain one-time professional fees associated with strategic initiatives and transactions which did not recur in the current year periods.

Other Income (Expense)

Other income (expense), net includes dividend and interest income and net realized and unrealized gains and losses. For the three and six months ended December 31, 2024, interest income decreased $0.5 million and $1.0 million, respectively, as compared to the corresponding prior year periods, due to changes in the investment portfolio shifting away from interest earning marketable securities into other strategic private investments.

Net realized and unrealized gains and losses generally consist of unrealized mark-to-market adjustments on investments and the gain or loss realized on the sale of investments. For the three and six months ended December 31, 2024, realized and unrealized gain increased by $1.2 million and $1.7 million, respectively, as compared to the corresponding prior year periods. These gains were primarily driven by unrealized gains of $1.0 million and $4.4 million recorded in the three and six months ended December 31, 2024, respectively, on investments in special purpose vehicles which were not held in the prior year. These were partially offset by a decrease in our investment in GECC compared to the prior year period due to additional shares vesting in the current year.

Liquidity and Capital Resources

Cash Flows

Cash used in operating activities of our continuing operations for the six months ended December 31, 2024 was $9.8 million. The adjustments to reconcile our net income from continuing operations of $4.3 million to net cash used in operating activities included add-backs for various non-cash charges, such as $1.0 million of stock-based compensation expense, $1.1 million of non-cash interest and amortization of capitalized issuance costs, $0.6 million realized loss on investments and $0.6 million of depreciation and amortization, which was offset by a deduction of $6.8 million of unrealized gain on our investments, and the net negative change in our operating assets and liabilities of $12.0 million, including the impact of changes related to consolidated funds.

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

Cash provided by investing activities of our continuing operations for the six months ended December 31, 2024 were $9.9 million, which includes purchases of investments in held-to-maturity securities of $7.4 million and investments in portfolio funds of $3.9 million, offset by proceeds from settlement of held-to-maturity investments of $17.5 million and redemption of investments of $3.9 million.

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

Cash used in financing activities of our continuing operations for the six months ended December 31, 2024 were $5.5 million primarily due to stock repurchases.

Cash flows provided by financing activities of our continuing operations for the six months ended December 31, 2023 were $6.9 million related to capital activity of Consolidated Funds.

Financial Condition

As of December 31, 2024, we had an unrestricted cash balance of $44.3 million, as compared to an unrestricted cash balance of $48.1 million as of June 30, 2024. We also held 1,438,079 shares of GECC common stock with an estimated fair value of $15.8 million as of December 31, 2024, as compared to 1,518,162 shares of GECC common stock with an estimated fair value of $16.2 million as of June 30, 2024. We believe we have sufficient liquidity available to meet our short-term and long-term obligations for at least the next 12 months.

Borrowings

As of December 31, 2024, the Company had $26.9 million in outstanding aggregate principal amount of 7.25% notes due on June 30, 2027 (the GEGGL Notes). Interest on the GEGGL Notes is paid quarterly. The GEGGL Notes include covenants that limit additional indebtedness or the payment of dividends in the event that our net consolidated debt to equity ratio is, or would be on a pro forma basis, greater than 2 to 1. In addition, if our net consolidated debt to equity ratio is greater than 2 to 1 at the end of any calendar quarter, we must retain no less than 10% of our excess cash flow as cash and cash equivalents until such time as our net consolidated debt to equity ratio is less than 2 to 1 at the end of a calendar quarter.

As of December 31, 2024, the Company had $36.4 million principal balance in convertible notes outstanding (including cumulative interest paid in-kind). The convertible notes are held by a consortium of investors, including related parties. The convertible notes accrue interest at 5.0% per annum, payable semiannually in arrears on June 30 and December 31, in cash or in kind at the option of the Company. The convertible notes are due on February 26, 2030, but are convertible at the option of the holders, subject to the terms therein, prior to maturity into shares of our common stock. Upon conversion of any note, the Company will pay or deliver, as the case may be, to the noteholder, in respect of each $1,000 principal amount of notes being converted, shares of common stock equal to the conversion rate in effect on the conversion date, together with cash, if applicable, in lieu of delivering any fractional share of common stock. To date, all interest on these instruments has been paid in-kind.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the market risks discussed in Item 7A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Item 4. Controls and Procedures.

We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that the information we are required to disclose in reports that we file under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting for the quarter ended December 31, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In May 2024, the Company implemented a stock buyback program pursuant to Rule 10b5-1 and Rule 10b-18 under the Exchange Act authorizing us to repurchase up to 3,250,000 shares of our common stock in open market transactions through the close of business on the second full trading day following the filing with the SEC of the Company's Form 10-Q for the fiscal quarter ending September 30, 2024. This stock buyback program expired on November 14, 2024.

In November 2024, the Company implemented a stock buyback program pursuant to Rule 10b5-1 and Rule 10b-18 under the Exchange Act authorizing us to repurchase up to 2,300,000 shares of our common stock in open market transactions through the close of business on the second full trading day following the filing with the SEC of the Company's Form 10-Q for the fiscal quarter ending December 31, 2024 unless extended or terminated by our Board.

The following table summarizes common stock repurchases during the three months ended December 31, 2024:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of 10b5-1 Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2024	161,722	$1.81	161,722	1,890,790
November 1-30, 2024	1,149,628	$1.79	1,149,628	1,195,480
December 1-31, 2024	420,545	$1.78	420,545	774,935
Total	1,731,895	$1.79	1,731,895

(1) No shares were purchased other than through a publicly announced plan or program. All shares were purchased in open market transactions.

Item 5. Other Information.

During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of GEG adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

EXHIBIT INDEX

All references are to filings by Great Elm Group, Inc. (the registrant) with the SEC under File No. 001-39832.

Exhibit
Number Description

3.1	Certificate of Incorporation of Great Elm Group, Inc., dated October 23, 2020 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 29, 2020)

3.2	Amended and Restated Bylaws of Great Elm Group, Inc., dated November 14, 2022 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 14, 2022)

10.2	Voting Waiver Agreement, dated October 29, 2024, by and between Jason W. Reese and Great Elm Group, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 29, 2024)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Great Elm Group, Inc. Clawback Policy Effective November 16, 2023

101

Materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in inline Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related Notes to the Condensed Consolidated Financial Statements, tagged in detail (furnished herewith).

104	The cover page from the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in inline XBRL (included as Exhibit 101).

*Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT ELM GROUP, INC.

Date: February 5, 2025	/s/ Jason W. Reese
Jason W. Reese
Chief Executive Officer & Chairman

Date: February 5, 2025	/s/ Keri A. Davis
Keri A. Davis
Chief Financial Officer & Chief Accounting Officer