Form 10-Q
period 2025-03-31
Great Elm Group, Inc.
filed 2025-05-07
CIK 1831096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 2, 2025, there were 27,940,476 shares of the registrant’s common stock outstanding.

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2025 and June 30, 2024	3
	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2025 and 2024	4
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2025, December 31, 2024 and September 30, 2024 Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2024, December 31, 2023 and September 30, 2023	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2025 and 2024	6
	Unaudited Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION		28

Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 5.	Other Information	28
Item 6.	Exhibits	29

SIGNATURES		30

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
▪
conditions in the equity capital markets and debt capital markets as well as the economy generally, including market uncertainty regarding global trade policies and tariffs, changes to interest rates and inflationary pressures;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Great Elm Group, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

Dollar amounts in thousands (except per share data)

ASSETS	March 31, 2025	June 30, 2024
Current assets
Cash and cash equivalents	$31,528	$48,147
Restricted cash	-	1,571
Receivables from managed funds	8,244	2,259
Investments in marketable securities	-	9,929
Investments, at fair value	47,955	44,585
Prepaid and other current assets	3,048	1,215
Real estate assets, net	7,981	5,769
Related party loan receivable	7,500	-
Assets of Consolidated Funds:
Cash and cash equivalents	3,221	2,371
Investments, at fair value	11,345	11,471
Other assets	236	253
Total current assets	121,058	127,570
Identifiable intangible assets, net	12,245	11,037
Goodwill	470	-
Right-of-use assets	1,690	225
Other assets	1,727	1,614
Total assets	$137,190	$140,446
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,030	$317
Accrued expenses and other current liabilities	4,463	7,009
Current portion of related party payables	254	634
Current portion of lease liabilities	346	137
Liabilities of Consolidated Funds:
Payable for securities purchased	204	100
Accrued expenses and other liabilities	171	162
Total current liabilities	7,468	8,359
Lease liabilities, net of current portion	1,352	57
Long-term debt (face value $26,945)	26,302	26,090
Convertible notes (face value $36,380 and $35,494, including $16,578 and $16,174 held by related parties, respectively)	35,864	34,900
Other liabilities	889	845
Total liabilities	71,875	70,251
Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 authorized and zero outstanding	-	-
Common stock, $0.001 par value; 350,000,000 shares authorized and 28,687,736 shares issued and 26,687,301 outstanding at March 31, 2025; and 31,875,285 shares issued and 30,494,448 outstanding at June 30, 2024	25	30
Additional paid-in-capital	3,310,838	3,315,638
Accumulated deficit	(3,253,636)	(3,252,954)
Total Great Elm Group, Inc. stockholders' equity	57,227	62,714
Non-controlling interests	8,088	7,481
Total stockholders' equity	65,315	70,195
Total liabilities and stockholders' equity	$137,190	$140,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

Amounts in thousands (except per share data)

	For the three months ended March 31,		For the nine months ended March 31,
	2025	2024	2025	2024
Revenues	$3,209	$2,787	$10,708	$8,916
Cost of revenues	(11)	-	1,082	-
Operating costs and expenses:
Investment management expenses	4,033	2,733	10,522	8,334
Depreciation and amortization	361	271	918	837
Selling, general and administrative	1,362	1,630	4,674	5,738
Expenses of Consolidated Funds	19	22	40	22
Total operating costs and expenses	5,775	4,656	16,154	14,931
Operating loss	(2,555)	(1,869)	(6,528)	(6,015)
Dividends and interest income	1,481	2,359	4,606	6,417
Net realized and unrealized gain (loss)	(2,439)	(2,753)	3,767	1,735
Net realized and unrealized gain (loss) on investments of Consolidated Funds	(338)	131	(89)	245
Interest and other income of Consolidated Funds	389	323	1,168	451
Interest expense	(1,039)	(1,074)	(3,097)	(3,197)
(Loss) income before income taxes from continuing operations	(4,501)	(2,883)	(173)	(364)
Income tax benefit (expense)	-	-	-	-
Net (loss) income from continuing operations	(4,501)	(2,883)	(173)	(364)
Discontinued operations:
Net income from discontinued operations	-	-	-	16
Net (loss) income	$(4,501)	$(2,883)	$(173)	$(348)
Less: net (loss) income attributable to non-controlling interest, continuing operations	(4)	217	509	328
Net (loss) income attributable to Great Elm Group, Inc.	$(4,497)	$(3,100)	$(682)	$(676)
Net (loss) income attributable to shareholders per share
Basic	$(0.17)	$(0.10)	$(0.02)	$(0.02)
Diluted	(0.17)	(0.10)	(0.02)	(0.02)
Weighted average shares outstanding
Basic	26,915	30,066	28,000	29,844
Diluted	26,915	30,066	28,000	29,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Amounts in thousands

	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Group, Inc. Stockholders'	Non- controlling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
BALANCE, June 30, 2024	30,494	$30	$3,315,638	$(3,252,954)	$62,714	$7,481	70,195
Net income	-	-	-	2,639	2,639	335	2,974
Issuance of common stock related to vesting of restricted stock	528	-	-	-	-	-	-
Distributions from Consolidated Funds	-	-	-	-	-	(136)	(136)
Stock repurchases	(2,279)	(2)	(2,107)	-	(2,109)	-	(2,109)
Stock-based compensation	-	-	660	-	660	-	660
BALANCE, September 30, 2024	28,743	$28	$3,314,191	$(3,250,315)	$63,904	$7,680	$71,584
Net income	-	-		1,176	1,176	178	1,354
Issuance of common stock related to vesting of restricted stock	139	-	-	-	-	-	-
Distributions from Consolidated Funds	-	-		-	-	(134)	(134)
Stock repurchases	(1,732)	(2)	(3,120)	-	(3,122)	-	(3,122)
Stock-based compensation	-	-	376	-	376	-	376
BALANCE, December 31, 2024	27,150	$26	$3,311,447	$(3,249,139)	$62,334	$7,724	$70,058
Net loss	-	-	-	(4,497)	(4,497)	(4)	(4,501)
Issuance of common stock related to vesting of restricted stock	116	-	-	-	-	-	-
Contributions to Consolidated Funds	-	-	-	-	-	500	500
Distributions from Consolidated Funds	-	-	-	-	-	(132)	(132)
Stock repurchases	(579)	(1)	(1,085)	-	(1,086)	-	(1,086)
Stock-based compensation	-	-	476	-	476	-	476
BALANCE, March 31, 2025	26,687	$25	$3,310,838	$(3,253,636)	$57,227	$8,088	$65,315

	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Group, Inc. Stockholders'	Non- controlling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
BALANCE, June 30, 2023	29,547	$30	$3,315,378	$(3,251,566)	$63,842	$-	$63,842
Net income	-	-	-	2,774	2,774	-	2,774
Issuance of common stock related to vesting of restricted stock	322	-	-	-	-	-	-
Stock-based compensation	-	-	705	-	705	-	705
BALANCE, September 30, 2023	29,869	$30	$3,316,083	$(3,248,792)	$67,321	$-	$67,321
Net income (loss)	-	-	-	(350)	(350)	111	(239)
Issuance of common stock related to vesting of restricted stock	181	-	-	-	-	-	-
Issuance of interests in Consolidated Funds	-	-	-	-	-	6,900	6,900
Stock-based compensation	-	-	625	-	625	-	625
BALANCE, December 31, 2023	30,050	$30	$3,316,708	$(3,249,142)	$67,596	$7,011	$74,607
Net income (loss)	-	-	-	(3,100)	(3,100)	217	(2,883)
Issuance of common stock related to vesting of restricted stock	114	-	-	-	-	-	-
Issuance of interests in Consolidated Funds	-	-	-	-	-	350	350
Distributions from Consolidated Funds						(107)	(107)
Stock-based compensation	-	-	504	-	504	-	504
BALANCE, March 31, 2024	30,164	$30	$3,317,212	$(3,252,242)	$65,000	$7,471	$72,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Dollar amounts in thousands

	For the nine months ended March 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income from continuing operations	$(173)	$(364)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of real estate	(109)	-
Depreciation and amortization	918	837
Stock-based compensation	1,512	1,834
Unrealized gain on investments	(4,105)	(1,813)
Realized loss on investments	338	78
Non-cash interest and amortization of capitalized issuance costs	1,631	1,732
Change in fair value of contingent consideration	(6)	(518)
Other non-cash (income) expense, net	1,276	(406)
Adjustments to reconcile net loss to net cash used in operating activities of Consolidated Funds:
Purchase of investments by Consolidated Funds	(3,514)	(8,459)
Proceeds from principal payments of Consolidated Funds	3,725	426
Amortization of premium and accretion of discount, net	(70)	(15)
Net realized and unrealized (gains) losses on investments	89	(245)
Changes in operating assets and liabilities:
Receivables from managed funds	(5,985)	(1,092)
Prepaid and other assets	(1,506)	(2,143)
Real estate under development	(2,262)	(6,421)
Lease Liabilities	39	(25)
Related party payables	(374)	(1,199)
Accounts payable, accrued expenses and other liabilities	(1,768)	4,779
Changes in operating assets and liabilities of Consolidated Funds:
Cash and cash equivalents	(850)	(5,414)
Other assets	17	(233)
Accrued expenses and other liabilities	1	124
Net cash provided by (used in) operating activities - continuing operations	(11,176)	(18,537)
Net cash provided by (used in) operating activities - discontinued operations	-	-
Net cash provided by (used in) operating activities	(11,176)	(18,537)
Cash flows from investing activities:
Purchases of investments in held-to-maturity securities	(7,403)	(49,036)
Proceeds from settlement of held-to-maturity investments	17,500	50,000
Purchases of investments in trading securities	-	(11,440)
Proceeds from settlement of trading securities	34	-
Investments in portfolio funds	(4,450)	-
Acquisition of business	(2,500)	-
Related party loan receivable	(7,500)	-
Redemption of investments	3,886	-
Sales of investments	-	6,752
Other	(370)	(15)
Net cash provided by (used in) investing activities - continuing operations	(803)	(3,739)
Net cash provided by (used in) investing activities - discontinued operations	-	(947)
Net cash provided by (used in) investing activities	(803)	(4,686)

Great Elm Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

Dollar amounts in thousands

	For the nine months ended March 31,
	2025	2024
Cash flows from financing activities:
Contributions to non-controlling interests in Consolidated Funds	106	7,250
Distributions of non-controlling interests in Consolidated Funds	-	(107)
Stock repurchases	(6,317)	-
Net cash provided by (used in) financing activities - continuing operations	(6,211)	7,143
Net cash provided by (used in) financing activities - discontinued operations	-	-
Net cash provided by (used in) financing activities	(6,211)	7,143
Net increase (decrease) in cash and cash equivalents, including cash and cash equivalents classified within current assets held for sale	(18,190)	(16,080)
Net change in cash, cash equivalents and restricted cash	(18,190)	(16,080)
Cash, cash equivalents and restricted cash at beginning of period	49,718	60,165
Cash, cash equivalents and restricted cash at end of period	$31,528	$44,085

Cash paid for interest	$1,471	$1,465

Non-cash investing and financing activities
Non-cash contribution to Consolidated Funds	$-	$389

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on the Consolidated Balance Sheets to the total cash and cash equivalents and restricted cash on the Consolidated Statements of Cash Flows:

	March 31, 2025	June 30, 2024
Cash and cash equivalents	$31,528	$48,147
Restricted cash	-	1,571
Cash, cash equivalents and restricted cash	$31,528	$49,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025

1. Organization

Great Elm Group, Inc. (referred to as the Company or GEG) is an alternative asset management company incorporated in Delaware. The Company focuses on growing a scalable and diversified portfolio of long-duration and permanent capital vehicles across credit, real estate, specialty finance, and other alternative strategies.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Great Elm Capital Management, LLC (GECM), Great Elm Opportunities GP, Inc. (GEO GP), Great Elm Capital GP, LLC (GEC GP), Great Elm Investments, LLC (GEI), Great Elm FM Acquisition, Inc. (FM Acquisition), Great Elm DME Holdings, Inc. (DME Holdings), Monomoy CRE, LLC (MCRE), Monomoy BTS Construction Management, LLC (MCM), Monomoy Construction Services, LLC (MCS) and Monomoy BTS Corporation (MBTS). In addition, we have determined that the Company was the primary beneficiary of certain variable interest entities, and therefore the operations of those entities have been included in our consolidated results for the relevant periods.

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

The historical results of our Durable Medical Equipment (DME) business and related activity have been presented in the accompanying consolidated statements of operations for the three and nine months ended March 31, 2024 and cash flows for the nine months ended March 31, 2024 as discontinued operations. Unless otherwise specified, disclosures in these consolidated financial statements reflect continuing operations only.

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

Investments in Marketable Securities

Investments in marketable securities consist of debt securities, such as U.S. treasury bills, with original maturity exceeding 90 days. The Company classifies investments in debt securities as either trading, held-to-maturity, or available-for-sale. Securities are classified as trading if they are purchased and held principally for the purpose of selling in the near term and as held-to-maturity when the Company has both the positive intent and ability to hold the security to maturity. Investments in debt securities not classified as either trading or held-to-maturity are classified as available-for-sale securities. Trading securities are measured at fair value with unrealized gains and losses reported within net realized and unrealized gain (loss) on investments. Held-to-maturity securities are measured at amortized cost with realized gains and losses reported within net realized and unrealized gain (loss) on investments. Available-for-sale securities are measured at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss).

As of March 31, 2025, GEG had no investments in marketable securities.

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

Real Estate Assets, net

Real estate assets are classified as follows: (i) real estate assets (current), which includes real estate development projects that are finished or in the process of being developed and expected to be completed and disposed of within one year of the balance sheet date; (ii) real estate assets (non-current), which includes real estate development projects that are finished or in the process of being developed and expected to be completed and disposed of more than one year from the balance sheet date; and (iii) real estate held for sale, which includes land and completed improvements thereon that meet all of the “held for sale” criteria. As of March 31, 2025, there are no real estate assets which are non-current in nature.

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

Earnings per Share

The following table presents the calculation of basic and diluted net income (loss) per share:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands except per share amounts)	2025	2024	2025	2024
Numerator:
Net (loss) income from continuing operations	$(4,501)	$(2,883)	$(173)	$(364)
Less: net (loss) income attributable to non-controlling interest, continuing operations	(4)	217	509	328
Numerator for basic EPS - Net (loss) income from continuing operations attributable to Great Elm Group, Inc.	$(4,497)	$(3,100)	$(682)	$(692)

Net income from discontinued operations	-	-	-	16
Numerator for basic EPS - Net income from discontinued operations, attributable to Great Elm Group, Inc.	$-	$-	$-	$16
Effect of dilutive securities:
Interest expense associated with Convertible Notes, continuing operations	$-	$-	$-	$-
Numerator for diluted EPS - Net (loss) income from continuing operations attributable to Great Elm Group, Inc., after the effect of dilutive securities	$(4,497)	$(3,100)	$(682)	$(692)
Numerator for diluted EPS - Net income from discontinued operations, attributable to Great Elm Group, Inc.	$-	$-	$-	$16
Denominator:
Denominator for basic EPS - Weighted average shares of common stock outstanding	26,915	30,066	28,000	29,844
Effect of dilutive securities:
Restricted stock	-	-	-	-
Convertible Notes	-	-	-	-
Denominator for diluted EPS - Weighted average shares of common stock outstanding after the effect of dilutive securities	26,915	30,066	28,000	29,844
Net (loss) income attributable to shareholders per share(1)
Basic	$(0.17)	$(0.10)	$(0.02)	$(0.02)
Diluted	$(0.17)	$(0.10)	(0.02)	(0.02)

(1) Per share amounts from discontinued operations round to less than $0.01.

As of March 31, 2025, the Company had 3,005,747 potential shares of common stock issuable upon the exercise of stock options that are not included in the diluted net income (loss) per share calculation because to do so would be anti-dilutive for the three and nine months ended March 31, 2025. As of March 31, 2024, the Company had 3,264,424 potential shares of common stock issuable upon the exercise of stock options that are not included in the diluted net income (loss) per share calculation for the three and nine months ended March 31, 2024 because to do so would be anti-dilutive.

As of March 31, 2025 and 2024, the Company had an aggregate of 1,410,785 and 1,771,950 issued shares, respectively, that are not considered outstanding for accounting purposes since they are unvested and subject to forfeiture by the employees at a nominal price if service milestones are not met.

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

3. Acquisition

Greenfield Acquisition

On February 4, 2025, the Company acquired certain assets of Greenfield CRE (Greenfield), a construction management company and previous partner of MCRE (the Greenfield Acquisition). In connection with the acquisition, the Company formed MCS, a wholly owned subsidiary of GEG, and combined Greenfield's assets with the assets of MCM to launch an integrated, full-service construction business. MCS will be dedicated to serving the Company's various real estate businesses, as well as expanding its existing third-party consulting business. The Greenfield Acquisition was considered a business combination under ASC 805, Business Combinations, and accounted for using the acquisition method of accounting. The financial results of Greenfield are included in the Company's consolidated results for the period beginning on February 4, 2025.

The aggregate cash purchase price was approximately $2.5 million, inclusive of certain purchase price adjustments.

The Company has made a preliminary estimate of the allocation of the preliminary purchase price of Greenfield to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value as follows:

(in thousands)	March 31, 2025
Goodwill	$470
Intangible assets:
Customer related	1,690
Licenses	340
$2,500

The excess of the purchase price over the estimated fair values of the net assets acquired, including identifiable intangible assets, is recorded as goodwill. Goodwill is primarily attributable to the assembled workforce and expected synergies from combining operations.

The intangible assets acquired include customer-related intangibles and licenses with a weighted average estimated useful life of 15 years. The customer-related intangible was valued using a multi-period excess earnings method, an income approach, which values the intangible asset by discounting the direct cash flow expected to be generated by the customers, net of returns on contributory assets such as working capital, fixed assets, assembled workforce, etc. The licenses intangible asset was valued using a cost approach that reflects both the direct costs required to obtain the licenses and the lost profits the business would incur during the time it would take to acquire them if they weren’t already in place.

The Company is still evaluating the fair value of intangible assets, in addition to ensuring all other assets and liabilities have been identified and recorded. The Company has estimated the preliminary fair value of assets acquired and liabilities assumed based on information currently available and will continue to adjust those estimates as additional information pertaining to events or circumstances present at February 4, 2025 becomes available and final appraisals and analysis are completed. The Company will reflect measurement period adjustments, in the period in which the adjustments occur, and the Company will finalize its accounting for the acquisition within one year from February 4, 2025. A change in the fair value of the net assets may change the amount recognized to goodwill. In addition, the final fair value estimates related to the net assets acquired could impact the amount of amortization expense recorded associated with amounts allocated to intangible assets.

Revenues and operating loss before income taxes from MCS for the period from February 4, 2025 through March 31, 2025 amounted to approximately $0.3 million and $0.2 million, respectively. The Company incurred approximately $0.1 million of acquisition-related costs that were expensed in investment management expenses during the three and nine months ended March 31, 2025.

The following unaudited pro forma financial information presents the combined results of operations of the Company and Greenfield as if the companies had been combined as of July 1, 2023. The unaudited pro forma financial information includes the accounting effects of the business combination, including amortization of intangible assets. The unaudited pro forma financial information is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented, nor should it be taken as an indication of the Company’s future consolidated results of operations.

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2025	2024	2025	2024
Pro forma combined:
Revenue	3,262	5,074	10,638	12,724
Net income (loss)	(4,644)	(1,087)	(1,468)	1,939

4. Revenue

The Company's revenues are summarized in the following table:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2025	2024	2025	2024
Management fees	$1,808	$1,462	$5,253	$4,314
Incentive fees	169	663	1,573	2,676
Administration and service fees	424	362	1,083	1,051
Property management fees	307	300	913	875
Real estate property sales	-	-	1,192	-
Project management fees	365	-	515	-
Real estate rental income	136	-	179	-
Total revenues	$3,209	$2,787	$10,708	$8,916

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

Incentive Fees

The Company earns incentive fees based on the investment management agreements GECM has with GECC, Monomoy Properties II, LLC (MP II), a feeder fund of Monomoy Properties REIT, LLC (Monomoy REIT) and other private funds managed by GECM. Where an investment management agreement includes both management fees and incentive fees, the performance obligation is considered to be a single obligation for both fees. Incentive fees are variable consideration associated with the investment management agreements and therefore the recognition of such fees is deferred until the end of each fund's measurement period when the performance based incentive fee becomes fixed and determinable. Incentive fees are earned based on investment performance during the period, subject to the achievement of minimum return levels or high-water marks, in accordance with the terms of the respective investment management agreements. Incentive fees are typically 20% of the performance-based metric specified within each agreement. Incentive fees are recognized when it is determined that they are no longer probable of significant reversal. During the three and nine months ended March 31, 2025, the Company recorded revenue in respect to the incentive fees due from GECC of $0.2 million and $1.6 million, respectively.

Administration and Service Fees

The Company earns administration fees based on the administration agreement GECM has with GECC whereby GECC reimburses GECM for costs incurred in performing certain administrative functions. In addition, the Company earns service fees based on the management agreement MCRE has with Monomoy UpREIT. This revenue is recognized over time as the services are performed. Administration fees are billed quarterly in arrears, which is consistent with the timing of the delivery of services and reflect agreed upon rates for the services provided. The services are accounted for as a single performance obligation for each investment vehicle that is a series of distinct services with substantially the same pattern of transfer as the services are provided on a daily basis.

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

Real estate property sales

Real estate property sales will occur periodically when development projects are completed. Sales revenue and cost of sales revenue is generally recognized as control of the asset is transferred to the buyer and performance obligations are satisfied. Please see Note 7 - Real Estate for additional information regarding real estate under development.

Project Management Fees

MCM, a wholly owned subsidiary of MCRE, has entered into an owner’s representative agreement with respect to certain third party construction projects and earns project management fees for its services. MCS, a wholly-owned subsidiary of GEG, earns fees and is reimbursed certain expenses for providing construction management services.

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

The following tables summarize activity and outstanding balances between the managed investment products and the Company:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2025	2024	2025	2024
Net realized and unrealized gain (loss) on investments	$(2,423)	$(2,751)	$3,744	$1,838
Net realized and unrealized gain (loss) on investments of Consolidated Funds	(338)	131	(89)	245
Dividend income	1,006	1,613	3,001	3,444

(in thousands)	March 31, 2025	June 30, 2024
Dividends receivable	$307	$301
Investment management revenues receivable	2,751	1,684
Receivable for reimbursable expenses paid	5,186	274
Receivables from managed funds	$8,244	$2,259

Investment Management

GECM has agreements to manage the investment portfolios for GECC and other investment products, as well as to provide administrative services. Through June 30, 2024, GECM also had agreements with Monomoy UpREIT. The agreements with Monomoy UpREIT were transferred to MCRE on June 30, 2024. Under these agreements, GECM and MCRE receive management fees based on the managed assets (other than cash and cash equivalents) and rent collected, incentive fees based on the performance of those assets, and administration and service fees. See Note 4 - Revenue for additional discussions of the fee arrangements.

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

See Note 2 - Summary of Significant Accounting Policies for additional details.

Investments

As of March 31, 2025, the Company owns 1,438,079 shares of GECC (approximately 12.5% of the outstanding shares). Certain officers and directors of GECC are also officers and directors of GEG. Matthew A. Drapkin is a director of our Board of Directors and also the Chairman of GECC's Board of Directors, Adam M. Kleinman is our President, as well as the Chief Compliance Officer of GECC, Matt Kaplan is the President of GECM, as well as the President and Chief Executive Officer of GECC, and Keri A. Davis is our Chief Financial Officer, as well as the Chief Financial Officer of GECC.

The Company receives dividends from its investments in GECC and Monomoy UpREIT and earns unrealized gains and losses based on the mark-to-market performance of those investments. See Note 6 - Fair Value Measurements.

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

Other Transactions

GECM has shared personnel and reimbursement agreements for back-office personnel with ICAM. Jason W. Reese, the Chief Executive Officer and Chairman of the Company’s Board of Directors, is the Chief Executive Officer of ICAM, and Matt Kaplan, the President of GECM, is also a Managing Director of ICAM. Certain costs incurred under these agreements relate to human resources and other administrative services provided by ICAM employees, for the benefit of the Company and its subsidiaries, and are included in investment management expenses in the consolidated statements of operations. For the three and nine months ended March 31, 2025, such costs were $0.1 million and $0.4 million, respectively. For the three and nine months ended March 31, 2024, such costs were $0.1 million and $0.5 million, respectively. Other costs include operational or administrative services performed on behalf of the funds managed by GECM and are included in receivables from managed funds in the consolidated balance sheets. As of March 31, 2025 and June 30, 2024, costs of $0.1 million and $0.1 million, respectively, related to the shared services agreements were included in receivables from managed funds.

As of January 1, 2024, GECM also has a shared personnel and reimbursement agreement with ICAM whereby ICAM reimburses certain costs incurred by GECM related to administrative services provided by GECM employees for the benefit of ICAM. See Note 4 - Revenue for additional details.

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

See Note 6 - Fair Value Measurements for details on the contingent consideration payable to ICAM following the acquisition of the Monomoy UpREIT investment management agreement and Note 9 - Convertible Notes for details on the Convertible Notes issued to related parties.

In January 2025, the Company issued a promissory note to Monomoy REIT for up to $10.0 million (the Monomoy Note) of which $7.5 million was drawn as of March 31, 2025. The Monomoy Note accrues interest at 8.0% per annum payable semi-annually in arrears. The Monomoy Note matures in January 2026. For the three and nine months ended March 31, 2025, $0.1 million of interest income was recognized related to the Monomoy Note.

Additionally, as of March 31, 2025, MCRE and MCS have related party reimbursements due from Monomoy REIT of $3.7 million. Approximately $3.4 million represents amounts due for work-in-progress relating to one construction project in Monomoy REIT’s portfolio.

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

The assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized in the tables below:

	Fair Value as of March 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investments	$14,698	$-	$12,834	$27,532
Total assets within the fair value hierarchy	$14,698	$-	$12,834	$27,532
Investments valued at net asset value				$20,423
Total assets				$47,955

	Fair Value as of June 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investments	$16,267	$-	$5,265	$21,532
Debt securities	9,929	-	-	9,929
Total assets within the fair value hierarchy	$26,196	$-	$5,265	$31,461
Investments valued at net asset value				$23,053
Total assets				$54,514
Liabilities:
Contingent consideration liability	$-	$-	$428	$428
Total liabilities	$-	$-	$428	$428

There were no transfers between levels of the fair value hierarchy during the three and nine months ended March 31, 2025 and 2024.

The following is a reconciliation of changes in Level 3 assets:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2025	2024	2025	2024

Beginning balance	$13,122	$-	$5,265	$-
Purchases	-	6,000	3,300	6,000
Payments	64	-	146	-
Change in fair value	(352)	(2,870)	4,123	(2,870)
Ending balance	$12,834	$3,130	$12,834	$3,130

For the nine months ended March 31, 2025, the Level 3 assets had an unrealized gain of $4.1 million.

The following is a reconciliation of changes in Level 3 liabilities:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2025	2024	2025	2024

Beginning balance	$-	$962	$428	$1,903
Payments	-	-	(422)	(977)
Change in fair value	-	(554)	(6)	(518)
Ending balance	$-	$408	$-	$408

The assets of the Consolidated Funds measured at fair value on a recurring basis are summarized in the tables below:

	Fair Value as of March 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets of Consolidated Funds:
Equity investments	$-	$-	$231	$231
Debt securities	-	3,478	6,087	9,565
Total assets within the fair value hierarchy	$-	$3,478	$6,318	$9,796
Investments valued at net asset value				$1,549
Total assets				$11,345

	Fair Value as of June 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets of Consolidated Funds:
Equity investments	$-	$-	$10	$10
Debt securities	-	2,190	7,771	9,961
Total assets within the fair value hierarchy	$-	$2,190	$7,781	$9,971
Investments valued at net asset value				$1,500
Total assets				$11,471

The following is a reconciliation of changes in fair value of Level 3 assets of Consolidated Funds:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2025	2024	2025	2024

Beginning balance	$7,302	$2,007	$7,781	$-
Net Transfers	(573)	(461)	(503)	(461)
Purchases	155	3,230	859	5,141
Sales and Paydowns	(553)	(33)	(1,800)	(34)
Net Accretion	9	2	19	2
Change in fair value	(22)	50	(38)	147
Ending balance	$6,318	$4,795	$6,318	$4,795

For the three months ended March 31, 2025, the Level 3 assets still held as of the balance sheet date had a decrease in unrealized gain of $24,135.

Five investments with an aggregate fair value of $831,034 were transferred from Level 3 to Level 2 during the nine months ended March 31, 2025 as a result of increased pricing transparency. Three investments with an aggregate fair value of $156,528 were transferred from Level 2 to Level 3 during the nine months ended March 31, 2025 as a result of reduced pricing transparency.

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

Equity investments that do not have readily-available market prices utilize valuation models to determine fair value and are classified as Level 3. As of March 31, 2025, the Company had equity investments in three private companies that were valued using a discounted cash flows model with discount rates ranging from 9.6% - 11.1% (weighted average 10.3%). As of June 30, 2024, the Company had investments in two private companies that were valued using an options pricing model with a volatility ranging from 39.1% - 39.7% (weighted average 39.5%) and risk-free rates of 4.24% - 4.38% (weighted average 4.29%). The change in valuation technique was due to additional information about the assumptions used by market participants and transactional experience.

Debt securities

Bank loans, corporate debt and other debt obligations traded on a national exchange are valued based on quoted market prices and classified as Level 2. Debt investments that are not actively traded are generally based on discounted cash flows and classified as Level 3. The following table below presents the ranges of significant unobservable inputs used to value Level 3 assets as of March 31, 2025.

As of March 31, 2025
Investment Type	Fair value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Debt	$5,989	Income Approach	Discount Rate	9.67% - 20.04% (13.52%)
	98	Recent Transaction
Total Debt	$6,087

Equity/Other	231	Recent Transaction
Total Equity/Other	$231

As of June 30, 2024
Investment Type	Fair value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Debt	$7,193	Income Approach	Discount Rate	9.09% - 25.03% (13.81%)
	578	Recent Transaction
Total Debt	$7,771

Equity/Other	10	Market Approach	Earnings Multiple	7.5
Total Equity/Other	$10

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

As of March 31, 2025, investments in private funds include investments in Monomoy UpREIT, Monomoy REIT and MP II, each of which are managed by wholly-owned subsidiaries of the Company, in addition to private funds managed by third-party investment managers. During the three months ended December 31, 2024, $4.0 million of our investment in Monomoy UpREIT was transferred to Monomoy REIT via an in-kind contribution which represents a non-cash transaction. As of June 30, 2024, investments in private funds includes investments in Monomoy UpREIT, MP II and Great Elm Opportunities Fund I, LP Series D (GEOF Series D), each of which is managed by a wholly-owned subsidiary of the Company, in addition to private funds managed by third-party investment managers. The private funds generally allow redemptions annually with 60-90 days’ notice. There is no set duration for the private funds.

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

7. Real Estate

In January 2023, MBTS has completed the purchase of certain land parcels in Mississippi and Florida. MBTS completed its third purchase, a land parcel in Florida, in March 2025. Contemporaneously with the land purchases, MBTS entered into commercial lease agreements, as a lessor, in respect to the land parcels and build-to-suit improvements to be constructed thereon. The leases will commence upon substantial completion of the build-to-suit developments. The Company intends to sell the land and improvements with the attached leases at, or subsequent to, the respective lease commencement date.

During the three and nine months ended March 31, 2025, the Company capitalized costs of $1.5 million and $2.8 million, respectively, within real estate assets, net on its condensed consolidated balance sheet, representing the development and construction costs directly identifiable with the real estate projects.

On June 18, 2024, MBTS sold one of its developments for consideration totaling $7.8 million. At closing, MBTS funded two escrow accounts as part of its performance obligation to seller for construction completion. During the three months ended December 31, 2024 the performance obligation was met and the related escrow accounts were released.

In December 2024, a second development was completed and the lease commenced. Upon completion, the Company began to depreciate the asset over its expected useful life of 39 years. During the three and nine months ended March 31, 2025, the Company recognized depreciation expense totaling approximately $39,000 and $51,000 in connection with the asset, respectively.

The lease is through December 2034 and contains two five-year extensions. For the three and nine months ended March 31, 2025, lease income relating to lease payments was $0.1 million and $0.2 million, respectively.

The following table summarizes the base rents for the remaining lease term:

(in thousands)	March 31, 2025
For the year ending December 31, 2025	$379
For the year ending December 31, 2026	516
For the year ending December 31, 2027	526
For the year ending December 31, 2028	537
Thereafter	3,454
Total base rent	$5,412

8. Long-Term Debt

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

The Company’s long-term debt is summarized in the following table:

(in thousands)	March 31, 2025	June 30, 2024
GEGGL Notes	$26,945	$26,945
Total principal	$26,945	$26,945
Unamortized debt discounts and issuance costs	(643)	(855)
Long-term debt	26,302	26,090

During the three and nine months ended March 31, 2025, the Company incurred interest expense of $0.6 million and $1.7 million, respectively, attributed to its long-term debt. During the three and nine months ended March 31, 2024, the Company incurred interest expense of $0.6 million and $1.7 million, respectively, attributed to its long-term debt. See Note 5 - Related Party Transactions for interest expense on the Monomoy Note. See Note 9 - Convertible Notes for interest expense on Convertible Notes.

The GEGGL Notes include covenants that limit additional indebtedness or the payment of dividends subject to compliance with a net consolidated debt to equity ratio of 2:1. As of March 31, 2025, our net consolidated debt to equity ratio is 0.6:1.0.

9. Convertible Notes

As of March 31, 2025 and June 30, 2024, the total outstanding principal balance of convertible notes due on February 26, 2030 (the Convertible Notes) was $36.4 million and $35.5 million, including cumulative interest paid in-kind. The Convertible Notes are held by a consortium of investors, including $16.6 million issued to certain related parties as of March 31, 2025.

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

The embedded conversion feature in the Convertible Notes qualifies for the scope exception to derivative accounting in FASB ASC Topic 815, Derivatives and Hedging, for certain contracts involving a reporting entity’s own equity. The Company incurred $1.2 million in issuance costs on the original issuance. The debt issuance costs are being amortized over the 10-year term and are netted with the principal balance on our condensed consolidated balance sheets. As of March 31, 2025 and June 30, 2024, the remaining balance of unamortized debt issuance costs was $0.5 million and $0.6 million, respectively.

During the three and nine months ended March 31, 2025, the Company incurred interest expense of $0.5 million and $1.4 million, respectively, related to the Convertible Notes, inclusive of non-cash interest related to amortization of debt issuance costs. During the three and nine months ended March 31, 2024, the Company incurred interest expense of $0.5 million and $1.5 million, respectively, related to the Convertible Notes, inclusive of non-cash interest related to amortization of debt issuance costs.

10. Share-Based and Other Non-Cash Compensation

Restricted Stock Awards and Restricted Stock Units

The following table presents activity related to the Company’s restricted stock awards and restricted stock units for the three and nine months ended March 31, 2025:

Restricted Stock Awards and Restricted Stock Units	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2024	1,597	$1.96
Granted	1,003	1.84
Vested	(910)	2.03
Forfeited	(250)	1.96
Outstanding at March 31, 2025	1,440	$1.83

Restricted stock awards and restricted stock units have vesting terms between 1-4 years and are subject to service requirements. During the nine months ended March 31, 2025, the Company granted 1,002,773 restricted stock awards and did not grant any shares of restricted stock units.

Stock Options

The following table presents activity related to the Company’s stock options for the nine months ended March 31, 2025:

Stock Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2024	3,264	$2.70	6.44	$-
Forfeited, cancelled or expired	(258)	4.20	-	-
Outstanding at March 31, 2025	3,006	$2.57	6.24	$-
Exercisable at March 31, 2025	1,006	$3.60	2.53	$-

Stock-Based Compensation Expense

Stock-based compensation expense related to all restricted stock awards, restricted stock units, and stock options totaled $0.5 million and $1.5 million, respectively, for the three and nine months ended March 31, 2025. Stock-based compensation expense related to all restricted stock awards, restricted stock units, and stock options totaled $0.5 million and $1.8 million for the three and nine months ended March 31, 2024, respectively. As of March 31, 2025, the Company had unrecognized compensation costs related to all unvested restricted stock awards and stock options totaling $2.2 million.

Non-Employee Director Deferred Compensation Plan

In December 2020, the Company established the Great Elm Group, Inc. Non-Employee Directors Deferred Compensation Plan allowing non-employee directors to defer their cash and/or equity compensation under a non-revocable election for each calendar year. Such compensation is deferred until the earlier of 3 years from the original grant date of such compensation, termination of service, or death, and is payable in common stock shares. As of March 31, 2025, there were 35,469 restricted stock awards and restricted stock units that were deferred under this plan (and thus included in the number of restricted stock awards and restricted stock units outstanding as of that date).

Other Non-Cash Compensation

During the nine months ended March 31, 2025, the Company issued compensation to certain employees in the form of GECC common shares to be settled with GECC shares currently held by the Company. The total value of GECC shares awarded for the nine months ended March 31, 2025 was $1.3 million, of which $0.3 million vested immediately, and the balance will vest annually pro-rata over two and three-year periods. Related compensation expense was $0.3 million and $1.2 million for the three and nine months ended March 31, 2025, respectively.

11. Income Taxes

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

12. Commitments and Contingencies

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

.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

GEG is a publicly-traded alternative asset management company focused on growing a scalable and diversified portfolio of long-duration and permanent capital vehicles across credit, real estate, specialty finance, and other alternative strategies. GEG and its subsidiaries currently manage GECC, a publicly-traded business development company, and Monomoy UpREIT, an industrial-focused real estate investment trust, in addition to other investment vehicles. The combined assets under management of these entities at March 31, 2025 was approximately $768 million.

GEG continues to explore other investment management opportunities, as well as opportunities in other areas that it believes provide attractive risk-adjusted returns on invested capital. As of the date of this report, GEG had no unfunded binding commitments to make additional investments.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are monitored and analyzed by our management for changes in facts and circumstances, and material changes in these estimates could occur in the future. During the nine months ended March 31, 2025 we did not make material changes in our critical accounting policies or underlying assumptions as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 as it relates to normal and recurring transactions.

Results of Operations

The following table provides the results of our consolidated operations:

	For the three months ended March 31,			For the nine months ended March 31,
(in thousands)	2025	Percent Change	2024	2025	Percent Change	2024
Revenues	$3,209	15%	$2,787	$10,708	20%	$8,916
Cost of Revenues	11	NM	-	(1,082)	NM	-
Operating costs and expenses:
Investment management expenses, excluding non-cash compensation	(3,555)	53%	(2,330)	(8,740)	23%	(7,116)
Non-cash compensation	(796)	14%	(698)	(2,668)	10%	(2,426)
Other selling, general and administrative	(1,063)	(22)%	(1,357)	(3,828)	(16)%	(4,552)
Depreciation and amortization	(361)	33%	(271)	(918)	10%	(837)
Total operating costs and expenses	(5,775)		(4,656)	(16,154)		(14,931)
Operating loss	(2,555)		(1,869)	(6,528)		(6,015)
Other income (expense):
Interest expense	(1,039)	(3)%	(1,074)	(3,097)	(3)%	(3,197)
Other income (expense), net	(907)	NM	60	9,452	7%	8,848
Total other income (expense), net	(1,946)		(1,014)	6,355		5,651
(Loss) income before income taxes from continuing operations	$(4,501)		$(2,883)	$(173)		$(364)

Revenue

Revenues for the three months ended March 31, 2025 increased $0.4 million as compared to the three months ended March 31, 2024 primarily due to an additional $0.3 million of management fees recognized due to increased assets under management at GECC. Additionally, $0.4 million of project management fees were recognized for the three months ended March 31, 2025, related to our construction services business which we acquired in the current period. These increases were partially offset by a reduction in Incentive Fee revenue of $0.5 million compared to the prior year period due to restrictions on the underlying fund's ability to pay such fees until certain metrics are met.

Revenues for the nine months ended March 31, 2025 increased $1.8 million as compared to the nine months ended March 31, 2024 primarily due to the recognition of $1.2 million of real estate property sales earned in the current year whereas there were no corresponding real estate property sales in the prior year. An additional $0.9 million of management fees were also recognized in the nine months ended March 31, 2025 compared to the prior year period due to increased assets under management at GECC. Furthermore, $0.5 million of project management fees were recognized for the nine months ended March 31, 2025 related to our construction services business which was not around in the corresponding prior year period. These increases were offset by a reduction in Incentive Fees of $1.1 million compared to the prior year period.

Operating Costs and Expenses

Investment management expenses for the three and nine months ended March 31, 2025 increased $1.2 million and $1.6 million, respectively, as compared to the corresponding prior year periods primarily driven by increased personnel due to business growth. Additionally, a $0.5 million reduction in expense related to contingent consideration was recognized in the prior year periods which is not applicable in the current year period. Other selling, general and administrative expenses for the three and nine months ended March 31, 2025 decreased $0.3 million and $0.7 million, respectively, as compared to the corresponding prior year periods, due to a reduction in professional fees and other expenses.

Other Income (Expense)

Other income (expense), net includes dividend and interest income and net realized and unrealized gains and losses. For the three and nine months ended March 31, 2025, interest income decreased $0.4 million and $1.3 million, respectively, as compared to the corresponding prior year periods, due to changes in the investment portfolio shifting away from interest earning marketable securities into other strategic private investments. For the three and nine months ended March 31, 2025, dividend income decreased $0.6 million and $0.4 million, respectively, as compared to the corresponding prior year periods, primarily due to a one-time redemption on investment in the corresponding prior year period.

Net realized and unrealized gains and losses generally consist of unrealized mark-to-market adjustments on investments and the gain or loss realized on the sale of investments. For the three months ended March 31, 2025, realized and unrealized loss decreased by $0.3 million. Current period losses were primarily driven by a decrease in our investments in GECC of $1.2 million. For the nine months ended March 31, 2025, realized and unrealized gain increased by $2.0 million as compared to the corresponding prior year period. These gains were primarily driven by $3.1 million of gains related to the special purpose vehicle which had a significant loss in the corresponding prior year period. Additionally, unrealized gains of $1.1 million were recorded in the nine months ended March 31, 2025 on an investment in a special purpose vehicle which was not held in the prior year. These were partially offset by a decrease in our investment in GECC compared to the prior year period due to additional shares vesting in the current year and a decrease in share price.

Liquidity and Capital Resources

Cash Flows

Cash used in operating activities of our continuing operations for the nine months ended March 31, 2025 was $11.2 million. The adjustments to reconcile our net loss from continuing operations of $0.2 million to net cash used in operating activities included add-backs for various non-cash charges, such as $1.5 million of stock-based compensation expense, $1.6 million of non-cash interest and amortization of capitalized issuance costs, $0.3 million realized loss on investments and $0.9 million of depreciation and amortization, which was offset by a deduction of $4.1 million of unrealized gain on our investments, and the net negative change in our operating assets and liabilities of $12.5 million, including the impact of changes related to consolidated funds.

Cash used in operating activities of our continuing operations for the nine months ended March 31, 2024 were $18.5 million. The adjustments to reconcile our net loss from continuing operations of $0.4 million to net cash used in operating activities included add-backs for various non-cash charges, such as $1.8 million of stock-based compensation expense, $1.7 million of non-cash interest and amortization of capitalized issuance costs, and $0.8 million of depreciation and amortization, which was offset by deduction of $1.8 million of unrealized gain on our investments, and the net negative change in our operating assets and liabilities of $11.6 million, including the impact of changes related to consolidated funds.

Cash used in investing activities of our continuing operations for the nine months ended March 31, 2025 were $0.8 million, which includes related loan receivable of $7.5 million, purchases of investments in held-to-maturity securities of $7.4 million, investments in portfolio funds of $4.5 million and acquisition of business of $2.5 million, offset by proceeds from settlement of held-to-maturity investments of $17.5 million and redemption of investments of $3.9 million.

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

Cash used in financing activities of our continuing operations for the nine months ended March 31, 2025 were $6.2 million primarily due to stock repurchases.

Cash provided by financing activities of our continuing operations for the nine months ended March 31, 2024 were $7.1 million related to capital activity of Consolidated Funds.

Financial Condition

As of March 31, 2025, we had an unrestricted cash balance of $31.5 million, as compared to an unrestricted cash balance of $48.1 million as of June 30, 2024. We also held 1,438,079 shares of GECC common stock with an estimated fair value of $14.7 million as of March 31, 2025, as compared to 1,518,162 shares of GECC common stock with an estimated fair value of $16.2 million as of June 30, 2024. We believe we have sufficient liquidity available to meet our short-term and long-term obligations.

Borrowings

As of March 31, 2025, the Company had $26.9 million in outstanding aggregate principal amount of the GEGGL Notes. Interest on the GEGGL Notes is paid quarterly. The GEGGL Notes include covenants that limit additional indebtedness or the payment of dividends in the event that our net consolidated debt to equity ratio is, or would be on a pro forma basis, greater than 2 to 1. In addition, if our net consolidated debt to equity ratio is greater than 2 to 1 at the end of any calendar quarter, we must retain no less than 10% of our excess cash flow as cash and cash equivalents until such time as our net consolidated debt to equity ratio is less than 2 to 1 at the end of a calendar quarter.

As of March 31, 2025, the Company had $36.4 million principal balance in convertible notes outstanding (including cumulative interest paid in-kind). The convertible notes are held by a consortium of investors, including related parties. The convertible notes accrue interest at 5.0% per annum, payable semiannually in arrears on June 30 and December 31, in cash or in kind at the option of the Company. The convertible notes are due on February 26, 2030, but are convertible at the option of the holders, subject to the terms therein, prior to maturity into shares of our common stock. Upon conversion of any note, the Company will pay or deliver, as the case may be, to the noteholder, in respect of each $1,000 principal amount of notes being converted, shares of common stock equal to the conversion rate in effect on the conversion date, together with cash, if applicable, in lieu of delivering any fractional share of common stock. To date, all interest on these instruments has been paid in-kind.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the market risks discussed in Item 7A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Item 4. Controls and Procedures.

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that the information we are required to disclose in reports that we file under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting for the quarter ended March 31, 2025, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In November 2024, the Company implemented a stock buyback program pursuant to Rule 10b5-1 and Rule 10b-18 under the Exchange Act authorizing us to repurchase up to 2,300,000 shares of our common stock in open market transactions through the close of business on the second full trading day following the filing with the SEC of the Company's Form 10-Q for the fiscal quarter ending December 31, 2024 unless extended or terminated by our Board. This stock buyback program expired on February 7, 2025.

In February 2025, the Company implemented a stock buyback program pursuant to Rule 10b5-1 and Rule 10b-18 under the Exchange Act authorizing us to repurchase up to 1,800,000 shares of our common stock in open market transactions through the close of business on the second full trading day following the filing with the SEC of the Company's Form 10-Q for the fiscal quarter ending March 31, 2025 unless extended or terminated by our Board.

The following table summarizes common stock repurchases during the three months ended March 31, 2025:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of 10b5-1 Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2025	58,043	$1.80	58,043	716,892
February 1-28, 2025	288,006	$1.88	28,073	-
March 1-31, 2025	233,440	$1.85	1,724	1,798,276
Total	579,489	$1.87	87,840

(1) All shares were purchased in open market transactions.

Item 5. Other Information.

During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of GEG adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

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

101

Materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in inline Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related Notes to the Condensed Consolidated Financial Statements, tagged in detail (furnished herewith).

104	The cover page from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in inline XBRL (included as Exhibit 101).

*Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT ELM GROUP, INC.

Date: May 7, 2025	/s/ Jason W. Reese
Jason W. Reese
Chief Executive Officer & Chairman

Date: May 7, 2025	/s/ Keri A. Davis
Keri A. Davis
Chief Financial Officer & Chief Accounting Officer