Form 10-K
period 2025-06-30
Great Elm Group, Inc.
filed 2025-09-02
CIK 1831096

cc

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on December 31, 2024, was $26,595,541. This number does not include shares of common stock held by our investors Imperial Capital Asset Management, LLC and Northern Right Capital Management, L.P. and persons who are directors or executive officers.

The number of shares of the Registrant’s common stock outstanding as of August 26, 2025 was 28,996,787.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the annual meeting of stockholders of the Registrant, to be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended June 30, 2025, are incorporated by reference into Part III of this report.

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

We decided to invest in the asset management business because of our assessment of its ability to generate recurring free cash flows, its growth prospects and our Board of Directors’ (our Board) and employees’ industry expertise. GECM, our wholly-owned registered investment adviser subsidiary, is an investment adviser providing investment management services to GECC, as well as other private funds. MCRE, another wholly-owned subsidiary, provides investment management services to Monomoy UpREIT. The combined assets under management of these entities at June 30, 2025 was approximately $758.5 million.

GECC was established in 2016 and it elected to be treated as a business development company (BDC) under the Investment Company Act of 1940, as amended (the Investment Company Act). We own approximately 12.4% of GECC’s shares as of June 30, 2025. We earn dividends from these shares and may sell them to redeploy our capital in higher yielding opportunities.

Monomoy UpREIT is the operating partnership of Monomoy Properties REIT, LLC. Monomoy Properties REIT, LLC was formed in 2014 with the purpose of building an industry-leading single-tenant Industrial Outdoor Storage (IOS) focused portfolio specializing in net leased assets, specifically Class B & C warehouse, distribution & light manufacturing assets. We acquired the investment management agreement of Monomoy UpREIT in May 2022. We own approximately 5.1% of Monomoy UpREIT and approximately 4.0% of Monomoy Properties REIT, LLC.

GECM and MCRE, our wholly-owned subsidiaries, earn revenue through investment management agreements with each investment vehicle that provide for management fees, property management fees, incentive fees and/or administration fees. These fees are generally based on assets under management, rent collected, investment performance and allocable expenses incurred in the administration of these investment vehicles.

In January 2023, Monomoy BTS Corporation (MBTS), our wholly-owned subsidiary, completed the purchase of certain land parcels in Mississippi and Florida. MBTS completed its third purchase, a land parcel in Florida, in March 2025. Contemporaneously with the land purchases, MBTS entered into commercial lease agreements, as a lessor, in respect to the land parcels and build-to-suit improvements to be constructed thereon. The leases commence upon substantial completion of the build-to-suit developments and MBTS looks to sell the land and improvements with the attached leases at, or subsequent to, the respective lease commencement date. In June 2024, MBTS sold one of its developments and in December 2024, the lease for another development commenced.

As of June 30, 2025, we had $7.7 million of net operating loss carryforwards for federal income tax purposes.

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

Employees

We had 50 employees as of June 30, 2025.

Information about Great Elm on the Internet

We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at https://www.greatelmgroup.com/investors/ when such reports are available on the SEC’s website. We use our https://www.greatelmgroup.com/investors/ as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.

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

Risks Related to Our Business

Our growth strategy may not be successful. The process to identify potential investment opportunities and strategic transaction partners, to investigate and evaluate the future returns therefrom and business prospects thereof and negotiate definitive agreements with respect to such transactions on mutually acceptable terms can be time consuming and costly. We may fail to identify attractive opportunities or partners. Even if we do identify such opportunities, we are likely to encounter intense competition from other companies with similar business objectives to ours, including private equity and venture capital funds, sovereign wealth funds, special purpose acquisition companies (SPACs), investment firms with significantly greater financial and other resources and operating businesses competing for acquisitions. Many of these companies are well established, well financed and have extensive experience in identifying and effecting investment opportunities and strategic transactions. Moreover, we may fail to consummate identified opportunities because of regulatory or legal complexities, failure to obtain financing on attractive terms or at all or uncertainty and adverse developments in the U.S. or global economy, financial markets or geopolitical conditions. If we fail to identify attractive opportunities, or we fail to consummate identified investment opportunities, we may not be successful in growing our business and our business, results of operations, cash flows and financial condition could be adversely affected.

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

Subsequent to an investment, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment. Even if we conduct extensive due diligence on a target business that we invest in, we cannot assure you that this diligence will identify all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business or outside of our control will not later arise. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. If any of our investments do not perform as we expect, our revenue, income and cash flow would decline because of the value of our assets under management would decrease. We may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate covenants under our debt agreements. Accordingly, you could suffer a significant reduction in the value of your shares.

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

Changing conditions in financial markets and the economy could impact us through decreased revenues, losses or other adverse consequences. Global or regional changes in the financial markets or economic conditions could adversely affect our business in many ways, including the following:

▪
Limitations on the availability of credit could affect our ability to borrow on a secured or unsecured basis, which may adversely affect our liquidity and results of operations, which may in turn affect our ability to take advantage of investment opportunities. Global market and economic conditions have been disrupted and volatile in the last several years and may be in the future. Our cost and availability of funding could be affected by illiquid credit markets and wider credit spreads.
▪
Should one of our customers, debtors or competitors fail, our business prospects and revenue could be negatively impacted due to negative market sentiment causing customers to cease doing business with us and our lenders to cease extending credit to us, which could adversely affect our business, funding and liquidity.

Additionally, disruptions in the financial markets in recent years as a result of a variety of factors, including regional bank instability, high inflation and interest rates and tariffs and trade tensions, have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the financial markets, and led to general volatility in the financial markets, including with respect to market prices of publicly traded investments and asset valuations. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments. As a result, we may experience additional losses on our investments. Decreases in the market values of investments held within the underlying portfolios of managed funds could also lead to decreases in asset-based fee revenues.

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

We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. The increased use of smartphones, tablets and other mobile devices as well as cloud computing may also heighten these and other operational risks. We and our third-party providers are or may be the subject of attempted unauthorized access, computer viruses and malware, and cyberattacks designed to disrupt or degrade service or cause other damage and denial of service. Cyberattacks and other cyber incidents are occurring more frequently, are constantly evolving in nature, are becoming more sophisticated and are being carried out by groups and individuals (including criminal hackers, hacktivists, state-sponsored actors, criminal and terrorist organizations, individuals or groups participating in organized crime and insiders) with a wide range of expertise and motives (including monetization of corporate, payment or other internal or personal data, theft of computing resources, financial fraud, operational disruption, theft of trade secrets and intellectual property for competitive advantage and leverage for political, social, economic and environmental reasons). Such cyberattacks and cyber incidents can take many forms including cyber extortion, denial of service, social engineering, such as impersonation attempts to fraudulently induce employees or others to disclose information or unwittingly provide access to systems or data, introduction of viruses or malware, such as ransomware through phishing emails, website defacement or theft of passwords and other credentials, unauthorized use of computing resources for digital currency mining and business email compromises. There can be no assurance that such unauthorized access or cyber incidents will not occur in the future, and they could occur more frequently and on a larger scale. Legal liability arising from such risks could be significant and may harm our business. Many aspects of our business involve substantial risks of liability. Any failure of our systems, including from cyberattacks, cyber incidents or other reasons, could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

We earn a significant portion of our revenue pursuant to our investment management agreements. We earn a significant portion of our revenue through the investment management agreements (IMAs) we have through GECM and MCRE with various pooled investment vehicles, such as GECC and Monomoy UpREIT. The IMAs may be cancelled at the applicable counterparty’s discretion upon certain notice or upon the occurrence of certain events. We do not control the boards of directors of such pooled investment vehicles, and they may cancel our respective IMAs at their discretion without making any termination payment to us. GECM and MCRE's investment performance is a key element of retaining this business. We have recorded an intangible asset attributable to the IMAs that is being amortized over a 15-year economic life even though the IMAs are cancellable by the respective counterparties.

Moreover, the revenue we earn from management, incentive and/or administration fees under the IMAs is driven in part by the value of the assets under management at our pooled investment vehicles. If the value of assets under management at any of our pooled investment vehicles declines, the amount of fees we earn would also decline, which would have an adverse impact on our business, results of operations, cash flows and financial condition. The historical performance of our pooled investment vehicles should not be considered indicative of future results.

Difficult or changing market conditions can adversely affect our business in many ways, by reducing the value or performance of our funds (including our invested funds and funds invested by third parties) or by reducing the ability of our funds to raise or deploy capital, each of which could negatively impact our income and cash flow and adversely affect our financial condition. A significant portion of our revenue is tied to the value of assets under management at our pooled investment vehicles and other investments that we make in businesses in a variety of industries. As a result, of our business is affected by conditions in the financial markets and economic conditions and events throughout the world, such as interest rates, availability of credit, inflation rates, tariffs, trade policy, economic uncertainty from any of the foregoing or otherwise, changes in laws and regulations, market perceptions and other factors.

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

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Though we do not believe that our principal activities will subject us to the Investment Company Act, if we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expense and attention from management for which we have not accounted and which would have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

We may engage in investment opportunities or other business with one or more target businesses that have relationships with our executive officers, directors or existing holders which may raise potential conflicts of interest. In light of the involvement of our executive officers and directors with other entities in the investment management business and otherwise, we may decide to invest in, acquire or do business with one or more businesses affiliated with our executive officers, directors or existing shareholders. Our directors also serve as officers and board members for other entities. Such entities may compete with us and potential conflicts of interest may exist. Nonetheless, we could pursue an affiliate transaction if we determined that such affiliated entity met our criteria for an investment or a business combination and such transaction was approved by a majority of our disinterested directors and our audit committee.

We have only recently entered the construction management business. In February, we acquired certain assets of Greenfield CRE (Greenfield), a construction management company, which is a new business line for us. Although the Greenfield team became employees of our indirect wholly owned subsidiary, Monomoy Construction Services, LLC (MCS), in connection with the transaction, we do not have prior experience in the construction management industry and as a result, we may not be able to operate the business effectively.

We receive fees from construction management services we provide to our clients. Our revenue generated from this business line depends on the size of our projects and the number of projects we are able to manage. Many of our projects are small in size and therefore, the performance and results of the business also depends on our ability to manage a number of projects at one time and our ability to scale the business in terms of number and size of projects. Additionally, we face intense competition in this industry including from those competitors who possess more financial resources than us. As a result, we may not be able to continue to scale the business. If the number and size of our projects are less and/or smaller than our expectations or we are not able to scale the business effectively, our business, financial condition and results of operation would be adversely affected.

Furthermore, we engage trade partners in connection with the construction of our projects. We also subcontract portions of our contracts to subcontractors. An inability to contract with skilled trade partners at reasonable rates on a timely basis, or failures on the part of our subcontractors to perform as anticipated, could have an adverse impact on the results of operations of the business and in turn negatively affect our business, financial condition and results of operations as a whole.

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

We may issue additional shares of common stock or shares of our preferred stock to obtain additional financial resources, as acquisition currency or under employee incentive plans. Any future issuances of our common stock would dilute the interest of our stockholders and likely present other risks. Our certificate of incorporation authorizes our Board to issue shares of our common stock or preferred stock from time to time in their business judgment up to the amount of our then authorized capitalization. We may issue a substantial number of additional shares of our common stock and may issue shares of our preferred stock. These issuances:

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

Our common stockholders may experience significant dilution upon the issuance of common stock upon conversion of our 5.0% Convertible Senior Notes due 2030 (the Convertible Notes). The issuance of common stock upon conversion of some or all of the Convertible Notes will dilute the ownership interests of existing holders of shares of our common stock, which could cause the price of our common stock to decline, and further concentrate ownership in certain related parties. Furthermore, the number of shares of common stock to be issued upon conversion of the Convertible Notes may be substantially greater if the conversion rate is adjusted in accordance with the terms of the Convertible Notes. Holders of the Convertible Notes have the right to convert all or any portion of such notes at any time prior to February 22, 2030 into shares of our common stock at a conversion price of $3.4722 per share. Upon conversion of any note, we will pay or deliver, as the case may be, to the noteholder, in respect of each $1,000 principal amount of notes being converted, shares of common stock equal to the conversion rate in effect on the conversion date, together with cash, if applicable, in lieu of delivering any fractional share of common stock. We cannot predict or accurately forecast the total amount of shares of common stock that ultimately may be issued under the Convertible Notes. Further, the perception of these sales or issuances, or the conversion of the Convertible Notes, could impair our ability to raise additional capital through the sale of our equity securities.

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

GECM has implemented an information security policy governing cybersecurity risk, which is designed to facilitate the protection of sensitive or confidential business, client, investor and employee information that it stores or processes and the maintenance of critical services and systems. This program is based on recognized industry standards that we use to help us identify, assess and manage cybersecurity risks and is supported by both management and our Board. These processes and systems are designed to protect against unauthorized access of information, including by cyber-attacks. GECM's policies and processes include, as appropriate, encryption, data loss prevention technology, authentication technology, entitlement management, access control, anti-virus and anti-malware software, spam and phishing email filtering, and transmission of data over private networks. GECM’s processes and systems aim to prevent or mitigate two main types of cybersecurity risk: (1) cybersecurity risks associated with its physical and digital devices and infrastructure, and (2) cybersecurity risks associated with third parties, such as people and organizations who have access to its devices, infrastructure or confidential or sensitive information.

As a part of its cybersecurity program, GECM's cybersecurity processes and systems are reviewed and assessed by third parties. These third parties provide external expertise in all aspects of our cybersecurity program and assess and report on GECM’s compliance with applicable laws and regulations and its internal incident response preparedness, including benchmarking to best practices and industry frameworks. These third parties also help identify areas for continued focus and improvement. Annual penetration testing of its network, including critical systems and systems that store confidential or sensitive information, is conducted with third-party consultants and vulnerabilities are reviewed by Great Elm’s Information Technology & Security Committee (IT Committee), comprised of GECM's Chief Operating Officer and other members of Company management as well as its third-party IT consultant. In order to oversee and identify risks from cybersecurity threats associated with its use of large vendors and material third parties who will have access to sensitive data or client systems and facilities, GECM requires these parties to adhere to GECM's cybersecurity requirements prior to accessing such data. In addition, GECM performs periodic reviews of its critical vendors with the assistance of a third-party consultant to identify and assess the vendors’ security posture to reduce risk to the Company.

In May 2024, the SEC adopted amendments to Regulation S-P, which, beginning in December 2025, requiring investment companies and SEC-registered investment advisers to adopt written policies and procedures for incident response programs to address unauthorized access to, or use of, customer information, including providing notice to certain individuals affected by any such incident. GECM will need to comply with this amended rule beginning December 2025. With the SEC particularly focused on cybersecurity, we expect increased scrutiny of our policies and systems designed to manage cybersecurity risks and related disclosures.

GECM also provides its employees with cybersecurity awareness training at onboarding and semiannually, as well as interim security reminders and alerts. GECM’s third-party consultants conduct regular phishing tests and provide additional training as appropriate.

Governance and Oversight of Cybersecurity Risks

GECM’s cybersecurity program is managed by the IT Committee. The members of the IT Committee collectively have over fifty years of experience helping to oversee the information technology infrastructure and processes at GECM and other asset managers in both operations and IT infrastructure leadership roles. Third-party consultants with specific education and over 25 years' experience in IT Infrastructure and Cybersecurity are utilized to provide additional technical insight and recommendations. The IT Committee is responsible for supervising and interfacing with providers to implement GECM’s monitoring and alert response processes, vulnerability management, changes made to its critical systems, including software and network changes, and various other technological and administrative safeguards.

GECM has also developed an incident response framework to monitor the prevention, detection, mitigation and remediation of cybersecurity events. This framework is managed and implemented by the IT Committee, with support from their third-party consultants. The IT Committee alongside the General Counsel and Chief Compliance Officer of GECM are responsible for gathering information with respect to cybersecurity incidents, assessing their severity and determining potential responses, as well as communicating with business leaders and senior management, and the Board of Directors, as appropriate.

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

Impact of Cybersecurity Risks

As of the filing of this Form 10-K, we are not aware of any cyber-attacks that have occurred that have materially affected, or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. We acknowledge that we cannot eliminate all security risks within our organization, and we cannot guarantee that any undetected cybersecurity incidents have occurred. For additional information about these risks, see "Item 1A. Risk Factors" in this Annual Report on Form 10-K.

Item 2. Properties.

We currently lease office space for our principal executive office in Palm Beach Gardens, Florida. We lease additional office space in Boston, Massachusetts, which is non-cancellable through November 2029, and Charleston, South Carolina, which has a lease expiration date in September 2026.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the trading symbol “GEG”.

Record Holders

As of August 26, 2025, there were 54 record holders of our common stock.

Dividends

We do not currently intend to pay dividends on our common stock. The payment of dividends in the future is subject to legally available funds and the discretion of our Board and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that our Board may deem to be relevant.

Restrictions on Ownership

We have NOL carryforwards and other tax attributes, the amount and availability of which are subject to qualifications, limitations and uncertainties. In order to reduce the possibility that certain changes in ownership could result in limitations on the use of our tax attributes, our certificate of incorporation contains provisions which generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of 5% or more of the outstanding shares of common stock and the ability of persons or entities now owning 5% or more of the outstanding shares of common stock from acquiring additional common shares. We also have the Tax Rights Plan that restricts ownership of 4.99% or more of our outstanding shares of common stock. Persons that owned more than 4.99% of our common stock when the Tax Rights Plan was adopted were grandfathered as to their then-current holdings of our common stock. Our Board has granted limited waivers to certain investors to own more than 4.9% of our common stock, including funds managed by Northern Right Capital Management, L.P. (Northern Right), Imperial Capital Asset Management, LLC (ICAM) and PC Elfun LLC (PC Elfun). As of August 26, 2025, Northern Right and its affiliates, ICAM and its affiliates, and PC Elfun own approximately 17.4%, 22.0% and 11.0%, respectively, of the outstanding shares of our common stock. Ownership information is based on information in publicly available filings.

Stock Purchases

The following table summarizes common stock repurchases during the three months ended June 30, 2025:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of 10b5-1 Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2025	149,852	$1.89	149,852	1,648,424
May 1-31, 2025	267,723	$1.95	15,360	-
June 1-30, 2025	50,206	$2.17	-	1,575,000
Total	467,781	$1.97	165,212

(1) All shares were purchased in open market transactions.

In February 2025, the Company implemented a stock buyback program pursuant to Rule 10b5-1 under the Exchange Act authorizing us to repurchase up to 1,800,000 shares of our common stock in open market transactions through the close of business on the second full trading day following the filing with the SEC of the Company's Form 10-Q for the fiscal quarter ending March 31, 2025 unless extended or terminated by our Board. This stock buyback program expired on May 9, 2025.

In May 2025, the Company implemented a stock buyback program pursuant to Rule 10b5-1 under the Exchange Act authorizing us to repurchase up to 1,575,000 shares of our common stock in open market transactions through the close of business on the second full trading day following the filing with the SEC of the Company's Form 10-K for the fiscal year ended June 30, 2025 unless extended or terminated by our Board. No shares were repurchased under this plan in the quarter ending June 30, 2025.

In July 2025, the Board authorized an increase in the Company’s stock repurchase plan from $20 million to $25 million.

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

Overview

GEG is a publicly-traded alternative asset management company focused on growing a scalable and diversified portfolio of long-duration and permanent capital vehicles across credit, real estate, specialty finance, and other alternative strategies. GEG and its subsidiaries currently manage GECC, a publicly-traded BDC, and Monomoy UpREIT, an Industrial Outdoor Storage (ISO) focused real estate investment trust, in addition to other investment vehicles. The combined assets under management of these entities at June 30, 2025 was approximately $758.5 million.

GEG continues to explore other investment management opportunities, as well as opportunities in other areas that it believes provide attractive risk-adjusted returns on invested capital. As of the date of this report, GEG had no unfunded binding commitments to make additional investments.

In January 2023, MBTS completed the purchase of certain land parcels in Mississippi and Florida. MBTS completed its third purchase, a land parcel in Florida, in March 2025. Contemporaneously with the land purchases, MBTS entered into commercial lease agreements, as a lessor, in respect to the land parcels and build-to-suit improvements to be constructed thereon. The leases commence upon substantial completion of the build-to-suit developments and MBTS looks to sell the land and improvements with the attached leases at, or subsequent to, the respective lease commencement date. In June 2024, MBTS sold one of its developments and in December 2024, the lease for another development commenced. During the year ended June 30, 2025, GEG capitalized development costs of $3.4 million attributed to the cost of land and development and construction costs directly identifiable with the real estate projects.

On February 4, 2025, GEG acquired certain assets of Greenfield CRE (Greenfield), a construction management company and previous partner of MCRE (Greenfield Acquisition). In connection with the acquisition, the Company formed Monomoy Construction Services, LLC (MCS), a wholly owned subsidiary of GEG, and combined Greenfield's assets with the assets of Monomoy BTS Construction Management, LLC (MCM) to launch an integrated, full-service construction business. MCS will be dedicated to serving the Company's various real estate businesses, as well as expanding its existing third-party consulting business. The financial results of MCS are included in the Company's consolidated results for the period beginning on February 4, 2025.

Critical Accounting Estimates

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. On an on-going basis, the Company evaluates all of these estimates and assumptions. Actual results could be different from these estimates.

On January 3, 2023, we sold our DME business. The historical results of the DME business and related activity have been presented in the accompanying consolidated statements of operations for the year ended June 30, 2024 as discontinued operations. See Note 18 - Discontinued Operations in the accompanying Notes to the Consolidated Financial Statements. Following presentation of our DME business as discontinued operations, the Company views its operations and manages its business as one operating segment focused on growing a scalable and diversified portfolio of long-duration and permanent capital vehicles across credit, real estate, specialty finance, and other alternative strategies.

Business Combinations

Business combinations are accounted for at fair value. Acquisition costs are expensed as incurred and recorded in selling, general and administrative expenses. Measurement period adjustments are made in the period in which the amounts are determined and the current period income effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. All changes that do not qualify as measurement period adjustments are also included in current period earnings. The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration if applicable, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of finite-lived intangible assets, or the recognition of additional consideration which would be expensed.

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

New Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements.

Results of Operations

Continuing Operations

The following table provides the consolidated results of our continuing operations:

	For the twelve months ended June 30,
(in thousands)	2025	Percent Change	2024
Revenues	$16,316	(9)%	$17,834
Cost of Revenues	1,082	(80)%	5,526
Operating costs and expenses:
Investment management expenses, excluding non-cash compensation	(13,079)	35%	(9,723)
Non-cash compensation	(3,450)	11%	(3,113)
Other selling, general and administrative	(5,459)	(12)%	(6,202)
Depreciation and amortization	(1,249)	13%	(1,108)
Total operating costs and expenses	(23,237)		(20,146)
Operating loss	(8,003)		(7,838)
Other income (expense):
Interest expense	(4,157)	(4)%	(4,334)
Other income (expense), net	27,796	145%	11,331
Total other income (expense), net	23,639		6,997
(Loss) income before income taxes from continuing operations	15,636		(841)
Income tax benefit (expense)	(86)	(15)%	(101)
Net (loss) income from continuing operations	$15,550		$(942)

Revenues and Cost of Revenues

Revenues and cost of revenues for the year ended June 30, 2025 decreased $1.5 million and $4.4 million, respectively, as compared to the prior year. The decreases were primarily due to a decrease in real estate property sales and related cost of revenue from those sales, as there was only $1.2 million of real estate property sales in the current year, offset by $1.1 million of related costs of revenue, compared to $6.6 million of real estate sales and $5.5 million of related cost of revenues in the prior year, due to the majority of revenue being earned on MBTS' June 2024 asset sale in the prior year and a similar transaction not occurring in the current year. The decrease in revenue was offset by a $2.6 million increase in management and incentive fees from GECC as a result of increases in assets under management from the prior year period. Additionally, $0.9 million of project management fee revenue was recognized from our newly acquired construction business in the current year period, whereas the business was not around in the prior year period.

Operating Costs and Expenses

Operating costs and expenses for the year ended June 30, 2025 increased $3.1 million, as compared to the prior year. Investment management expenses increased $3.4 million, primarily driven by increased personnel costs due to the Greenfield Acquisition, along with changes to our personnel cost allocations by entity related to increased activity at certain entities which caused increased personnel allocation to investment management entities as opposed to other selling, general and administrative expense entities. Additionally, a $0.5 million reduction in expense related to contingent consideration was recognized in the prior year period which is not applicable in the current year period investment management expenses. Non-cash compensation increased $0.3 million, as compared to the prior year, primarily due to a large amount of shares awarded and vested in the current year compared to prior year. Depreciation and amortization increased $0.1 million, as compared to the prior year, primarily due to depreciation related to construction completion and a related lease commencing on a building during the current year which was still construction in process in the prior year, along with increased depreciation on office furniture due to acquiring a new office space during the current year. Other selling, general and administrative expenses decreased $0.7 million, which was mainly attributable to a decrease in personnel costs allocated to the business entities related to other selling, general and administrative, as mentioned previously, along with a decrease in tax consulting expense, primarily driven by prior year including expenses related to previous years and entities which are no longer around in the current year.

Other Income (Expense)

Other income (expense), net includes dividend and interest income and net realized and unrealized gains and losses. For the year ended June 30, 2025, net realized and unrealized gains increased $14.6 million as compared to the corresponding prior year period, primarily due to a significant unrealized gain being recognized on one of our investments in a private fund due to its announcement of a public offering which drove up the value significantly in the current year, along with a change in valuation technique for our special purpose vehicles in the current year increasing unrealized gains on these entities. For the year ended June 30, 2025, interest income decreased $1.5 million as compared to the corresponding prior year period, due to changes in the investment portfolio shifting away from interest earning marketable securities to other strategic private investments. For the year ended June 30, 2025, dividend income decreased $0.4 million as compared to the corresponding prior year period, primarily due to a one-time redemption on investment in the prior year period.

Income Taxes

The Company recognized an income tax expense from continuing operations of $0.1 million and $0.1 million for the years ended June 30, 2025 and 2024, respectively. The expense for the year ended June 30, 2025 consists of the recognition of income tax expense related to the deferred tax liability with an indefinite reversal period. This is offset by the income tax benefit recognized from the reversal of the prior year's income tax expense, resulting from provision-to-return adjustments. The expense for the year ended June 30, 2024 consisted of federal and state and local taxes. As of June 30, 2025, we had $7.7 million of net operating loss carryforwards for federal income tax purposes, of which approximately $1.5 million will expire in fiscal years 2026 through 2038 and $6.2 million can be carried forward indefinitely. As of June 30, 2025, the Company also had $7.9 million of state NOL carryforwards, principally in Massachusetts, that will expire from 2037 to 2045.

Discontinued Operations

During the year ended June 30, 2023, the Company sold its DME business and the related activity qualified for presentation as discontinued operations. There was no activity related to discontinued operations during the year ended June 30, 2025. There was $0.02 million of net income related to discontinued operations during the year ended June 30, 2024.

Liquidity and Capital Resources

The following table presents selected financial information:

(in thousands)	June 30, 2025	June 30, 2024
Current assets	$137,897	$127,570
Current liabilities	9,614	8,359
Working capital	$128,283	$119,211
Long-term liabilities	$63,657	$61,892

	For the twelve months ended June 30,
(in thousands)	2025	2024
Net cash provided by (used in) operating activities - continuing operations	$(9,006)	$(15,555)
Net cash provided by (used in) operating activities	$(9,006)	$(15,555)

Net cash provided by (used in) investing activities - continuing operations	$(1,336)	$3,217
Net cash provided by (used in) investing activities - discontinued operations	-	(947)
Net cash provided by (used in) investing activities	$(1,336)	$2,270

Net cash provided by (used in) financing activities - continuing operations	$(8,773)	$2,838
Net cash provided by (used in) financing activities	$(8,773)	$2,838

Net increase (decrease) in cash and cash equivalents, including cash and cash equivalents classified within current assets held for sale	$(19,115)	$(10,447)
Net change in cash, cash equivalents and restricted cash	$(19,115)	$(10,447)

As of June 30, 2025, we had an unrestricted cash balance of $30.6 million and investments with a fair value of $60.6 million, including 1,438,079 shares of GECC common stock with an estimated fair value of $15.3 million.

We intend to make acquisitions that will likely result in our investment of all of our liquid financial resources, the issuance of equity securities and the incurrence of indebtedness. If we are unsuccessful at raising additional capital resources, through either debt or equity, it is unlikely we will be able execute our strategic growth plan. See “Item 1A. Risk Factors.”

Cash flows used in operating activities of our continuing operations for the year ended June 30, 2025 were $9.0 million. The adjustments to reconcile our net income from continuing operations of $15.6 million to net cash used in operating activities included various non-cash charges, such as $2.0 million of stock-based compensation expense, $2.2 million of non-cash interest and amortization of capitalized issuance costs, and $1.2 million of depreciation and amortization, which all remained substantially consistent with prior year inflows. These were offset by a $16.0 million unrealized gain on investments which was primarily driven by a $11.5 million gain on our investment in a private fund as its announcement of a public offering drove up the price significantly, and an additional $4.7 million of gains in our special purpose vehicles due to a change in valuation technique during the year. Additionally, the cash inflows were offset by a net negative change in our operating assets and liabilities of $14.5 million, which was driven by an increase in receivables from managed funds due to additional receivables related to our newly acquired business which was not present in the prior year, along with different timing of reimbursements in the current year compared to the prior year. Offsetting this was a decrease in purchases of investments by our consolidated fund compared to prior year due to heightened purchasing activity in the prior year by the consolidated fund, which was established during fiscal year 2024 and ramped up activity throughout the year. The consolidated fund had increased cash flows from principal payments in the current year compared to prior year due to it now being an established fund.

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

Cash flows used in investing activities of our continuing operations for the year ended June 30, 2025 were $1.3 million, which includes related party loan receivable of $8.0 million which we did not have in the prior year but which reaches maturity in January 2026. Cash flows used in investing activities also includes purchases of investments in held-to-maturity securities of $7.4 million, offset by proceeds from settlement of held-to-maturity investments of $17.5 million, which each differed from prior year due to changes in the investment portfolio shifting away from interest earning marketable securities to other strategic private investments. Further, investments in portfolio funds of $4.5 million for the year ended June 30, 2025 were driven by an investment in an additional special purpose vehicle during the year, which decreased from prior year due to investment in two special purpose vehicles in the prior year. Additionally, cash flows used in investing activity included the acquisition of Greenfield of $2.5 million and redemption of investments of $3.9 million.

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

Cash flows used in financing activities of our continuing operations for the year ended June 30, 2025 were $8.8 million primarily due to a large increase in stock repurchases and the repurchase of Convertible Notes.

Cash flows provided by financing activities of our continuing operations for the year ended June 30, 2024 were $2.8 million, which is attributed to contributions of non-controlling interests in our consolidated funds, offset by a redemption of Convertible Notes and stock repurchase.

We believe we have sufficient liquidity available to meet our short-term and long-term obligations for at least the next 12 months and the foreseeable future thereafter.

Borrowings

As of June 30, 2025, the Company had $26.9 million in outstanding aggregate principal of the GEGGL Notes. The GEGGL Notes are due on June 30, 2027, and interest is paid quarterly. The GEGGL Notes include covenants that limit additional indebtedness or the payment of dividends in the event that our net consolidated debt to equity ratio is, or would be on a pro forma basis, greater than 2 to 1. In addition, if our net consolidated debt to equity ratio is greater than 2 to 1 at the end of any calendar quarter, we must retain no less than 10% of our excess cash flow as cash and cash equivalents until such time as our net consolidated debt to equity ratio is less than 2 to 1 at the end of a calendar quarter.

As of June 30, 2025, the Company had $35.1 million principal balance in outstanding Convertible Notes (including cumulative interest paid in-kind) held by a consortium of investors, including related parties, that accrue interest at 5.0% per annum, payable semiannually in arrears on June 30 and December 31, in cash or in-kind at the option of the Company. The Convertible Notes are due on February 26, 2030, but are convertible at the option of the holders, subject to the terms therein, prior to maturity into shares of our common stock. Upon conversion of any note, the Company will pay or deliver, as the case may be, to the noteholder, in respect of each $1,000 principal amount of notes being converted, shares of common stock equal to the conversion rate in effect on the conversion date, together with cash, if applicable, in lieu of delivering any fractional share of common stock. To date, all interest on these instruments has been paid in-kind.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item appears beginning on page F-1 of this Annual Report on Form 10-K and is incorporated in this Item 8 by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2025.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2025 as required by the Exchange Act. In making this assessment, we used the criteria set forth in the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework, management concluded that our internal control over financial reporting was effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal year ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement (Proxy Statement) and is hereby incorporated by reference thereto.

Our board of directors has adopted a Code of Business Conduct applicable to all officers, directors, and employees, which is available on our website (https://www.greatelmgroup.com/investors/) under "Governance." We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct by posting such information on the website address and location specified above.

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

4.8

Base Indenture, dated as of June 9, 2022, by and between the Registrant and American Stock and Transfer & Trust Company, LLC, as Trustee (incorporated by reference to the Exhibit 4.1 to the Form 8-K filed on June 9, 2022)

4.9

First Supplemental Indenture, dated as of June 9, 2022, by and between the Registrant and American Stock and Transfer & Trust Company, LLC, as Trustee (incorporated by reference to the Exhibit 4.2 to the Form 8-K filed on June 9, 2022)

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

10.1+	Offer Letter, dated May 4, 2023, by and between the Registrant and Jason W. Reese (incorporated by reference to the Exhibit 10.3 to the Form 8-K filed on May 5, 2023)

10.2+	Offer Letter, dated December 29, 2020 between Adam Kleinman and the Registrant (incorporated by reference to the Exhibit 10.2 to the Form 8-K filed on December 29, 2020)

10.3+	Offer Letter, dated May 15, 2023, by and between the Registrant and Keri A. Davis (incorporated by reference to the Exhibit 10.2 to the Form 8-K filed on May 15, 2023)

10.4+	Employment Letter, dated August 30, 2022, between Great Elm Capital Management, Inc. and Nichole Milz (incorporated by reference to the Exhibit 10.1 to the Form 8-K filed on September 6, 2022)

10.5+

Compensation Plan Agreement, dated December 29, 2020, by and between Great Elm Capital Group, Inc. and the Registrant (incorporated by reference to the Exhibit 10.4 to the Form 8-K filed on December 29, 2020)

10.6+	Form of Director and Officer Indemnification Agreement (incorporated by reference to the Exhibit 10.5 to the Form 8-K filed on December 29, 2020)

10.7+	The Registrant's Amended and Restated 2016 Long-Term Incentive Compensation Plan (As Amended, Effective October 9, 2024)

10.8+	2016 Employee Stock Purchase Plan (incorporated by reference to Annex E to the Proxy Statement filed on May 25, 2016 by Great Elm Capital Group, Inc. (File No. 001-16073))

10.9+

Form of Stock Option Award under the Registrant’s Amended and Restated 2016 Long-Term Incentive Compensation Plan (incorporated by reference to the Exhibit 10.12 to the Form 10-K filed on September 20, 2023)

10.10+

Form of Restricted Stock Unit Award (Directors) under the Registrant’s Amended and Restated 2016 Long-Term Incentive Compensation Plan (incorporated by reference to the Exhibit 10.13 to the Form 10-K filed on September 20, 2023)

10.11+

Form of Restricted Stock Unit Award (Employees) under the Registrant’s Amended and Restated 2016 Long-Term Incentive Compensation Plan (incorporated by reference to the Exhibit 10.14 to the Form 10-K filed on September 20, 2023)

10.12+

Form of Restricted Stock Award (Directors) under the Registrant’s Amended and Restated 2016 Long-Term Incentive Compensation Plan (incorporated by reference to the Exhibit 10.15 to the Form 10-K filed on September 20, 2023)

10.13+

Form of Restricted Stock Award (Employees) under the Registrant’s Amended and Restated 2016 Long-Term Incentive Compensation Plan (incorporated by reference to the Exhibit 10.16 to the Form 10-K filed on September 20, 2023)

10.14+

Amended and Restated Great Elm Capital Management Performance Bonus Plan, dated February 6, 2019, (incorporated by reference to the Exhibit 10.1 to the Form 8-K filed on February 8, 2019 by Great Elm Capital Group, Inc. (File No. 001-16073))

10.19

Amended and Restated Investment Management Agreement (As Amended, Effective August 1, 2022), by and between Great Elm Capital Corp. and Great Elm Capital Management, Inc. (incorporated by reference to the Exhibit g to the Form N-2 filed on June 16, 2023 by Great Elm Capital Corp. (File No. 333-272790))

10.20

Administration Agreement, dated as of September 27, 2016, by and between Great Elm Capital Corp. and Great Elm Capital Management, Inc. (incorporated by reference to the Exhibit 10.2 to the Form 8-K filed on November 7, 2016 by Great Elm Capital Corp. (File No. 814-01211))

10.21	Voting Waiver Agreement, dated October 29, 2024, by and between Jason W. Reese and the Registrant (incorporated by reference to the Exhibit 10.1 to the Form 8-K filed on October 29, 2024)

10.22	Stock Purchase Agreement, dated July 31, 2025, by and among the Registrant and the purchasers named therein

10.23	Profits Interest Agreement, dated July 31, 2025, by and among Great Elm Real Estate Ventures, LLC, the Registrant and the entities named therein

10.24	Securities Purchase Agreement, dated August 27, 2025, between the Registrant and Woodstead Value Fund, L.P.

10.25	Series A Warrant Agreement, dated August 27, 2025, between the Registrant and Woodstead Value Fund, L.P.

10.26	Series B Warrant Agreement, dated August 27, 2025, between the Registrant and Woodstead Value Fund, L.P.

14.1	Code of Conduct of the Registrant (incorporated by reference to the Exhibit 14.1 to the Form 8-K filed on September 20, 2023)

19.1	The Registrant's Insider Trading Policy

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

23.2	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Clawback Policy (incorporated by reference to the Exhibit 14.1 to the Form 10-K filed on February 29, 2024 by the Registrant)

101

Materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, formatted in inline Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-Controlling Interest, (iv) Consolidated Statements of Cash Flows, and (v) related Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith).

104	The cover page from the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, formatted in inline XBRL (included as Exhibit 101).

+ Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

We have elected not to provide a Form 10-K summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of September 2, 2025.

GREAT ELM GROUP, INC.

By:	/s/ Jason W. Reese
Name:	Jason W. Reese
Title:	Chief Executive Officer & Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of September 2, 2025.

Signature	Title

/s/ Jason W. Reese	Chief Executive Officer & Chairman
Jason W. Reese	(Principal Executive Officer)

/s/ Keri A. Davis	Chief Financial Officer & Chief Accounting Officer
Keri A. Davis	(Principal Financial and Accounting Officer)

/s/ Matthew A. Drapkin	Director
Matthew A. Drapkin

/s/ James H. Hugar	Director
James H. Hugar

/s/ Lloyd Nathan	Director
Lloyd Nathan

/s/ David Matter	Director
David Matter

/s/ James P. Parmelee	Director
James P. Parmelee

/s/ Eric J. Scheyer	Director
Eric J. Scheyer

/s/ Booker Smith	Director
Booker Smith

Report of Independent Registered PUBLIC Accounting Firm

To the shareholders and the Board of Directors of Great Elm Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Great Elm Group, Inc. and subsidiaries (the "Company") as of June 30, 2025, the related consolidated statements of operations, stockholders’ equity, and cash flows, for the year ended June 30, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025, and the results of its operations and its cash flows for the year ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Investments at fair value - Fair Value Measurements — Refer to Note 6

Critical Audit Matter Description

Included within investments at fair value held by the Company are equity investments that do not have readily-available market prices. The valuations of such equity investments are based on discounted cash flow models which are complex valuation techniques that utilize unobservable inputs. Under accounting principles generally accepted in the United States of America, these investments are classified as Level 3 assets and are inherently subjective. The fair value of the Company’s Level 3 equity investments was $13,374,000 as of June 30, 2025.

Given management uses complex valuation techniques and unobservable inputs to estimate the fair value of these Level 3 equity investments, performing audit procedures to evaluate the appropriateness of these models and inputs required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists who possess significant quantitative and modeling expertise.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the discounted cash flow models and unobservable inputs used by management to estimate the fair value of Level 3 equity investments included the following, among others:

•
With the assistance of our fair value specialists, we evaluated the appropriateness of the valuation techniques and assumptions used by the Company, including the reasonableness of significant changes in valuation techniques and assumptions.
•
We evaluated the reasonableness of significant business assumptions related to future cash flows utilized in the valuation models and obtained audit evidence to substantiate the assumptions.
•
With the assistance of our fair value specialists, we developed independent fair value estimates and compared our estimates to the Company’s estimates.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

September 2, 2025

We have served as the Company's auditor since 2024.

Report of Independent Registered PUBLIC Accounting Firm

Board of Directors and Shareholders

Great Elm Group, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Great Elm Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and the results of its operations and its cash flows for the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits of June 30, 2024 and for the period then ended. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Grant Thornton LLP

We served as the Company’s auditor from 2019 to 2024.

Boston, Massachusetts

August 29, 2024 (except for Note 2 and Note 7, as to which the date is September 2, 2025)

GREAT ELM GROUP, INC.

CONSOLIDATED BALANCE SHEETS

Dollar amounts in thousands, except per share amounts

ASSETS	June 30, 2025	June 30, 2024
Current assets
Cash and cash equivalents	$30,603	$48,147
Restricted cash	-	1,571
Receivables from managed funds	8,331	2,259
Investments in marketable securities	-	9,929
Investments, at fair value	60,614	44,585
Prepaid and other current assets	2,803	1,215
Real estate assets, net	9,085	5,769
Related party loan receivable	8,000	-
Assets of Consolidated Funds:
Cash and cash equivalents	3,907	2,371
Investments, at fair value	14,327	11,471
Other assets	227	253
Total current assets	137,897	127,570
Identifiable intangible assets, net	12,009	11,037
Goodwill	440	-
Right-of-use assets	1,603	225
Other assets	1,988	1,614
Total assets	$153,937	$140,446
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,026	$317
Accrued expenses and other current liabilities	7,707	7,009
Current portion of related party payables	258	634
Current portion of lease liabilities	355	137
Liabilities of Consolidated Funds:
Payable for securities purchased	96	100
Accrued expenses and other liabilities	172	162
Total current liabilities	9,614	8,359
Lease liabilities, net of current portion	1,260	57
Long-term debt (face value $26,945)	26,373	26,090
Convertible notes (face value $35,063 and $35,494, including $16,993 and $16,174 held by related parties, respectively)	34,602	34,900
Other liabilities	1,422	845
Total liabilities	73,271	70,251
Commitments and contingencies (Note 17)
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 authorized and zero outstanding	-	-
Common stock, $0.001 par value; 350,000,000 shares authorized and 27,630,305 shares issued and 26,552,948 outstanding at June 30, 2025; and 31,875,285 shares issued and 30,494,448 outstanding at June 30, 2024	25	30
Additional paid-in-capital	3,310,356	3,315,638
Accumulated deficit	(3,240,063)	(3,252,954)
Total Great Elm Group, Inc. stockholders' equity	70,318	62,714
Non-controlling interests	10,348	7,481
Total stockholders' equity	80,666	70,195
Total liabilities and stockholders' equity	$153,937	$140,446

The accompanying notes are an integral part of these consolidated financial statements.

GREAT ELM GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in thousands, except per share data

	For the twelve months ended June 30,
	2025	2024
Revenues	$16,316	$17,834
Cost of revenues	1,082	5,526
Operating costs and expenses:
Investment management expenses	15,342	11,331
Depreciation and amortization	1,249	1,108
Selling, general and administrative	6,587	7,654
Expenses of Consolidated Funds	59	53
Total operating costs and expenses	23,237	20,146
Operating loss	(8,003)	(7,838)
Dividends and interest income	6,057	8,057
Net realized and unrealized gain	16,854	2,212
Net realized and unrealized gain on investments of Consolidated Funds	3,322	233
Interest and other income of Consolidated Funds	1,563	829
Interest expense	(4,157)	(4,334)
(Loss) income before income taxes from continuing operations	15,636	(841)
Income tax benefit (expense)	(86)	(101)
Net (loss) income from continuing operations	15,550	(942)
Discontinued operations:
Net income from discontinued operations	-	16
Net (loss) income	$15,550	$(926)
Less: net income attributable to non-controlling interest, continuing operations	2,659	462
Net (loss) income attributable to Great Elm Group, Inc.	$12,891	$(1,388)
Net (loss) income attributable to shareholders per share
Basic	$0.47	$(0.05)
Diluted	0.38	(0.05)
Weighted average shares outstanding
Basic	27,642	29,962
Diluted	38,817	29,962

The accompanying notes are an integral part of these consolidated financial statements.

GREAT ELM GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Group, Inc. Stockholders'	Non- controlling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
BALANCE, June 30, 2023	29,547	$30	$3,315,378	$(3,251,566)	$63,842	$-	63,842
Net income (loss)	-	-	-	(1,388)	(1,388)	462	(926)
Issuance of common stock related to vesting of restricted stock	947	-	-	-	-	-	-
Issuance of interests in Consolidated Funds	-	-	-	-	-	7,250	7,250
Distributions from Consolidated Funds	-	-	-	-	-	(231)	(231)
Stock repurchases	-	-	(2,104)	-	(2,104)	-	(2,104)
Stock-based compensation	-	-	2,364	-	2,364	-	2,364
BALANCE, June 30, 2024	30,494	$30	$3,315,638	$(3,252,954)	$62,714	$7,481	$70,195
Net income	-	-	-	12,891	12,891	2,659	15,550
Issuance of common stock related to vesting of restricted stock	1,116	-	-	-	-	-	-
Contributions to Consolidated Funds	-	-	-	-	-	750	750
Distributions from Consolidated Funds	-	-	-	-	-	(542)	(542)
Stock repurchases	(5,057)	(5)	(7,234)	-	(7,239)	-	(7,239)
Stock-based compensation	-	-	1,952	-	1,952	-	1,952
BALANCE, June 30, 2025	26,553	$25	$3,310,356	$(3,240,063)	$70,318	$10,348	$80,666

The accompanying notes are an integral part of these consolidated financial statements.

GREAT ELM GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollar amounts in thousands

	For the twelve months ended June 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income from continuing operations	$15,550	$(942)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net proceeds from sale of real estate	-	6,163
Gain on sale of real estate	(109)	(1,061)
Depreciation and amortization	1,249	1,108
Stock-based compensation	1,952	2,364
Unrealized gain on investments	(15,991)	(39)
Realized loss on investments	(396)	79
Realized gain on Convertible Notes	(467)	(2,252)
Non-cash interest and amortization of capitalized issuance costs	2,204	2,373
Deferred tax expense	216	-
Change in fair value of contingent consideration	(6)	(498)
Other non-cash (income) expense, net	1,332	(246)
Adjustments to reconcile net (loss) income to net cash used in operating activities of Consolidated Funds:
Purchase of investments by Consolidated Funds	(4,680)	(12,040)
Proceeds from principal payments of Consolidated Funds	5,234	879
Amortization of premium and accretion of discount, net	(93)	(32)
Net realized and unrealized gain on investments	(3,321)	(178)
Changes in operating assets and liabilities:
Receivables from managed funds	(6,072)	1,049
Prepaid and other assets	(1,551)	(1,983)
Real estate under development	(3,406)	(8,329)
Lease Liabilities	43	(35)
Related party payables	(370)	(1,203)
Accounts payable, accrued expenses and other liabilities	1,191	1,730
Changes in operating assets and liabilities of Consolidated Funds:
Cash and cash equivalents	(1,536)	(2,371)
Other assets	26	(253)
Accrued expenses and other liabilities	(5)	162
Net cash provided by (used in) operating activities - continuing operations	(9,006)	(15,555)
Net cash provided by (used in) operating activities	(9,006)	(15,555)
Cash flows from investing activities:
Purchases of investments in held-to-maturity securities	(7,402)	(49,036)
Proceeds from settlement of held-to-maturity investments	17,500	65,073
Purchases of investments	-	(19,556)
Proceeds from settlement of trading securities	29	-
Investments in portfolio funds	(4,473)	-
Acquisition of business	(2,500)	-
Related party loan receivable	(8,000)	-
Redemption of investments	3,886	-
Sales of investments	-	6,754
Other	(376)	(18)
Net cash provided by (used in) investing activities - continuing operations	(1,336)	3,217
Net cash provided by (used in) investing activities - discontinued operations	-	(947)
Net cash provided by (used in) investing activities	(1,336)	2,270

GREAT ELM GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Dollar amounts in thousands

	For the twelve months ended June 30,
	2025	2024
Cash flows from financing activities:
Net contributions to (distributions from) non-controlling interests in Consolidated Funds	223	7,018
Redemption of Convertible Notes	(1,757)	(2,076)
Stock repurchases	(7,239)	(2,104)
Net cash provided by (used in) financing activities - continuing operations	(8,773)	2,838
Net cash provided by (used in) financing activities	(8,773)	2,838
Net increase (decrease) in cash and cash equivalents, including cash and cash equivalents classified within current assets held for sale	(19,115)	(10,447)
Net change in cash, cash equivalents and restricted cash	(19,115)	(10,447)
Cash, cash equivalents and restricted cash at beginning of period	49,718	60,165
Cash, cash equivalents and restricted cash at end of period	$30,603	$49,718

Cash paid for interest	1,954	1,954
Cash paid for taxes	139	192

Non-cash investing and financing activities
Lease liabilities and right of use assets arising from operating leases	1,681	-
Non-cash contribution to Consolidated Funds	-	389

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on the Consolidated Balance Sheets to the total cash and cash equivalents and restricted cash on the Consolidated Statements of Cash Flows:

	June 30, 2025	June 30, 2024
Cash and cash equivalents	$30,603	$48,147
Restricted cash	-	1,571
Cash, cash equivalents and restricted cash	$30,603	$49,718

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. On an on-going basis, the Company evaluates all of these estimates and assumptions. The most important of these estimates and assumptions relate to revenue recognition, valuation allowance for deferred tax assets, estimates associated with accounting for business combinations, and fair value measurements, including stock-based compensation and investments in private entities. Although these and other estimates and assumptions are based on the best available information, actual results could be different from these estimates.

The historical results of our Durable Medical Equipment (DME) business and related activity have been presented in the accompanying consolidated statements of operations and cash flows for the year ended June 30, 2024 as discontinued operations. See Note 18 - Discontinued Operations. Unless otherwise specified, disclosures in these consolidated financial statements reflect continuing operations only.

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

Non-controlling interests in the Company’s subsidiaries are reported as a component of equity, separate from the parent company’s equity or outside of permanent equity for non-controlling interests that are contingently redeemable. See Note 14 - Non-Controlling Interests and Redeemable Preferred Stock of Subsidiaries. Results of operations attributable to the non-controlling interests are included in the Company’s consolidated statements of operations.

Cash and Cash Equivalents and Restricted Cash

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

The Company’s restricted cash consists of escrow accounts funded in connection with the sale of real estate assets. The escrows were part of the Company's performance obligation to the seller for construction completion.

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

As of June 30, 2025, GEG had no investments in marketable securities. As of June 30, 2024, all investments in marketable securities were classified as held-to-maturity and had original maturities (at the time of purchase) of six months. As of June 30, 2024, the amortized cost basis for these securities approximated their fair value.

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

Real Estate Assets, net

Real estate assets are classified as follows: (i) real estate assets (current), which includes real estate development projects that are finished or in the process of being developed and expected to be completed and disposed of within one year of the balance sheet date; (ii) real estate assets (non-current), which includes real estate development projects that are finished or in the process of being developed and expected to be completed and disposed of more than one year from the balance sheet date; and (iii) real estate held for sale, which includes land and completed improvements thereon that meet all of the “held for sale” criteria. As of June 30, 2025 and 2024, there are no real estate assets which are non-current in nature.

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

Goodwill and Identifiable Intangible Assets

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

The Company's identifiable intangible assets consist of investment management agreements, assembled workforce, customer-related intangibles and licenses. These intangible assets arise primarily from the determination of their respective fair market values at the date of acquisition. Amounts assigned to identifiable intangible assets, and their related useful lives, are derived from established valuation techniques and management estimates.

The Company’s definite-lived intangible assets are amortized over their estimated useful lives based upon the pattern of future cash flows attributable to the asset or using the straight-line method as determined for each asset. The Company amortizes its definite-lived intangible assets over periods ranging from ten to fifteen years.

Impairment of Long-Lived Assets

Long-lived assets include real estate assets, property and equipment, definite-lived intangible assets, and lease right-of-use assets. The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable based on undiscounted cash flows. Impairment losses are recorded when undiscounted cash flows estimated to be generated by an asset are less than the asset’s carrying amount. The amount of the impairment loss, if any, is calculated as the excess of the asset’s carrying value over its fair value, which is determined using a discounted cash flow analysis, management estimates or market comparisons.

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

See Note 10 - Lessee Operating Leases for additional information about the Company’s leases.

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

Business Combinations

Business combinations are accounted for at fair value. Acquisition costs are expensed as incurred and recorded in investment management expenses. Measurement period adjustments are made in the period in which the amounts are determined and the current period income effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. All changes that do not qualify as measurement period adjustments are also included in current period earnings. The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration if applicable, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of finite-lived intangible assets, or the recognition of additional consideration which would be expensed.

Net Income (Loss) Per Share

The following table presents the calculation of basic and diluted net income (loss) per share:

	For the twelve months ended June 30,
(in thousands except per share amounts)	2025	2024
Numerator:
Net (loss) income from continuing operations	$15,550	$(942)
Less: net income attributable to non-controlling interest, continuing operations	2,659	462
Numerator for basic EPS - Net (loss) income from continuing operations attributable to Great Elm Group, Inc.	$12,891	$(1,404)

Net income from discontinued operations	-	16
Numerator for basic EPS - Net income from discontinued operations, attributable to Great Elm Group, Inc.	$-	$16
Effect of dilutive securities:
Interest expense associated with Convertible Notes, continuing operations	$1,926	$-
Numerator for diluted EPS - Net (loss) income from continuing operations attributable to Great Elm Group, Inc., after the effect of dilutive securities	$14,817	$(1,404)
Numerator for diluted EPS - Net income from discontinued operations, attributable to Great Elm Group, Inc.	$-	$16
Denominator:
Denominator for basic EPS - Weighted average shares of common stock outstanding	27,642	29,962
Effect of dilutive securities:
Restricted stock	1,077	-
Convertible Notes	10,098	-
Denominator for diluted EPS - Weighted average shares of common stock outstanding after the effect of dilutive securities	38,817	29,962
Net (loss) income attributable to shareholders per share(1)
Basic	$0.47	$(0.05)
Diluted	0.38	(0.05)

(1) Per share amounts from discontinued operations round to less than $0.01.

As of June 30, 2025, the Company had 3,005,747 potential shares of common stock issuable upon the exercise of stock options that are not included in the diluted net income (loss) per share calculation because to do so would be anti-dilutive for the twelve months ended June 30, 2025. As of June 30, 2024, the Company had 3,264,424 potential shares of common stock issuable upon the exercise of stock options that are not included in the diluted net income (loss) per share calculation for the twelve months ended June 30, 2024 because to do so would be anti-dilutive.

As of June 30, 2024, the Company had an aggregate of 1,425,245 issued shares that are not considered outstanding for accounting purposes since they are unvested and subject to forfeiture by the employees at a nominal price if service milestones are not met.

Concentration of Risk

The Company’s revenues from continuing operations and related receivables are primarily attributable to the management of Great Elm Capital Corp. (GECC) and Monomoy UpREIT, LLC (Monomoy UpREIT) investment vehicles. See Note 5 - Related Party Transactions.

Recently Adopted Accounting Standards

Segment Reporting Disclosures. In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The standard expands reportable segment disclosure requirements for public business entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit (referred to as the “significant expense principle”). The Company has adopted this standard for our fiscal year 2025 annual financial statements and interim financial statements thereafter and have applied this standard retrospectively for all prior periods presented in the financial statements. See Note 7 - Segment Reporting for further information.

Recently Issued Accounting Standards

Income Taxes. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid disaggregated by jurisdiction. The amendments in this ASU are effective for fiscal years beginning after December 15, 2024, and early adoption and retrospective application are permitted. The Company is evaluating the potential impact that the adoption of this ASU will have on its consolidated financial statements.

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

3. Acquisition

On February 4, 2025, the Company acquired certain assets of Greenfield CRE (Greenfield), a construction management company and previous partner of MCRE (the Greenfield Acquisition). In connection with the acquisition, the Company formed MCS, a wholly owned subsidiary of GEG, and combined Greenfield's assets with the assets of MCM to launch an integrated, full-service construction business. MCS will be dedicated to serving the Company's various real estate businesses, as well as expanding its existing third-party consulting business. The acquisition was considered a business combination under ASC 805, Business Combinations, and accounted for using the acquisition method of accounting. The financial results of MCS are included in the Company's consolidated results for the period beginning on February 4, 2025.

The aggregate cash purchase price was approximately $2.5 million, inclusive of certain purchase price adjustments.

The Company has made a preliminary estimate of the allocation of the purchase price of Greenfield to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value as follows:

(in thousands)	June 30, 2025
Goodwill	$440
Intangible assets:
Customer related	1,610
Licenses	450
$2,500

The excess of the purchase price over the estimated fair values of the net assets acquired, including identifiable intangible assets, is recorded as goodwill. Goodwill is primarily attributable to the assembled workforce and expected synergies from combining operations and is expected to be tax deductible.

The intangible assets acquired include customer-related intangibles and general contractor licenses, each with a weighted average estimated useful life of 15 years. The customer-related intangible was valued using a multi-period excess earnings method, an income approach, which values the intangible asset by discounting the direct cash flow expected to be generated by the customers, net of returns on contributory assets such as working capital, fixed assets, assembled workforce, etc. The licenses intangible asset was valued using a cost approach that reflects both the direct costs required to obtain the licenses and the lost profits the business would incur during the time it would take to acquire them if they were not already in place.

Revenues and operating loss before income taxes from MCS for the period from February 4, 2025 through June 30, 2025 amounted to approximately $0.9 million and $0.9 million, respectively. The Company incurred approximately $0.1 million of acquisition-related costs that were expensed in investment management expenses during the year ended June 30, 2025.

The following unaudited pro forma financial information presents the combined results of operations of the Company and Greenfield as if the acquisition had occurred on July 1, 2023. The unaudited pro forma financial information includes the accounting effects of the business combination, including amortization of intangible assets. The unaudited pro forma financial information is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented, nor should it be taken as an indication of the Company’s future consolidated results of operations.

	For the twelve months ended June 30,
(in thousands)	2025	2024
Pro forma combined:
Revenue	16,246	21,642
Net income	14,255	1,361

4. Revenue

The Company's revenues are summarized in the following table:

	For the twelve months ended June 30,
(in thousands)	2025	2024
Investment management revenue:
Management fees	$7,038	$5,906
Incentive fees	4,069	2,676
Administration and service fees	1,514	1,405
Property management fees	1,245	1,186
Real estate property sales	1,192	6,586
Project management fees	941	75
Real estate rental income	317	-
Total revenues	$16,316	$17,834

The Company recognizes revenue at amounts that reflect the consideration to which it expects to be entitled in exchange for providing services to its customers under agreements with each investment product, which may be terminated at any time by either party subject to the specific terms of each respective investment management agreement.

Management Fees

The Company earns management fees based on the investment management agreements between MCRE and Monomoy UpREIT, LLC (Monomoy UpREIT) as well as between GECM and Great Elm Capital Corp. (GECC), and other private funds (collectively, the Funds). The performance obligation is satisfied and management fee revenue is recognized over time as the services are rendered, since the Funds simultaneously receive and consume the benefits provided as GECM and MCRE perform services. Management fee rates range from 1.0% to 1.5% of the management fee assets specified within each agreement and are calculated and billed in arrears of the period, either monthly or quarterly. The assets under management from which the fees are calculated are variable in nature and subject to factors outside of the Company's control, such as additional investments, withdrawals and market performance. Because of this, these fees are considered constrained until the end of the contractual measurement period (monthly or quarterly), which is when management fee asset values are generally determinable.

Incentive Fees

The Company earns incentive fees based on the investment management agreements GECM has with GECC and other private funds managed by GECM, and MCRE has with Monomoy Properties II, LLC (MP II), a feeder fund of Monomoy Properties REIT, LLC (Monomoy REIT). Where an investment management agreement includes both management fees and incentive fees, the performance obligation is considered to be a single obligation for both fees. Incentive fees are variable consideration associated with the investment management agreements recognized when the contractual performance criteria have been met and when it is determined that they are no longer probable of significant reversal. Each of the contracts with customers are evaluated on an individual basis to determine the timing of revenue recognition. Incentive fees typically arise from investment management services that began in prior reporting periods. Incentive fees are earned based on investment performance during the period, subject to the achievement of minimum return levels or high-water marks, in accordance with the terms of the respective investment management agreements. Incentive fees are typically 20% of the performance-based metric specified within each agreement. Incentive fees are recognized when it is determined that they are no longer probable of significant reversal. During the year ended June 30, 2025, the Company recorded revenue in respect to the incentive fees due from GECC of $4.1 million.

Administration and Service Fees

The Company earns administration fees based on the administration agreement GECM has with GECC whereby GECC reimburses GECM for costs incurred in performing certain administrative functions. In addition, the Company earns service fees based on the management agreement MCRE has with Monomoy UpREIT. This revenue is recognized over time as the services are performed. Administration fees are billed quarterly in arrears, which is consistent with the timing of the delivery of services and reflect agreed upon rates for the services provided. The services are accounted for as a single performance obligation for each investment vehicle that is a series of distinct services with substantially the same pattern of transfer as the services are provided on a daily basis. The Company presents administration and services fees and related costs incurred in performing these functions on a gross basis.

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

Real estate property sales

Real estate property sales occur periodically when development projects are completed and there is a sales contract with a customer for the real estate property. The performance obligation is real estate development activities that are performed together and deliver a real estate property to a customer. Sales revenue and cost of revenues are recognized when or as control of the asset is transferred to the buyer and the performance obligation is satisfied. The control of the asset may transfer over time or at a point in time depending on when the transfer of control of the real estate property occurs and the completion status of the real estate development activities on that date. See Note 9 - Real Estate for additional information regarding real estate under development.

Project Management Fees

MCM, a wholly owned subsidiary of MCRE, has entered into an owner’s representative agreement with respect to certain third party construction projects and earns project management fees for its services. MCS, a wholly-owned subsidiary of GEG, earns fees and is reimbursed certain expenses for providing construction management services. The performance obligation is satisfied, and project management fee revenue is recognized over time as the services are rendered. Given the project management fees are delivered during the construction period, recognition over time is determined using the percentage of completion method, which is based on construction costs incurred of the project relative to the total contractual costs. The Company presents the project management fees and associated costs related to such construction projects on a net basis as it is deemed to be the agent in the arrangement.

Real Estate Rental Income

The Company recognizes rental revenue in accordance with ASC 842, Leases, on a straight-line basis over the non-cancelable term of the lease. Under the terms of the lease, the Company may recover from the tenant certain expenses, including real estate taxes and other operating expenses. The recovery of these expenses is recognized in rental income in the accompanying condensed consolidated statements of operations, in the same periods as the expenses are incurred. These expenses recognized in both revenue and expense may fluctuate from period to period based on actual expense amounts.

5. Related Party Transactions

Related party transactions are measured in part by the amount of consideration paid or received as established and agreed by the parties. Consideration paid for such services in each case is the negotiated value.

The following tables summarize activity and outstanding balances between the managed investment products and the Company:

	For the twelve months ended June 30,
(in thousands)	2025	2024
Net realized and unrealized gain on investments	$4,692	$71
Net realized and unrealized gain on investments of Consolidated Funds	3,322	233
Dividend income	3,448	4,412

See Note 4 - Revenue for additional discussion of fees earned from managed investment products.

(in thousands)	June 30, 2025	June 30, 2024
Dividends receivable	$310	$301
Investment management revenues receivable	4,493	1,684
Receivable for reimbursable expenses paid	1,642	274
Receivable for real estate property development	1,886	-
Receivables from managed funds	$8,331	$2,259

Investment Management

GECM has agreements to manage the investment portfolios for GECC and other investment products, as well as to provide administrative services. Through June 30, 2024, GECM had agreements with Monomoy UpREIT. The agreements with Monomoy UpREIT were transferred to MCRE on June 30, 2024. Under these agreements, GECM and MCRE receive management fees based on the managed assets (other than cash and cash equivalents) and rent collected, incentive fees based on the performance of those assets, and administration and service fees. See Note 4 - Revenue for additional discussions of the fee arrangements.

Consolidated Funds

Through its wholly-owned subsidiaries GECM, MCRE and GEO GP, the Company serves or served as the investment manager, general partner, or managing member of certain private funds, in which it may also have a direct investment. For funds which are determined to be VIEs and where it is determined that the Company is the primary beneficiary, the criteria for consolidation are met. The Company monitors such funds and related criteria for consolidation on an ongoing basis. Funds that have historically been consolidated will be deconsolidated at such time as the Company is no longer deemed to be the primary beneficiary and will then be treated as equity method investments.

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

See Note 2 - Summary of Significant Accounting Policies for additional details.

Investments

As of June 30, 2025, the Company owns 1,438,079 shares of GECC (approximately 12.4% of the outstanding shares). Certain officers and directors of GECC are also officers and directors of GEG. Matthew A. Drapkin is a director on our Board of Directors and also the Chairman of GECC's Board of Directors, Adam M. Kleinman is our President, as well as the Chief Compliance Officer of GECC, Matt Kaplan is the President of GECM, as well as the President and Chief Executive Officer of GECC and Keri A. Davis is our Chief Financial Officer, as well as the Chief Financial Officer of GECC.

The Company receives dividends from its investments in GECC, MP II, Monomoy REIT and Monomoy UpREIT and earns unrealized gains and losses based on the mark-to-market performance of those investments. See Note 6 - Fair Value Measurements.

In February 2024, the Company invested $6.0 million for a 25% interest in Great Elm Strategic Partnership I, LLC (GESP). The Company's investment in GESP is accounted for using the fair value option and it is included in Investments, at fair value on the consolidated balance sheets. GESP owns 1,837,780 shares of GECC as of June 30, 2025.

In June 2024, the Company invested $3.0 million for a 25% interest in Prosper Peak Holdings, LLC (PPH). The Company's investment in PPH is accounted for using the fair value option and it is included in Investments, at fair value on the consolidated balance sheets. PPH owns 995,007 shares of GECC as of June 30, 2025.

In December 2024, the Company invested $3.3 million for a 25% interest in Summit Grove Partners, LLC (SGP). The Company's investment in SGP is accounted for using the fair value option and it is included in Investments, at fair value on the consolidated balance sheets. SGP owns 1,092,028 shares of GECC as of June 30, 2025.

The investments in GESP, PPH and SGP are classified as Level 3 assets, as discussed in Note 6 - Fair Value Measurements.

Other Transactions

GECM has shared personnel and reimbursement agreements for back-office personnel with ICAM. Jason W. Reese, the Chief Executive Officer and Chairman of the Company’s Board of Directors, is the Chief Executive Officer of ICAM, and Matt Kaplan, the President of GECM, is also a Managing Director of ICAM. Certain costs incurred under these agreements relate to human resources and other administrative services provided by ICAM employees, for the benefit of the Company and its subsidiaries, and are included in investment management expenses in the consolidated statements of operations. For the years ended June 30, 2025 and 2024 such costs were $0.5 million and 0.6 million, respectively. As of June 30, 2025 and 2024 costs of $0.2 million and $0.1 million, respectively, related to the shared service agreement are included in current portion of related party payables. Other costs include operational or administrative services performed on behalf of the funds managed by GECM and are included in receivables from managed funds in the consolidated balance sheets. As of June 30, 2025 and 2024, costs of $15 thousand and $15 thousand, respectively, related to the shared services agreements were included in receivables from managed funds, respectively.

As of January 1, 2024, GECM also has a shared personnel and reimbursement agreement with ICAM whereby ICAM reimburses certain costs incurred by GECM related to administrative services provided by GECM employees for the benefit of ICAM. As of June 30, 2025 and 2024, costs of approximately $1 thousand and $30 thousand related to the shared personnel and reimbursement agreement are included in receivables from managed funds, respectively. See Note 4 - Revenue for additional details.

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

In May 2025, GECC and GECM entered into an equity distribution agreement with an investment bank (the Agent), under which the GECC may issue and sell through the Agent, from time to time, shares of its common stock. Such sales are made by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The sales price per share of the common stock sold in the offering, less the Agent’s commission, will not be less than the NAV per share of the common stock at the time of such sale. Consistent with the terms of the equity distribution agreement, GECM or an affiliate of GECM may, from time to time and in their sole discretion, contribute proceeds necessary to ensure that no sales are made at a price below the then-current NAV per share. During the year ended June 30, 2025, GECM contributed approximately $22 thousand to these sales.

See Note 6 - Fair Value Measurements for details on the contingent consideration paid to ICAM following the acquisition of the Monomoy UpREIT management agreements, and Note 13 - Convertible Notes for details on the Convertible Notes issued to related parties.

In January 2025, the Company issued a promissory note to Monomoy REIT for up to $10.0 million (the Monomoy Note) of which $8.0 million was drawn as of June 30, 2025. The Monomoy Note accrues interest at 8.0% per annum payable semi-annually in arrears. The Monomoy Note matures in January 2026. For the year ended June 30, 2025, $0.3 million of interest income was recognized related to the Monomoy Note. The note was fully paid down in July 2025.

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

Equity investments that do not have readily-available market prices utilize valuation models to determine fair value and are classified as Level 3. As of June 30, 2025, the Company had equity investments in three private companies that were valued using a discounted cash flows model with discount rates ranging from 9.8% - 11.3% (weighted average 10.4%). As of June 30, 2024, the Company had investments in two private companies that were valued using an options pricing model with a volatility ranging from 39.1% - 39.7% (weighted average 39.5%) and risk-free rates of 4.24% - 4.38% (weighted average 4.29%). The change in valuation technique was due to additional information about the assumptions used by market participants and transactional experience.

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

As of June 30, 2025, investments in private funds include investments in Monomoy UpREIT, Monomoy REIT and MP II, each of which are managed by wholly-owned subsidiaries of the Company, in addition to private funds managed by third-party investment managers. During the three months ended December 31, 2024, $4.0 million of our investment in Monomoy UpREIT was transferred to Monomoy REIT via an in-kind contribution which represents a non-cash transaction. As of June 30, 2024, investments in private funds includes investments in Monomoy UpREIT, MP II and Great Elm Opportunities Fund I, LP Series D (GEOF Series D), each of which is managed by a wholly-owned subsidiary of the Company, in addition to private funds managed by third-party investment managers. The private funds generally allow redemptions annually with 60-90 days’ notice. There is no set duration for the private funds.

Contingent consideration

In conjunction with the acquisition of the Monomoy UpREIT investment and property management agreements in May 2022, the Company entered into a contingent consideration agreement that required the Company to pay up to $2.0 million to ICAM if certain fee revenue thresholds were achieved during fiscal years ending June 30, 2023 and 2024. As of June 30, 2023, the Company determined that the fee revenue threshold for the year ending June 30, 2023 was achieved and the amount payable to ICAM was approximately $1.0 million, which was paid in July 2023. As of June 30, 2024, it was determined that the full target revenue threshold for the year ended June 30, 2024 was not met in full and the contingent consideration was updated to $0.4 million, which was paid in July 2024.

See Note 12 - Long-Term Debt for additional discussion related to the fair value of our notes payable and other long-term debt. The carrying value of all other financial assets and liabilities approximate their fair values.

Investments at Fair Value, held by the Company

As of June 30, 2025 and 2024 the Company's cost of investments was $54.2 million and $54.2 million.

The assets and liabilities measured at fair value on a recurring and non-recurring basis which are held by the Company are summarized in the tables below:

	Fair Value as of June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investments	$15,427	$-	$13,374	$28,801
Total assets within the fair value hierarchy	$15,427	$-	$13,374	$28,801
Investments valued at net asset value				$31,813
Total assets				$60,614

	Fair Value as of June 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investments	$16,267	$-	$5,265	$21,532
Debt securities	9,929	-	-	9,929
Total assets within the fair value hierarchy	$26,196	$-	$5,265	$31,461
Investments valued at net asset value				$23,053
Total assets				$54,514
Liabilities:
Contingent consideration liability	$-	$-	$428	$428
Total liabilities	$-	$-	$428	$428

There were no transfers between levels of the fair value hierarchy during the years ended June 30, 2025 and 2024.

The following is a reconciliation of changes in Level 3 assets:

	For the twelve months ended June 30,
(in thousands)	2025	2024

Beginning balance	$5,265	$-
Purchases	3,300	9,000
Payments	146	-
Change in fair value	4,663	(3,735)
Ending balance	$13,374	$5,265

For the year ended June 30, 2025, the Level 3 assets still held as of the balance sheet date had an unrealized gain of $4.7 million.

The following is a reconciliation of changes in Level 3 liabilities:

	For the twelve months ended June 30,
(in thousands)	2025	2024

Beginning balance	$428	$1,903
Payments	(422)	(977)
Change in fair value	(6)	(498)
Ending balance	$-	$428

Investments at Fair Value, Consolidated Funds

The assets of the Consolidated Funds measured at fair value on a recurring basis are summarized in the tables below:

	Fair Value as of June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets of Consolidated Funds:
Equity investments	$-	$-	$231	$231
Debt securities	-	3,891	5,208	9,099
Total assets within the fair value hierarchy	$-	$3,891	$5,439	$9,330
Investments valued at net asset value				$4,997
Total assets				$14,327

	Fair Value as of June 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets of Consolidated Funds:
Equity investments	$-	$-	$10	$10
Debt securities	-	2,190	7,771	9,961
Total assets within the fair value hierarchy	$-	$2,190	$7,781	$9,971
Investments valued at net asset value				$1,500
Total assets				$11,471

The following is a reconciliation of changes in fair value of Level 3 assets of Consolidated Funds:

	For the twelve months ended June 30,
(in thousands)	2025	2024

Beginning balance	$7,781	$-
Net Transfers	(953)	-
Purchases	1,788	7,976
Sales and Paydowns	(3,224)	(307)
Net Accretion	40	8
Change in fair value	7	104
Ending balance	$5,439	$7,781

For the three months ended June 30, 2025, the Level 3 assets still held as of the balance sheet date had a decrease in unrealized gain of $4,392.

Four investments with an aggregate fair value of $2,016,236 were transferred from Level 3 to Level 2 during the year ended June 30, 2025 as a result of increased pricing transparency. Two investments with an aggregate fair value of $606,049 were transferred from Level 2 to Level 3 during the year ended June 30, 2025 as a result of reduced pricing transparency.

The following table below presents the ranges of significant unobservable inputs used to value Level 3 assets as of June 30, 2025 and June 30, 2024.

As of June 30, 2025
Investment Type	Fair value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Debt	$5,064	Income Approach	Discount Rate	9.44% - 25.71% (14.14%)
	144	Recent Transaction
Total Debt	$5,208

Equity/Other	231	Recent Transaction
Total Equity/Other	$231

As of June 30, 2024
Investment Type	Fair value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Debt	$7,193	Income Approach	Discount Rate	9.09% - 25.03% (13.81%)
	578	Recent Transaction
Total Debt	$7,771

Equity/Other	10	Market Approach	Earnings Multiple	7.5
Total Equity/Other	$10

7. Segment Reporting

We manage our business activities on a consolidated basis and operate as a single operating segment. We primarily derive our revenue from our asset management business which is focused on growing a scalable and diversified portfolio of long-duration and permanent capital vehicles across credit, real estate, specialty finance, and other alternative strategies. The accounting policies of the segment are the same as those described in Note 2 - Summary of Significant Accounting Policies.

Our chief operating decision maker (CODM) is our Chief Executive Officer and Chairman of the Company’s Board of Directors, Jason W. Reese. The CODM uses net income, as reported on our Consolidated Statements of Operations, predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis when making decisions about internal operations, such as staffing and related compensation, and planning for future investments. Total assets for the segment are as reported on the Consolidated Balance Sheet.

The following table provides the operating financial results of our operating segment:

	For the twelve months ended June 30,
(in thousands)	2025	2024
Revenues	$16,316	$17,834
Cost of revenues	1,082	5,526
Interest income	3,602	4,600
Other income	4,018	4,302
Less: Significant segment expenses
Employee expenses	14,474	12,522
Operating expenses	6,506	6,340
Interest expense	4,157	4,334
Depreciation and amortization	1,249	1,108
Less: Other segment expenses
Income tax expense	86	101
Other expenses	1,008	176
Net realized and unrealized gain	16,854	2,212
Net realized and unrealized gain on investments of Consolidated Funds	3,322	233
Segment net income	15,550	(926)

Other income includes dividend income and other income of Consolidated Funds, as well as income from discontinued operations. Employee expenses consist of compensation expense. Operating expenses are primarily made up of overhead expenses such as insurance, rent, professional fees, travel and meals, and other related costs. Other expenses primarily consists of expenses of Consolidated Funds and other non-recurring expenses, such as non-recurring legal fees.

8. Identifiable Intangible Assets, Net

The following table is a summary of the Company’s intangible assets as of June 30, 2025 and 2024:

	As of June 30, 2025			As of June 30, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Investment management agreements	$15,264	$(5,731)	$9,533	$15,264	$(4,781)	$10,483
Assembled workforce	1,103	(632)	471	1,103	(549)	554
Customer related	1,610	(43)	1,567	-	-	-
Licenses	450	(12)	438	-	-	-
Identifiable intangible assets, net	$18,427	$(6,418)	$12,009	$16,367	$(5,330)	$11,037

During the years ended June 30, 2025 and 2024, the Company recorded amortization expense of $1.1 million and $1.1 million, respectively, within depreciation and amortization on the consolidated statements of operations.

The following table provides the estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter:

(in thousands)	Estimated Future Amortization Expense
For the year ending June 30, 2026	$1,130
For the year ending June 30, 2027	1,096
For the year ending June 30, 2028	1,068
For the year ending June 30, 2029	1,045
For the year ending June 30, 2030	1,027
Thereafter	6,643
Total	$12,009

9. Real Estate

In January 2023, MBTS completed the purchase of certain land parcels in Mississippi and Florida. MBTS completed its third purchase, a land parcel in Florida, in March 2025. Contemporaneously with the land purchases, MBTS entered into commercial lease agreements, as a lessor, in respect to the land parcels and build-to-suit improvements to be constructed thereon. The leases will commence upon substantial completion of the build-to-suit developments. The Company intends to sell the land and improvements with the attached leases at, or subsequent to, the respective lease commencement date.

During the years ended June 30, 2025 and 2024, the Company capitalized costs of $3.4 million and $8.5 million, respectively, within real estate assets, net on its condensed consolidated balance sheet, representing the development and construction costs directly identifiable with the real estate projects.

On June 18, 2024, MBTS sold one of its developments for consideration totaling $7.8 million. At closing in 2024, real estate development was not complete for this project. There were two performance obligations identified for this transaction. The first performance obligation related to real estate development activities completed at the closing of the property sale where the transfer of title occurred for which the Company recognized $6.6 million of revenue in 2024. The second performance obligation related to the remaining construction activities to be completed over time after title transferred. At closing, MBTS funded two escrow accounts for construction completion. During the year-ended June 30, 2025, the performance obligation was satisfied, the related escrow accounts were released, and the remaining revenue associated with this sale of $1.2 million was recognized.

In December 2024, a second development was completed and the lease commenced. Upon completion, the Company began to depreciate the asset over its expected useful life of 39 years. During the year ended June 30, 2025, the Company recognized depreciation expense totaling approximately $0.1 million in connection with the asset.

The lease is through December 2034 and contains two five-year extensions. For the year ended June 30, 2025, lease income relating to lease payments was $0.3 million.

The following table summarizes the base rents for the remaining lease term:

(in thousands)	June 30, 2025
For the year ending December 31, 2025	$253
For the year ending December 31, 2026	516
For the year ending December 31, 2027	526
For the year ending December 31, 2028	537
Thereafter	3,454
Total base rent	$5,286

10. Lessee Operating Leases

The Company leases office spaces in Boston, Massachusetts and Charleston, South Carolina under operating leases. Through December 2024, the Company also leased office space in Waltham, Massachusetts. The following table summarizes operating and variable lease cost and cash paid for amounts included in the measurement of lease liabilities for the years ended June 30, 2025 and 2024:

	For the twelve months ended June 30,
(in thousands)	2025	2024
Operating lease cost	$492	$399
Variable lease cost	59	66
Cash paid for operating leases	493	436

The following table provides details on the leases presented in the consolidated balance sheets as of June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Weighted-average remaining life	4.3 years	1.9 years
Weighted-average discount rate	8.1%	8.9%

The following table provides a maturity analysis of the Company's operating lease liabilities as of June 30, 2025:

(in thousands)	June 30, 2025
For the year ending June 30, 2026	$474
For the year ending June 30, 2027	421
For the year ending June 30, 2028	417
Thereafter	569
Total lease payments	$1,881
Imputed interest	(266)
Total lease liabilities	$1,615

The Company’s office leases in Boston, Massachusetts, and Charleston, South Carolina, provide a five-year and a three-year optional extension periods, respectively. As the Company is not reasonably certain to exercise the options, the periods covered by the options are not included in the respective lease terms or the measurement of the respective lease liabilities.

11. Accrued Expenses and Other Current Liabilities

As of June 30, 2025 and 2024, accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2025	June 30, 2024
Payroll and other employee-related costs	$4,616	$4,222
Construction business expenses	2,591	2,425
Other	500	362
Accrued expenses and other current liabilities	$7,707	$7,009

12. Long-Term Debt

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

The Company’s long-term debt is summarized in the following table:

(in thousands)	June 30, 2025	June 30, 2024
GEGGL Notes	$26,945	$26,945
Total principal	$26,945	$26,945
Unamortized debt discounts and issuance costs	(572)	(855)
Long-term debt	26,373	26,090

Deferred financing costs are amortized to interest expense on a straight-line basis over the five-year term of the loan. During the years ended June 30, 2025 and 2024, the Company incurred interest expense of $2.2 million and $2.2 million, respectively, attributed to its long-term debt. See Note 13 - Convertible Notes for interest expense on Convertible Notes.

The GEGGL Notes include covenants that limit additional indebtedness or the payment of dividends subject to compliance with a net consolidated debt to equity ratio of 2:1. As of June 30, 2025, our net consolidated debt to equity ratio is 0.45:1.00. The fair value of the GEGGL Notes as of June 30, 2025 was 25.3 million.

13. Convertible Notes

On February 26, 2020, the Company issued notes at par with an aggregate principal balance of $30 million due on February 26, 2030 that accrue interest at 5.0% per annum, payable semiannually in arrears on June 30 and December 31, commencing June 30, 2020, in cash or in-kind at the option of the Company, with each $1,000 principal amount convertible into 288.0018 shares of the Company’s common stock, subject to the terms therein, prior to maturity at the option of the holder (the Convertible Notes). In addition, on March 10, 2021, the Company issued additional Convertible Notes in an aggregate principal amount of $2.3 million. In June 2024, the Company repurchased $4.2 million of principal for $2.1 million resulting in a realized gain of $2.3 million. In June 2025, the Company repurchased $2.2 million of principal for $1.8 million resulting in a realized gain of $0.5 million.

As of June 30, 2025, the total principal balance of Convertible Notes outstanding was $35.1 million, including cumulative interest paid in-kind. The Convertible Notes are held by a consortium of investors, including $17.0 million issued to certain related parties. As of June 30, 2025, such Convertible Notes issued to related parties include:

▪
$7.8 million issued to entities associated with Matthew A. Drapkin, including funds managed by Northern Right Capital Management, L.P. (Northern Right), a significant shareholder, which are currently convertible into approximately 2,250,113 shares of the Company's common stock. Mr. Drapkin, a member of the Company’s Board of Directors, is the Chief Executive Officer of Northern Right. Mr. Drapkin and certain funds managed by Northern Right have agreed not to convert its notes into shares of the Company's common stock prior to July 15, 2026.
▪
$8.3 million issued to entities associated with Jason W. Reese, the Chief Executive Officer and Chairman of the Company’s Board of Directors, including funds managed by ICAM, a significant shareholder, which are currently convertible into approximately 2,400,112 shares of the Company’s common stock. ICAM has agreed to not convert its Convertible Notes into shares of the Company’s common stock prior to November 2025.
▪
$0.8 million issued to entities associated with Eric J. Scheyer, a member of the Company’s Board of Directors.

In addition, a third party noteholder, PC Elfun, LLC (PC Elfun), was issued $11.4 million of Convertible Notes which are currently convertible into approximately 3,281,402 shares of the Company’s common stock. PC Elfun has agreed not to convert its notes into shares of the Company's common stock indefinitely.

The Company may, subject to compliance with the terms of the Convertible Notes, effect the conversion of some or all of the Convertible Notes into shares of common stock, subject to certain liquidity and pricing requirements, as specified in the Convertible Notes.

The embedded conversion feature in the Convertible Notes qualifies for the scope exception to derivative accounting in FASB ASC Topic 815, Derivatives and Hedging, for certain contracts involving a reporting entity’s own equity. The Company incurred $1.2 million in issuance costs on the original issuance that are amortized over the 10-year term. Convertible Notes recorded on the Company's consolidated balance sheets as of June 30, 2025 and 2024 are summarized in the following table:

(in thousands)	June 30, 2025	June 30, 2024
Convertible Notes principal	$35,063	$35,494
Unamortized debt issuance costs	(461)	(594)
Convertible Notes	34,602	34,900

The Company incurred interest expense of $1.9 million and $2.1 million related to the Convertible Notes for the years ended June 30, 2025 and 2024, respectively, inclusive of non-cash interest related to amortization of debt issuance costs. Interest was paid in-kind by issuing $1.8 million and $1.9 million of additional Convertible Notes to holders for the years ended June 30, 2025 and 2024, respectively.

14. Non-Controlling Interests and Redeemable Preferred Stock of Subsidiaries

Non-Controlling Interests

Holders of non-controlling interests in a subsidiary of the Company hold certain rights, which result in the classification of the securities as either liability, temporary equity, or permanent equity. The following table summarizes the non-controlling interest balances on the consolidated balance sheets:

(in thousands)	June 30, 2025	June 30, 2024
Consolidated Funds
Permanent equity	10,348	7,481
Total non-controlling interests	$10,348	$7,481

The following table summarizes the net income (loss) attributable to the non-controlling interests on the consolidated statements of operations:

	For the twelve months ended June 30,
(in thousands)	2025	2024
Consolidated Funds
Permanent equity	2,659	462
Net loss attributable to non-controlling interest	$2,659	$462

Consolidated Fund – Non-controlling interest classified as permanent equity

As of June 30, 2025, the Company held approximately 42% of the capital in the Consolidated Fund and the remaining capital was recorded as a non-controlling interest that included affiliated individuals and entities.

15. Share-Based and Other Non-Cash Compensation

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

Stock Plans

In June 2016, the Company’s stockholders approved the Great Elm Group, Inc. 2016 Long-Term Incentive Plan (the 2016 Long-Term Incentive Plan), as subsequently amended, and the Great Elm Group, Inc. 2016 Employee Stock Purchase Plan (the 2016 Employee Stock Purchase Plan). In November 2022, the Company’s stockholders approved an increase to the number of shares available for issuance under the 2016 Long-Term Incentive Plan by 2,900,000 shares. The 2016 Long-Term Incentive Plan is administered by the Compensation Committee of the Board of Directors (the Compensation Committee) and provides for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, cash-based awards and other stock-based awards. As of June 30, 2025, the Company had a total of 3,974,586 shares outstanding under the 2016 Long-Term Incentive Plan and no shares were outstanding under the 2016 Employee Stock Purchase Plan.

The following table summarizes the number of common shares available for future issuance under the plans discussed above as of June 30, 2025:

Shares of Common Stock Available for Future Issuance	Shares
2016 Long-Term Incentive Plan	1,449,715
2016 Employee Stock Purchase Plan	944,000
Total	2,393,715

Restricted Stock Awards and Restricted Stock Units

The following table presents activity related to the Company’s restricted stock awards and restricted stock units for the year ended June 30, 2025:

Restricted Stock Awards and Restricted Stock Units	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2024	1,597	$1.96
Granted	1,003	1.84
Vested	(1,279)	1.90
Forfeited	(244)	1.96
Outstanding at June 30, 2025	1,077	$1.93

Restricted stock awards and restricted stock units have vesting terms between 1-4 years and are subject to service requirements. During the year ended June 30, 2025, the Company granted 1,002,773 restricted stock awards and did not grant any restricted stock units. The aggregate grant date fair value of restricted stock awards and restricted stock units granted during the years ended June 30, 2025 and 2024 was $1.8 million and $2.5 million, respectively. For the years ended June 30, 2025 and 2024, the total intrinsic value of restricted stock vested was $2.1 million and $1.9 million, respectively.

Stock Options

The following table presents activity related to the Company’s stock options for the year ended June 30, 2025:

Stock Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2024	3,264	$2.70	6.44	$-
Forfeited, cancelled or expired	(258)	4.20	-	-
Outstanding at June 30, 2025	3,006	$2.57	6.00	$-
Exercisable at June 30, 2025	1,006	$3.60	2.28	$-

There were no options granted during the year ended June 30, 2025. There were no options granted, forfeited, cancelled or expired during the year ended June 30, 2024.

Stock-Based Compensation Expense

Stock-based compensation expense related to all restricted stock awards, restricted stock units, and stock options totaled $2.0 million and $2.4 million for the years ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and 2024, the Company had unrecognized compensation cost related to all unvested restricted stock awards, restricted stock units, and stock options totaling $1.7 million and $2.3 million, respectively, expected to be recognized as the awards and options vest over the next 2.1 years.

Non-Employee Director Deferred Compensation Plan

In December 2020, the Company established the Great Elm Group, Inc. Non-Employee Directors Deferred Compensation Plan allowing non-employee directors to defer their cash and/or equity compensation under a non-revocable election for each calendar year. Such compensation is deferred until the earlier of 3 years from the original grant date of such compensation, termination of service, or death, and is payable in common stock shares. As of June 30, 2025, there were no restricted stock awards and restricted stock units that were deferred under this plan.

Other Non-Cash Compensation

During the year ended June 30, 2025, the Company issued compensation to certain employees in the form of GECC common shares to be settled with GECC shares currently held by the Company. The total value of GECC shares awarded for the year ended June 30, 2025 was $1.3 million, of which $0.3 million vested immediately, and the balance will vest annually pro-rata over a three year period. Related compensation expense was $1.2 million for the year ended June 30, 2025.

During the years ended June 30, 2025, 2024 and 2023, the Company issued compensation to certain employees in the form of restricted membership interest rights in MP II to be settled with the membership interest currently held by the Company. The total value of the MP II restricted membership interests awarded for the years ended June 30, 2025, 2024 and 2023 was $0.8 million, which vest on the third anniversary of the grant date. Related compensation expense was $0.3 million and $0.1 million for the years ended June 30, 2025 and 2024.

During the year ended June 30, 2025, the Company issued compensation to certain employees in the form of restricted membership interest rights in Monomoy REIT to be settled with the membership interest currently held by the Company. The total value of the Monomoy REIT restricted membership interests awarded for the year ended June 30, 2025 was $0.5 million, which will vest on the fifth anniversary of the grant date. Related compensation expense was $0.1 million for the year ended June 30, 2025.

16. Income Taxes

The Company had income (loss) before income taxes from continuing operations of $15.6 million and $(0.8) million, respectively, for the years ended June 30, 2025 and 2024. There was no foreign activity during these years.

The provision for income taxes includes the following:

	For the years ended June 30,
(in thousands)	2025	2024
Current	$(130)	$101
Deferred	216	-
Income tax expense	$86	$101

The Company recognized an income tax expense from continuing operations of $0.1 million and $0.1 million for the years ended June 30, 2025 and 2024, respectively. The expense for the year ended June 30, 2025 consists of the recognition of income tax expense related to the deferred tax liability with an indefinite reversal period. This is offset by the income tax benefit recognized from the reversal of the prior year's income tax expense, resulting from provision-to-return adjustments. The expense for the year ended June 30, 2024 consisted of federal and state and local taxes.

The following table reconciles the expected corporate federal income tax expense, computed by multiplying the Company's income (loss) before income taxes by the statutory tax rate of 21%, to the total tax expense.

	For the years ended June 30,
(in thousands)	2025	2024
Federal tax expense (benefit) at statutory rate	$2,777	$(194)
State taxes net of federal impact	552	702
Change in valuation allowance	(3,848)	(1,932)
Provision to return and other deferred tax	(145)	(157)
Net operating loss and credit expirations	713	1,642
Other	37	40
Income tax expense	$86	$101

The tax effect of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are as follows:

	As of June 30,
(in thousands)	2025	2024
Deferred Tax Assets:
Net operating loss carryforwards	$2,099	$2,643
Accruals and allowances not deductible for tax purposes	230	1,089
Identifiable intangible assets	445	342
Stock based and accrued compensation	1,665	-
Unrealized loss on investments	-	2,359
Investment in partnerships	3,076	2,861
Interest expense carryforward	873	-
Other	450	1,000
Total deferred tax assets, gross	$8,838	$10,294
Less: valuation allowance	$(6,278)	$(10,112)
Total deferred tax assets, net	$2,560	$182
Deferred Tax Liabilities:
Unrealized gain on investment	(2,250)
Other	(526)	(182)
Total deferred tax liabilities, gross	$(2,776)	$(182)

Total deferred tax liabilities, net	$(216)	$-

In light of the history of cumulative operating losses, the Company recorded a valuation allowance for all of its federal and state deferred tax assets, as it is presently unable to conclude that it is more likely than not that the federal and state deferred tax assets in excess of deferred tax liabilities will be realized. For the year ended June 30, 2025 the Company reflects a deferred tax liability in the amount of $0.2 million due to the future tax liability from an asset with an indefinite life. The future tax liability from this indefinite lived asset can be offset by up to 30% of business interest carryforward and 80% of net operating loss carryforwards created after 2017. The remaining portion of the future tax liability from indefinite lived assets cannot be used to offset definite lived deferred tax assets. The decrease of $3.8 million in the overall valuation allowance relates primarily to the unrealized gain recognized on the Company's investments recorded to fair value and the expiration of federal tax attributes. The state deferred amounts reflected in the above table were calculated using the enacted tax rates.

As of June 30, 2025, the Company had net operating loss (NOL) carryforwards for federal income tax purposes of approximately $7.7 million, of which approximately $1.5 million will expire in fiscal years 2026 through 2038 and $6.2 million can be carried forward indefinitely. As of June 30, 2025, the Company also had $7.9 million of state NOL carryforwards, principally in Massachusetts, that will expire from 2037 to 2045.

The utilization of a corporation's NOL carryforwards could be limited following a change in ownership (as defined by Internal Revenue Code section 382) of greater than 50% within a rolling three-year period. If it is determined that prior equity transactions limit the Company's NOL carryforwards, the annual limitation will be determined by multiplying the market value of the Company on the date of the ownership change by the federal long-term tax-exempt rate. Any amount exceeding the annual limitation may be carried forward to future years for the balance of the NOL carryforward period. The Company has not, as of yet, conducted a study to determine if any such changes have occurred that could limit its ability to utilize the net operating loss carryforward. Given the full valuation allowance, any ownership change and potential Section 382 limitation would not have a material impact on the financial statements.

During the years ended June 30, 2025 and 2024, the total amount of gross unrecognized tax benefit activity was as follows:

(in thousands)
Balance as of June 30, 2023	$508
Balance as of June 30, 2024	$508
Lapse of statute of limitations	(176)
Balance as of June 30, 2025	$332

The Company’s policy is to include interest and penalties related to unrecognized tax benefits in tax expense on the Company’s consolidated statements of operations. As of June 30, 2025 and 2024, the Company had approximately $0.3 million and $0.5 million, respectively, of unrecognized tax benefits, including interest and penalties, recognized on our balance sheet. These liabilities are primarily recorded as non-current as of the balance sheet date. As of June 30, 2025, the accrual for interest and penalties associated with tax liabilities was $0.2 million. As of June 30, 2024, the accrual for interest and penalties associated with tax liabilities was immaterial. These unrecognized tax benefits, if recognized, would decrease the effective tax rate in the year of resolution.

Although timing of the resolution and/or closure on the Company's unrecognized tax benefits is highly uncertain, it is reasonably possible that the liability associated with our unrecognized tax benefit liabilities will decrease within the next 12 months as a result of the expiration of statutes of limitation. As of June 30, 2025, we estimate a reversal of the full unrecognized tax benefit liabilities as a result of expiration of statute of limitations.

The Company files income tax returns in accordance with the tax laws of the jurisdictions in which it operates. Federal and state income tax returns are generally subject to examination for tax years ended June 30, 2021 through the present. To the extent the Company has tax attribute carryforwards, the tax years in which those attributes were generated may remain subject to adjustment upon examination by the Internal Revenue Service (IRS), with the exception of fiscal years 2009 and 2010, for which IRS examinations have been completed, or by state tax authorities, to the extent such attributes are utilized in a future period. The Company is not currently under examination by any tax authorities.

On July 4, 2025, new U.S tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or "OBBBA"). The Company is currently evaluating the impact of the new legislation.

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

18. Discontinued Operations

In January 2023, the Company sold durable medical equipment business. The Company concluded that the disposal group satisfied the criteria for presentation as held for sale and discontinued operations. In the fiscal year 2024, we recognized a gain of $0.02 million related to adjustments to payments due to the former non-controlling interests. There was no activity related to discontinued operations during the year ended June 30, 2025.

19. Subsequent Events

On July 31, 2025, the Company entered into a Stock Purchase Agreement (the Stock Purchase Agreement) with certain funds affiliated with Kennedy Lewis Investment Management LLC (KLIM), a Delaware limited liability company (such funds, the Purchasers), pursuant to which the Purchasers purchased, and the Company issued, 1,353,885 shares (the Shares) of the Company’s common stock (the Common Stock), at a 20-day volume-weighted average price calculated at market close the business day prior to the date of the Stock Purchase Agreement of $2.1144 per share, or an aggregate purchase price of $2.9 million. The Shares were issued in a private placement exempt from registration under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act of 1933.

Pursuant to the registration rights covenant under the Stock Purchase Agreement, the Company has agreed to file a registration statement to register the resale from time to time of the Registrable Securities (as defined in the Stock Purchase Agreement) held by the Purchasers within one hundred and twenty days following the date of the Stock Purchase Agreement. The Company has also agreed to include the Registrable Securities in certain registration statements filed by the Company. The registration rights granted pursuant to the Stock Purchase Agreement will terminate upon the first to occur of (A) a registration statement with respect to the sale of such securities being declared effective by the Securities and Exchange Commission (the SEC) under the Securities Act of 1933, as amended (the Securities Act) and such securities having been disposed of or transferred by the holder thereof in accordance with such effective registration statement, (B) such securities having been previously sold or transferred in accordance with Rule 144 (or another exemption from the registration requirements of the Securities Act), (C) such securities becoming eligible for resale without volume or manner-of-sale restrictions and without current public information requirements pursuant to Rule 144 or (D) such securities are no longer outstanding.

In addition, pursuant to the director appointment covenant under the Stock Purchase Agreement, as long as the Purchasers and their affiliates collectively (i) retain the Profit Interest Percentage (as defined below) and (ii) continue to own at least 50% of the Shares (the Ownership Requirements), the Company has agreed to appoint one person designated by the Purchasers to serve on the Company’s board of directors (the Board), and to continue to nominate such person to continue to serve on the Board at each annual meeting of the Company’s stockholders so long as the Purchasers meet the Ownership Requirements and such person qualifies as an independent director under Nasdaq independence rules and is reasonably acceptable to the Board.

Profits Interest Agreement

In connection with the transaction described above, the Company formed a new holding company for its real estate business, Great Elm Real Estate Ventures, LLC, a Delaware limited liability company (Great Elm RE Ventures). The Company is the sole member of Great Elm RE Ventures and owns all of its equity interests, including its preferred equity pursuant to which it is entitled to a cumulative preferred distribution of 12.5% per annum and priority in distributions relating to the proceeds of certain specified transactions, subject to the right of the certain funds affiliated with KLIM set forth therein (the Investors) to purchase a pro rata participation interest in such preferred equity in an amount equal to the Profits Interest Percentage. Pursuant to a Profits Interest Agreement (the Profits Interest Agreement), dated July 31, 2025, by and among the Company, Great Elm RE Ventures and the Investors, each Investor will be entitled to receive, concurrently with any distribution of income made by Great Elm RE Ventures to the holders of its common equity interests, its pro rata portion of an amount equal to 15% of the aggregate amount of such distribution (the Profit Interest Percentage), which percentage will increase by 1.0% for each $10.0 million of borrowings drawn under the Loan Agreement, dated July 31, 2025, between Monomoy Properties REIT, LLC, as borrower, entities managed by KLIM, as lenders, and Alter Domus (US) LLC, as agent for the lenders, up to a maximum of 20%. Each Investor will have certain tag-along rights in the event that the Company or its affiliates decides to transfer its common or preferred equity in Great Elm RE Ventures above a certain threshold.

Securities Purchase Agreement

On August 27, 2025, the Company entered into a Securities Purchase Agreement (the Securities Purchase Agreement) with Woodstead Value Fund LP, a Texas limited partnership (the Purchaser), pursuant to which the Purchaser purchased, and the Company issued, 4,000,000 shares (the Shares) of the Company’s common stock, par value $0.001 per share (the Common Stock), at a 20-day volume-weighted average price calculated at market close the business day prior to the date of the Securities Purchase Agreement of $2.25 per share, for an aggregate purchase price of $9 million. The Shares were issued in a private placement exempt from registration under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act of 1933.

Pursuant to the registration rights covenant under the Securities Purchase Agreement, the Company has agreed to file a registration statement to register the resale from time to time of the Registrable Securities (as defined in the Securities Purchase Agreement) held by the Purchasers within one hundred and fifty days following the date of the Securities Purchase Agreement. The Company has also agreed to include the Registrable Securities in certain registration statements filed by the Company. The registration rights granted pursuant to the Securities Purchase Agreement will terminate upon the first to occur of (A) a registration statement with respect to the sale of such securities being declared effective by the Securities and Exchange Commission (the SEC) under the Securities Act of 1933, as amended (the Securities Act) and such securities having been disposed of or transferred by the holder thereof in accordance with such effective registration statement, (B) such securities having been previously sold or transferred in accordance with Rule 144 (or another exemption from the registration requirements of the Securities Act), (C) such securities becoming eligible for resale without volume or manner-of-sale restrictions and without current public information requirements pursuant to Rule 144 or (D) such securities are no longer outstanding.

In addition, pursuant to the director appointment covenant under the Securities Purchase Agreement, as long as the Purchaser and its affiliates collectively continue to own at least 2,000,000 shares of the Common Stock (the Ownership Requirements), the Company has agreed to appoint one person designated by the Purchaser to serve on the Company’s board of directors (the Board), and to continue to nominate such person to continue to serve on the Board at each annual meeting of the Company’s stockholders so long as the Purchaser meets the Ownership Requirements and such person qualifies as an independent director under Nasdaq independence rules and is reasonably acceptable to the Board.

Warrants

Pursuant to the Securities Purchase Agreement, the Company also issued to the Purchaser (i) a warrant to buy 1,000,000 shares of Common Stock at an exercise price of $3.50 per share with a ten-year term (the Series A Warrant) and (ii) a warrant to buy 1,000,000 shares of Common Stock at an exercise price of $5.00 per share with a ten-year term (the Series B Warrant, together with Series A Warrant, the Warrants). The Warrants were issued in a private placement exempt from registration under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act of 1933.

The Series A Warrants are exercisable at any time on or after the one-year anniversary of the original issuance date and the Series B Warrants are exercisable at any time on or after the three-year anniversary of the original issuance date. Each of the Series A Warrants and Series B Warrants have a ten-year term from the original issuance date.

The Warrants include certain limited anti-dilution adjustments.