Form 10-Q
period 2025-09-30
Great Elm Group, Inc.
filed 2025-11-12
CIK 1831096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S- T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 6, 2025, there were 33,029,368 shares of the registrant’s common stock outstanding.

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
▪
changes in laws and regulations governing our operations; and
▪
other factors described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 under “Risk Factors” or as set forth from time to time in our Securities and Exchange Commission (SEC) filings.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Great Elm Group, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

Dollar amounts in thousands (except per share data)

ASSETS	September 30, 2025	June 30, 2025
Current assets
Cash and cash equivalents	$53,470	$30,603
Receivables from managed funds	4,935	8,331
Investments, at fair value	55,445	60,614
Prepaid and other current assets	4,127	2,803
Real estate assets, net	4,543	9,085
Related party loan receivable	-	8,000
Assets of Consolidated Funds:
Cash and cash equivalents	5,038	3,907
Investments, at fair value	11,865	14,327
Other assets	167	227
Total current assets	139,590	137,897
Identifiable intangible assets, net	11,722	12,009
Goodwill	440	440
Right-of-use assets	1,514	1,603
Other assets	1,744	1,988
Total assets	$155,010	$153,937
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,254	$1,026
Accrued expenses and other current liabilities	5,890	7,707
Current portion of related party payables	186	258
Current portion of lease liabilities	364	355
Liabilities of Consolidated Funds:
Payable for securities purchased	565	96
Accrued expenses and other liabilities	111	172
Total current liabilities	8,370	9,614
Lease liabilities, net of current portion	1,166	1,260
Long-term debt (face value $26,945)	26,444	26,373
Convertible notes (face value $35,063 and $35,063, including $16,993 and $16,993 held by related parties, respectively)	34,626	34,602
Other liabilities	1,261	1,422
Total liabilities	71,867	73,271
Commitments and contingencies (Note 16)
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 authorized and zero outstanding	-	-
Common stock, $0.001 par value; 350,000,000 shares authorized and 33,348,987 shares issued and 32,084,664 outstanding at September 30, 2025; and 27,630,305 shares issued and 26,552,948 outstanding at June 30, 2025	30	25
Additional paid-in-capital	3,320,845	3,310,356
Accumulated deficit	(3,247,093)	(3,240,063)
Total Great Elm Group, Inc. stockholders' equity	73,782	70,318
Redeemable non-controlling interest in Consolidated Funds	9,361	10,348
Total stockholders' equity	83,143	80,666
Total liabilities and stockholders' equity	$155,010	$153,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

Amounts in thousands (except per share data)

	For the three months ended September 30,
	2025	2024
Revenues	$10,788	$3,992
Cost of revenues	6,748	635
Operating costs and expenses:
Compensation and benefits	5,237	3,563
Selling, general and administrative	2,166	1,501
Depreciation and amortization	342	273
Expenses of Consolidated Funds	21	16
Total operating costs and expenses	7,766	5,353
Operating loss	(3,726)	(1,996)
Dividends and interest income	1,238	1,558
Interest expense	(1,028)	(1,028)
Net realized and unrealized (loss) gain	(2,861)	3,778
Net realized and unrealized (loss) gain on investments of Consolidated Funds	(1,808)	278
Interest and other income of Consolidated Funds	352	384
(Loss) income before income taxes	(7,833)	2,974
Income tax expense	(71)	-
Net (loss) income	$(7,904)	$2,974
Less: net (loss) income attributable to non-controlling interest in Consolidated Funds	(874)	335
Net (loss) income attributable to Great Elm Group, Inc. stockholders	$(7,030)	$2,639
Net (loss) income attributable to stockholders per share
Basic	$(0.24)	$0.09
Diluted	(0.24)	0.08
Weighted average shares outstanding
Basic	28,972	29,079
Diluted	28,972	40,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Amounts in thousands

	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Group, Inc. Stockholders'	Redeemable non-controlling interest in	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity	Consolidated Funds	Equity
BALANCE, June 30, 2025	26,553	$25	$3,310,356	$(3,240,063)	$70,318	$10,348	$80,666
Net loss	-	-	-	(7,030)	(7,030)	(874)	(7,904)
Issuance of common stock related to vesting of restricted stock	430	-	-	-	-	-	-
Withholding tax payments related to restricted stock	-	-	(154)	-	(154)	-	(154)
Issuance of common stock related to equity transactions, net	5,354	5	10,029	-	10,034	-	10,034
Issuance of warrants	-	-	726	-	726	-	726
Distributions from Consolidated Funds	-	-	-	-	-	(113)	(113)
Stock repurchases	(252)	-	(756)	-	(756)	-	(756)
Stock-based compensation	-	-	644	-	644	-	644
BALANCE, September 30, 2025	32,085	$30	$3,320,845	$(3,247,093)	$73,782	$9,361	$83,143

	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Group, Inc. Stockholders'	Redeemable non-controlling interest in	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity	Consolidated Funds	Equity
BALANCE, June 30, 2024	30,494	$30	$3,315,638	$(3,252,954)	$62,714	$7,481	$70,195
Net income	-	-	-	2,639	2,639	335	2,974
Issuance of common stock related to vesting of restricted stock	528	-	-	-	-	-	-
Distributions from Consolidated Funds	-	-	-	-	-	(136)	(136)
Stock repurchases	(2,279)	(2)	(2,107)	-	(2,109)	-	(2,109)
Stock-based compensation	-	-	660	-	660	-	660
BALANCE, September 30, 2024	28,743	$28	$3,314,191	$(3,250,315)	$63,904	$7,680	$71,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Dollar amounts in thousands

	For the three months ended September 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(7,904)	$2,974
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Proceeds from sale of real estate	7,021	-
(Gain) loss on sale of real estate	(505)	12
Depreciation and amortization	342	273
Stock-based compensation	644	660
Unrealized loss (gain) on investments	3,953	(4,370)
Realized (gain) loss on investments	(1,092)	592
Non-cash interest and amortization of debt issuance costs	533	539
Change in fair value of contingent consideration	-	(6)
Other non-cash expense, net	521	730
Adjustments to reconcile net (loss) income to net cash flows from operating activities of Consolidated Funds:
Purchase of investments	(1,599)	(1,496)
Sales of investments	2,745	1,257
Amortization of premium and accretion of discount, net	(23)	(21)
Net realized and unrealized loss (gain) on investments	1,808	(278)
Changes in operating assets and liabilities:
Receivables from managed funds	3,396	(1,595)
Prepaid and other assets	(1,047)	(153)
Real estate under development	(2,003)	(15)
Lease Liabilities	4	(11)
Related party payables	(72)	(404)
Accounts payable, accrued expenses and other liabilities	(1,802)	(4,621)
Changes in operating assets and liabilities of Consolidated Funds:
Cash and cash equivalents	(1,131)	142
Other assets	60	7
Accrued expenses and other liabilities	(35)	(3)
Net cash flows from operating activities	3,814	(5,787)
Cash flows from investing activities:
Purchases of investments in held-to-maturity securities	-	(7,378)
Proceeds from settlement of held-to-maturity investments	-	10,000
Sales of investments	2,384	4
Purchases of investments	(1,028)	-
Related party loan receivable	8,000	-
Redemption of investments	-	13
Other	(14)	(148)
Net cash flows from investing activities	9,342	2,491

Great Elm Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

Dollar amounts in thousands

	For the three months ended September 30,
	2025	2024
Cash flows from financing activities:
Proceeds from issuance of common stock	11,862	-
Equity issuance costs	(1,102)	-
Stock repurchases	(756)	(2,109)
Withholding tax payments related to restricted stock	(154)	-
Net distributions from redeemable non-controlling interests in Consolidated Funds	(139)	(123)
Net cash flows from financing activities	9,711	(2,232)
Net increase (decrease) in cash and cash equivalents	22,867	(5,528)
Cash, cash equivalents and restricted cash at beginning of period	30,603	49,718
Cash, cash equivalents and restricted cash at end of period	$53,470	$44,190

Supplemental disclosure of cash flow information:
Cash paid for interest	488	488
Cash paid for taxes	-	92

Supplemental non-cash financing transactions:
Fair value of warrants issued	726	-

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on the Condensed Consolidated Balance Sheets to the total cash and cash equivalents and restricted cash on the Condensed Consolidated Statements of Cash Flows:

	September 30, 2025	June 30, 2025
Cash and cash equivalents	$53,470	$30,603
Restricted cash	-	-
Cash, cash equivalents and restricted cash	$53,470	$30,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025

1. Organization

Great Elm Group, Inc. (referred to as the Company or GEG) is an alternative asset management company incorporated in Delaware. The Company focuses on growing a scalable and diversified portfolio of long-duration and permanent capital vehicles across credit, real estate, specialty finance, and other alternative strategies.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Great Elm Capital Management, LLC (GECM), Great Elm Opportunities GP, Inc. (GEO GP), Great Elm Capital GP, LLC (GEC GP), Great Elm Investments, LLC (GEI), Great Elm FM Acquisition, Inc. (FM Acquisition), Great Elm DME Holdings, Inc. (DME Holdings), Great Elm Real Estate Ventures, LLC (REV), Monomoy CRE, LLC (MCRE), Monomoy BTS Construction Management, LLC (MCM), Monomoy Construction Services, LLC (MCS) and Monomoy BTS Corporation (MBTS). In addition, we have determined that the Company was the primary beneficiary of certain variable interest entities, and therefore the operations of those entities have been included in our consolidated results for the relevant periods.

Change in Segments

The Company continually monitors and reviews its segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact its reportable segments. During the first quarter of fiscal 2026, in conjunction with an equity transaction entered into with Kennedy Lewis Investment Management LLC (KLIM) and the formation of REV (see Note 13 - Equity Transactions), the Company realigned the business and reportable segment information that the Chief Operating Decision Maker (CODM) regularly reviews to evaluate performance for operating decision-making purposes, including performance assessment and allocation of resources. As a result, the Company’s segment reporting structure is based on the Company’s various investment strategies.

As a result of the change in segments, effective for the quarter ended September 30, 2025, the Company has the following reportable segments:

•
Alternative Credit - focused on income generation and capital preservation through investment in debt and income-generating securities, direct lending, CLOs, and specialty finance businesses including Factoring, Asset Based Lending and Healthcare
•
Real Estate - full service, end-to-end real estate platform combining investment expertise and turnkey execution capabilities for industrial outdoor storage sector

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes that are normally included in the Company’s Form 10-K and should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025. The Company’s significant accounting policies, which have been consistently applied, are summarized in those financial statements. These financial statements reflect all adjustments (consisting of normal and recurring items or items discussed herein) that management believes are necessary to fairly state results for the interim periods presented. Results of operations for interim periods are not necessarily indicative of annual results of operations.

Certain prior period comparative amounts have been reclassified to conform to the current period presentation, including reclassifications made in the presentation of operating costs and expenses. Such reclassifications were not material and did not affect the reported net income (loss) for the periods presented.

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

Redeemable non-controlling interests in the Company’s subsidiaries are reported as a component of equity, separate from the parent company’s equity or outside of permanent equity for non-controlling interests that are contingently redeemable. Non-redeemable non-controlling interests consist of profits interest issued to KLIM in REV (See Note 13 - Equity Transactions). These profits interest are classified as non-redeemable non-controlling interests as a component of permanent equity as they are not subject to holder put rights. There was no activity to report related to the non-redeemable non-controlling interests within the condensed consolidated financial statements. Results of operations attributable to the non-controlling interests are included in the Company’s condensed consolidated statements of operations.

Recently Issued Accounting Standards

Income Taxes. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid disaggregated by jurisdiction. The amendments in this ASU are effective for fiscal years beginning after December 15, 2024, and early adoption and retrospective application are permitted. The Company does not expect the additional disclosure requirements under ASU 2023-09 to have a material impact on the consolidated financial statements.

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

The Company allocated the purchase price of Greenfield to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value as follows:

(in thousands)	September 30, 2025
Goodwill	$440
Intangible assets:
Customer related	1,610
Licenses	450
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

4. Revenue

The Company's revenues are summarized in the following table:

	For the three months ended September 30,
(in thousands)	2025	2024
Investment management revenue:
Management fees	$1,876	$1,720
Incentive fees	-	880
Administration and service fees	458	395
Property management fees	309	306
Real estate property sales	7,370	616
Project management fees	712	75
Real estate rental income	63	-
Total revenues	$10,788	$3,992

The Company recognizes revenue at amounts that reflect the consideration to which it expects to be entitled in exchange for providing services to its customers under agreements with each investment product, which may be terminated at any time by either party subject to the specific terms of each respective agreement.

Management Fees

The Company earns management fees based on the investment management agreements between MCRE and Monomoy UpREIT, LLC (Monomoy UpREIT) as well as between GECM and Great Elm Capital Corp. (GECC), and other private funds (collectively, the Funds). The performance obligation is satisfied and management fee revenue is recognized over time as the services are rendered, since the Funds simultaneously receive and consume the benefits provided as GECM and MCRE perform services. Management fee rates range from 1.0% to 1.5% of the management fee assets specified within each agreement and are calculated and billed in arrears of the period, either monthly or quarterly. The assets under management from which the fees are calculated are variable in nature and subject to factors outside of the Company's control, such as additional investments, withdrawals and market performance. As such, these fees are considered constrained until the end of the contractual measurement period (monthly or quarterly), when management fee asset values are generally determinable.

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

Project Management Fees

MCM, a wholly owned subsidiary of MCRE, has entered into an owner’s representative agreement with respect to certain third-party construction projects and earns project management fees for its services. MCS, a wholly-owned subsidiary of GEG, earns fees and is reimbursed certain expenses for providing construction management services. The performance obligation is satisfied, and project management fee revenue is recognized over time as the services are rendered. Given the project management fees are delivered during the construction period, recognition over time is determined using the percentage of completion method, which is based on construction costs incurred of the project relative to the total contractual costs. The Company presents the project management fees and associated costs related to such construction projects on a net basis as it is deemed to be the agent in the arrangement.

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

The following tables summarize activity and outstanding balances between the managed investment products and the Company:

	For the three months ended September 30,
(in thousands)	2025	2024
Net realized and unrealized (loss) gain on investments	$(1,038)	$3,768
Net realized and unrealized (loss) gain on investments of Consolidated Funds	(1,808)	278
Dividend income	861	969

(in thousands)	September 30, 2025	June 30, 2025
Dividends receivable	$311	$310
Investment management revenues receivable	2,070	4,493
Receivable for reimbursable expenses paid	919	1,642
Receivable for real estate property development	1,635	1,886
Receivables from managed funds	$4,935	$8,331

Investment Management

GECM has agreements to manage the investment portfolios for GECC and other investment products, as well as to provide administrative services. MCRE has agreements with Monomoy UpREIT to receive management fees based on the managed assets (other than cash and cash equivalents) and rent collected, incentive fees based on the performance of those assets, and administration and service fees. See Note 4 - Revenue for additional discussions of the fee arrangements.

Consolidated Funds

Through its wholly-owned subsidiaries GECM, MCRE and GEO GP, the Company serves as the investment manager, general partner, or managing member of certain private funds, in which it may also have a direct investment. For funds which are determined to be VIEs and where it is determined that the Company is the primary beneficiary, the criteria for consolidation are met. The Company monitors such funds and related criteria for consolidation on an ongoing basis. Funds that have historically been consolidated will be deconsolidated when the Company is no longer deemed to be the primary beneficiary and will then be treated as equity method investments.

The Company retains the specialized investment company accounting guidance under US GAAP with respect to the consolidated funds (collectively, the Consolidated Funds). As such, investments of the Consolidated Funds are included in the consolidated balance sheets at fair value and the net realized and unrealized gains or losses on those investments are included as a component of non-operating income on the condensed consolidated statements of operations. Redeemable non-controlling interest in the Consolidated Funds is included in net (loss) income attributable to non-controlling interest in Consolidated Funds. The Company's risk with respect to the Consolidated Funds is limited to its beneficial interests in these funds. The assets of Consolidated Funds are not available to creditors of the Company. The creditors of Consolidated Funds do not have recourse to the Company other than to the assets of the respective Consolidated Funds.

The Company holds investments in certain funds that are VIEs but the Company is not deemed to be the primary beneficiary. Such investments are treated as equity method investments and the Company has elected the fair value option using NAV as a practical expedient with all changes in fair value reported in net realized and unrealized gain (loss) on investments on the condensed consolidated statements of operations. The Company's maximum exposure to loss related to the VIEs that the Company is not deemed to be the primary beneficiary is limited to the fair value of its investments in these entities.

See Note 2 - Summary of Significant Accounting Policies for additional details.

Investments

As of September 30, 2025, the Company owns 1,358,276 shares of GECC (approximately 9.7% of the outstanding shares). Certain officers and directors of GECC are also officers and directors of GEG. Matthew A. Drapkin is a director of our Board of Directors and also the Chairman of GECC's Board of Directors, Adam M. Kleinman is our President, as well as the Chief Compliance Officer of GECC, Matt Kaplan is the President of GECM, as well as the President and Chief Executive Officer of GECC, and Keri A. Davis is our Chief Financial Officer, as well as the Chief Financial Officer of GECC.

The Company receives dividends from its investments in GECC, MP II, Monomoy REIT and Monomoy UpREIT and earns unrealized gains and losses based on the mark-to-market performance of those investments. See Note 6 - Fair Value Measurements.

In February 2024, the Company invested in $6.0 million for a 25% interest in Great Elm Strategic Partnership I, LLC (GESP). The Company's investment in GESP is accounted for using the fair value option and it is included in Investments, at fair value on the consolidated balance sheets. GESP owns 1,558,260 shares of GECC as of September 30, 2025.

In June 2024, the Company invested in $3.0 million for a 25% interest in Prosper Peak Holdings, LLC (PPH). The Company's investment in PPH is accounted for using the fair value option and it is included in Investments, at fair value on the consolidated balance sheets. PPH owns 872,506 shares of GECC as of September 30, 2025.

In December 2024, the Company invested in $3.3 million for a 25% interest in Summit Grove Partners, LLC (SGP). The Company's investment in SGP is accounted for using the fair value option and it is included in Investments, at fair value on the consolidated balance sheets. SGP owns 969,527 shares of GECC as of September 30, 2025.

Other Transactions

GECM has shared personnel and reimbursement agreements for back-office personnel with ICAM. Jason W. Reese, the Chief Executive Officer and Chairman of the Company’s Board of Directors, is the Chief Executive Officer of ICAM, and Matt Kaplan, the President of GECM, is also a Managing Director of ICAM. Certain costs incurred under these agreements relate to human resources and other administrative services provided by ICAM employees, for the benefit of the Company and its subsidiaries, and are included in Compensation and benefits and selling, general and administrative expenses in the consolidated statements of operations. For the three months ended September 30, 2025 and September 30, 2024, such costs were $0.2 million and $0.1 million, respectively. Other costs include operational or administrative services performed on behalf of the funds managed by GECM and are included in receivables from managed funds in the consolidated balance sheets. As of September 30, 2025 there were no expenses related to the shared services agreements included in receivables from managed funds. As of June 30, 2025, $15 thousand of expenses related to the shared services agreements were included in receivables from managed funds.

As of January 1, 2024, GECM also has a shared personnel and reimbursement agreement with ICAM whereby ICAM reimburses certain costs incurred by GECM related to administrative services provided by GECM employees for the benefit of ICAM. As of September 30, 2025 and June 30, 2025, costs of approximately $1 thousand and $1 thousand related to the shared personnel and reimbursement agreement are included in receivables from managed funds, respectively. See Note 4 - Revenue for additional details.

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

In May 2025, GECC and GECM entered into an equity distribution agreement with an investment bank (the Agent), under which the GECC may issue and sell through the Agent, from time to time, shares of its common stock. Such sales are made by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The sales price per share of the common stock sold in the offering, less the Agent’s commission, will not be less than the NAV per share of the common stock at the time of such sale. Consistent with the terms of the equity distribution agreement, GECM or an affiliate of GECM may, from time to time and in their sole discretion, contribute proceeds necessary to ensure that no sales are made at a price below the then-current NAV per share. During the three months ended September 30, 2025, GECM contributed approximately $0.1 million to these sales.

See Note 11 - Convertible Notes for details on the Convertible Notes issued to related parties.

In January 2025, the Company issued a promissory note to Monomoy REIT for up to $10.0 million (the Monomoy Note) of which $8.0 million was drawn as of June 30, 2025. The note was fully paid down in July 2025. The Monomoy Note accrued interest at 8.0% per annum payable semi-annually in arrears. For the three months ended September 30, 2025, $0.1 million of interest income was recognized related to the Monomoy Note.

6. Fair Value Measurements

GAAP provides a framework for measuring fair value on either a recurring or non-recurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

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

Equity investments that do not have readily-available market prices utilize valuation models to determine fair value and are classified as Level 3. As of September 30, 2025, the Company had equity investments in three private companies that were valued using a discounted cash flows model with discount rates ranging from 9.7% -11.2% (weighted average 10.3%).

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

As of September 30, 2025, investments in private funds include investments in Monomoy UpREIT, Monomoy REIT and MP II, each of which are managed by wholly-owned subsidiaries of the Company, in addition to private funds managed by third-party investment managers. During the three months ended December 31, 2024, $4.0 million of our investment in Monomoy UpREIT was transferred to Monomoy REIT via an in-kind contribution which represents a non-cash transaction. As of September 30, 2024, investments in private funds included investments in Monomoy UpREIT, MP II and Great Elm Opportunities Fund I, LP Series D (GEOF Series D), each of which is managed by a wholly-owned subsidiary of the Company, in addition to private funds managed by third-party investment managers. The private funds generally allow redemptions annually with 60-90 days’ notice. There is no set duration for the private funds.

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

Investments at Fair Value, held by the Company

The assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized in the tables below:

	Fair Value as of September 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investments	$13,732	$-	$13,016	$26,748
Total assets within the fair value hierarchy	$13,732	$-	$13,016	$26,748
Investments valued at net asset value				$28,697
Total assets				$55,445

	Fair Value as of June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investments	$15,427	$-	$13,374	$28,801
Total assets within the fair value hierarchy	$15,427	$-	$13,374	$28,801
Investments valued at net asset value				$31,813
Total assets				$60,614

There were no transfers between levels of the fair value hierarchy during the three months ended September 30, 2025 and 2024.

The following is a reconciliation of changes in Level 3 assets:

	For the three months ended September 30,
(in thousands)	2025	2024

Beginning balance	$13,374	$5,265
Purchases	-	-
Payments	-	-
Change in fair value	(358)	3,479
Ending balance	$13,016	$8,744

For the three months ended September 30, 2025, the Level 3 assets still held as of the balance sheet date had an unrealized loss of $0.4 million.

The following is a reconciliation of changes in Level 3 liabilities:

	For the three months ended September 30,
(in thousands)	2025	2024

Beginning balance	$-	$428
Payments	-	(422)
Change in fair value	-	(6)
Ending balance	$-	$-

There were no changes in Level 3 liabilities for the three months ended September 30, 2025.

Investments at Fair Value, Consolidated Funds

The assets of the Consolidated Funds measured at fair value on a recurring basis are summarized in the tables below:

	Fair Value as of September 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets of Consolidated Funds:
Equity investments	$-	$-	$238	$238
Debt securities	29	2,524	5,385	7,938
Total assets within the fair value hierarchy	$29	$2,524	$5,623	$8,176
Investments valued at net asset value				$3,689
Total assets				$11,865

	Fair Value as of June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets of Consolidated Funds:
Equity investments	$-	$-	$231	$231
Debt securities	-	3,891	5,208	9,099
Total assets within the fair value hierarchy	$-	$3,891	$5,439	$9,330
Investments valued at net asset value				$4,997
Total assets				$14,327

The following is a reconciliation of changes in fair value of Level 3 assets of Consolidated Funds:

	For the three months ended September 30,
(in thousands)	2025	2024

Beginning balance	$5,439	$7,781
Net Transfers	(1,049)	(9)
Purchases	1,433	357
Sales and Paydowns	(173)	(438)
Net Accretion	9	8
Change in fair value	(36)	-
Ending balance	$5,623	$7,699

For the three months ended September 30, 2025, the Level 3 assets still held as of the balance sheet date had an increase in unrealized loss of $38,517.

Three investments with an aggregate fair value of $136,311 were transferred from Level 3 to Level 2 during the three months ended September 30, 2025 as a result of increased pricing transparency. One investment with an aggregate fair value of $133,583 was transferred from Level 2 to Level 3 during the three months ended September 30, 2025 as a result of reduced pricing transparency.

The following table below presents the ranges of significant unobservable inputs used to value Level 3 assets as of September 30, 2025 and June 30, 2025.

As of September 30, 2025
Investment Type	Fair value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Debt	$5,292	Income Approach	Discount Rate	8.25% - 31.65% (13.92%)
	93	Broker Quotes
Total Debt	$5,385

Equity/Other	18	Recent Transaction
	220	Market Approach	Earnings Multiple	1.15
Total Equity/Other	$238

As of June 30, 2025
Investment Type	Fair value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Debt	$5,064	Income Approach	Discount Rate	9.44% - 25.71% (14.14%)
	144	Recent Transaction
Total Debt	$5,208

Equity/Other	231	Recent Transaction
Total Equity/Other	$231

7. Segment Reporting

During the first quarter of fiscal 2026, in conjunction with the equity transaction entered into with KLIM and the formation of REV (see Note 13 - Equity Transactions), the Company realigned the information that the CODM regularly reviews to evaluate performance for operating decision-making purposes, including performance assessment and allocation of resources. As a result of this change in segment reporting (see Note 1 - Organization), the Company retrospectively recast prior period results, by segment, to conform to the current period presentation. This structure includes two reportable segments: Alternative Credit and Real Estate. The structure is based on the Company’s various investment strategies.

As a result of the change noted above, effective for the quarter ended September 30, 2025, the Company began reporting the following business segments:

•
Alternative Credit - focused on income generation and capital preservation through investment in debt and income-generating securities, direct lending, CLOs, and specialty finance businesses including Factoring, Asset Based Lending and Healthcare
•
Real Estate - full service, end-to-end real estate platform combining investment expertise and turnkey execution capabilities for industrial outdoor storage sector

The Company has a corporate office that is included in “Corporate & Other”. The corporate office supports the segments by providing infrastructure and administrative support in the areas of accounting/finance, operations, information technology, legal, compliance and human resources.

Our CODM is our Chief Executive Officer and Chairman of the Company’s Board of Directors, Jason W. Reese. The primary measure used by CODM in measuring performance and allocating resources to the segments is net income, as reported on our condensed consolidated statements of operations, predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis when making decisions about internal operations, such as staffing and related compensation, and planning for future investments. The Company does not disclose total asset information for its reportable segments as the information is not reviewed by the CODM.

The following tables provide the operating financial results of our operating segments for the three months ended September 30, 2025 and September 30, 2024:

	For the three months ended September 30, 2025
(in thousands)	Alternative Credit	Real Estate	Total Segments	Corporate & Other	Total
Revenues	$1,580	$9,208	$10,788	$-	$10,788
Cost of revenues	-	6,748	6,748	-	6,748
Operating expenses:			-
Compensation and benefits	1,607	2,793	4,400	837	5,237
Depreciation and amortization	69	273	342	-	342
Selling, general and administrative	416	682	1,098	1,089	2,187
Non-operating income/(expenses):
Dividends and interest income	-	15	15	1,223	1,238
Interest expense	-	-	-	(1,028)	(1,028)
Net realized and unrealized loss	-	-	-	(2,861)	(2,861)
Net realized and unrealized loss on investments of Consolidated Funds	-	-	-	(1,808)	(1,808)
Interest and other income of Consolidated Funds	-	-	-	352	352
Loss before income taxes	(512)	(1,273)	(1,785)	(6,048)	(7,833)
Income tax expense	-	-	-	(71)	(71)
Net loss	$(512)	$(1,273)	$(1,785)	$(6,119)	$(7,904)

	For the three months ended September 30, 2024
(in thousands)	Alternative Credit	Real Estate	Total Segments	Corporate & Other	Total
Revenues	$2,476	$1,516	$3,992	$-	$3,992
Cost of revenues	-	635	635	-	635
Operating expenses:
Compensation and benefits	1,437	1,170	2,607	956	3,563
Depreciation and amortization	66	207	273	-	273
Selling, general and administrative	321	133	454	1,063	1,517
Non-operating income/(expenses):
Dividends and interest income	-	-	-	1,558	1,558
Interest expense	-	-	-	(1,028)	(1,028)
Net realized and unrealized gain	-	-	-	3,778	3,778
Net realized and unrealized gain on investments of Consolidated Funds	-	-	-	278	278
Interest and other income of Consolidated Funds	-	-	-	384	384
Income (loss) before income taxes	652	(629)	23	2,951	2,974
Income tax expense	-	-	-	-	-
Net income (loss)	$652	$(629)	$23	$2,951	$2,974

Selling, general and administrative includes expenses such as insurance, rent, professional fees and other expenses, along with expenses of the Consolidated Funds.

8. Identifiable Intangible Assets, Net

The following table is a summary of the Company’s intangible assets as of September 30, 2025 and June 30, 2025:

	As of September 30, 2025			As of June 30, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Investment management agreements	$15,264	$(5,964)	$9,300	$15,264	$(5,731)	$9,533
Assembled workforce	1,103	(652)	451	1,103	(632)	471
Customer related	1,610	(70)	1,540	1,610	(43)	1,567
Licenses	450	(19)	431	450	(12)	438
Identifiable intangible assets, net	$18,427	$(6,705)	$11,722	$18,427	$(6,418)	$12,009

During the three months ended September 30, 2025 and 2024 the Company recorded amortization expense of $0.3 million and $0.3 million, respectively, within depreciation and amortization on the condensed consolidated statements of operations.

The following table provides the estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter:

(in thousands)	Estimated Future Amortization Expense
Remainder of fiscal year 2026	$843
For the year ending June 30, 2027	1,096
For the year ending June 30, 2028	1,068
For the year ending June 30, 2029	1,045
For the year ending June 30, 2030	1,027
For the year ending June 30, 2031	986
Thereafter	5,657
Total	$11,722

9. Real Estate

As part of its build-to-suit development initiatives, MBTS purchases certain land parcels. Contemporaneously with the land purchases, MBTS enters into commercial lease agreements, as a lessor, in respect to the land parcels and build-to-suit improvements to be constructed thereon. The leases commence upon substantial completion of the build-to-suit developments. The Company intends to sell the land and improvements with the attached leases at, or subsequent to, the respective lease commencement date.

In December 2024, a development was completed and the lease commenced. Upon completion, the Company began to depreciate the asset over its expected useful life of 39 years. During the three months ended September 30, 2025, the Company recognized depreciation expense totaling approximately $28 thousand in connection with the asset. For the three months ended September 30, 2025, lease income relating to lease payments was $0.1 million. In September 2025, the Company completed the sale of this property for consideration totaling $7.0 million.

During the three months ended September 30, 2025 and September 30, 2024, the Company capitalized costs of $1.9 million and $17 thousand, respectively, within real estate assets, net on its condensed consolidated balance sheet, representing the development and construction costs directly identifiable with the real estate projects.

10. Long-Term Debt

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

The Company’s long-term debt is summarized in the following table:

(in thousands)	September 30, 2025	June 30, 2025
GEGGL Notes	$26,945	$26,945
Total principal	$26,945	$26,945
Unamortized debt discounts and issuance costs	(501)	(572)
Long-term debt	26,444	26,373

Deferred financing costs are amortized to interest expense on a straight-line basis over the five-year term of the loan. During the three months ended September 30, 2025 and September 30, 2024, the Company incurred interest expense of $0.6 million and $0.6 million, respectively. See Note 5 - Related Party Transactions for interest expense on the Monomoy Note. See Note 11 - Convertible Notes for interest expense on Convertible Notes.

The GEGGL Notes include covenants that limit additional indebtedness or the payment of dividends subject to compliance with a net consolidated debt to equity ratio of 2:1. As of September 30, 2025, our net consolidated debt to equity ratio is 0.1:1.0. The fair value of the GEGGL Notes as of September 30, 2025 and 2024 were $26.4 million and $25.9 million, respectively.

11. Convertible Notes

As of September 30, 2025 and June 30, 2025, the total outstanding principal balance of convertible notes due on February 26, 2030 (the Convertible Notes) was $35.1 million and $35.1 million, including cumulative interest paid in-kind. The Convertible Notes are held by a consortium of investors, including $17.0 million issued to certain related parties as of September 30, 2025.

The Convertible Notes accrue interest at 5.0% per annum, payable semiannually in arrears on June 30 and December 31, commencing June 30, 2020, in cash or in kind at the option of the Company. Each $1,000 principal amount of the Convertible Notes are convertible into 288.0018 shares of the Company’s common stock, subject to the terms therein, prior to maturity at the option of the holder. Funds managed by ICAM currently own approximately $8.3 million aggregate principal amount of the Convertible Notes, which are currently convertible into approximately 2,400,112 shares of the Company’s common stock. ICAM has agreed to not convert its Convertible Notes into shares of the Company’s common stock prior to November 2026. Mr. Drapkin and funds managed by Northern Right Capital Management, L.P. (Northern Right) currently own approximately $7.8 million aggregate principal amount of the Convertible Notes, which are currently convertible into approximately 2,250,113 shares of the Company's common stock. Mr. Drapkin and certain funds managed by Northern Right have agreed not to convert its notes into shares of the Company's common stock prior to January 1, 2026. In addition, a third party noteholder, PC Elfun, LLC (PC Elfun), was issued $11.4 million of Convertible Notes which are currently convertible into approximately 3,176,382 shares of the Company’s common stock, as PC Elfun has agreed not to convert its notes into shares of the Company's common stock if such conversion would cause them to beneficially own in excess of 9.9% of the number of Common shares outstanding immediately after giving effect to such conversion.

The Company may, subject to compliance with the terms of the Convertible Notes, effect the conversion of some or all of the Convertible Notes into shares of common stock, subject to certain liquidity and pricing requirements, as specified in the Convertible Notes.

The embedded conversion feature in the Convertible Notes qualifies for the scope exception to derivative accounting in FASB ASC Topic 815, Derivatives and Hedging, for certain contracts involving a reporting entity’s own equity. The Company incurred $1.2 million in issuance costs on the original issuance. The debt issuance costs are being amortized over the 10-year term and are netted with the principal balance on our condensed consolidated balance sheets. As of September 30, 2025 and June 30, 2025, the remaining balance of unamortized debt issuance costs was $0.4 million and $0.5 million, respectively.

During the three months ended September 30, 2025 and September 30, 2024, the Company incurred interest expense of $0.5 million and $0.5 million, respectively, related to the Convertible Notes, inclusive of non-cash interest related to amortization of debt issuance costs.

12. Earnings per Share

Earnings per Share

The following table presents the calculation of basic and diluted net income (loss) per share:

	For the three months ended September 30,
(in thousands except per share amounts)	2025	2024
Numerator:
Net (loss) income attributable to Great Elm Group, Inc. stockholders	$(7,030)	$2,639
Effect of dilutive securities:
Interest expense associated with Convertible Notes	-	470
Numerator for diluted EPS - Net (loss) income attributable to Great Elm Group, Inc. stockholders after the effect of dilutive securities	$(7,030)	$3,109
Denominator:
Denominator for basic EPS - Weighted average shares of common stock outstanding	28,972	29,079
Effect of dilutive securities:
Restricted stock	-	1,168
Convertible Notes	-	10,222
Denominator for diluted EPS - Weighted average shares of common stock outstanding after the effect of dilutive securities	28,972	40,469
Net (loss) income attributable to stockholders per share
Basic	$(0.24)	$0.09
Diluted	(0.24)	0.08

The following table details the securities that have been excluded from the above computation of weighted-average number of shares for diluted EPS, because the effect would be anti-dilutive.

	For the three months ended September 30,
(in thousands)	2025	2024
Restricted stock	641	-
Convertible Notes	10,098	-
Total Anti-Dilutive Securities	10,739	-

13. Equity Transactions

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

Profits Interest Agreement

In connection with the transaction described above, the Company formed a new holding company for its real estate business, Great Elm Real Estate Ventures, LLC, a Delaware limited liability company (REV). The Company is the sole member of REV and owns all of its equity interests, including its preferred equity pursuant to which it is entitled to a cumulative preferred distribution of 12.5% per annum and priority in distributions relating to the proceeds of certain specified transactions, subject to the right of the certain funds affiliated with KLIM set forth therein (the Investors) to purchase a pro rata participation interest in such preferred equity in an amount equal to the Profits Interest Percentage. Pursuant to a Profits Interest Agreement (the Profits Interest Agreement), dated July 31, 2025, by and among the Company, REV and the Investors, each Investor will be entitled to receive, concurrently with any distribution of income made by REV to the holders of its common equity interests, its pro rata portion of an amount equal to 15% of the aggregate amount of such distribution (the Profit Interest Percentage), which percentage will increase by 1.0% for each $10.0 million of borrowings drawn under the Loan Agreement, dated July 31, 2025, between Monomoy Properties REIT, LLC, as borrower, entities managed by KLIM, as lenders, and Alter Domus (US) LLC, as agent for the lenders, up to a maximum of 20%. Each Investor will have certain tag-along rights in the event that the Company or its affiliates decides to transfer its common or preferred equity in REV above a certain threshold. These profits interest are classified as non-redeemable non-controlling interests as a component of permanent equity as they are not subject to holder put rights.

Securities Purchase Agreement

On August 27, 2025, the Company entered into a Securities Purchase Agreement (the Securities Purchase Agreement) with Woodstead Value Fund LP, a Texas limited partnership (Woodstead), pursuant to which the Woodstead purchased, and the Company issued, 4,000,000 shares of the Company’s common stock, par value $0.001 per share, at a 20-day volume-weighted average price calculated at market close the business day prior to the date of the Securities Purchase Agreement of $2.25 per share, for an aggregate purchase price of $9 million. The shares were issued in a private placement exempt from registration under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act of 1933.

Warrants

Pursuant to the Securities Purchase Agreement, the Company also issued to Woodstead (i) a warrant to buy 1,000,000 shares of Common Stock at an exercise price of $3.50 per share with a ten-year term (the Series A Warrant) and (ii) a warrant to buy 1,000,000 shares of Common Stock at an exercise price of $5.00 per share with a ten-year term (the Series B Warrant, together with Series A Warrant, the Warrants). The Warrants were issued in a private placement exempt from registration under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act of 1933.

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

The Company determined the Warrants met the conditions for equity classification in accordance with U.S. GAAP and were included as a component of stockholders’ equity (deficit). The Company estimated the fair value of the Warrants using the Black-Scholes option pricing model on the grant date. The Warrants were valued at $0.7 million and are recorded in additional paid-in capital.

14. Share-Based and Other Non-Cash Compensation

Restricted Stock Awards and Restricted Stock Units

The following table presents activity related to the Company’s restricted stock awards and restricted stock units for the three months ended September 30, 2025:

Restricted Stock Awards and Restricted Stock Units	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2025	1,077	$1.93
Granted	672	2.71
Vested	(430)	2.11
Forfeited	-	-
Outstanding at September 30, 2025	1,319	$2.27

Restricted stock awards and restricted stock units have vesting terms between 1-4 years and are subject to service requirements. During the three months ended September 30, 2025, the Company granted 672,236 restricted stock awards and did not grant any shares of restricted stock units.

Stock Options

The following table presents activity related to the Company’s stock options for the three months ended September 30, 2025:

Stock Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2025	3,006	$2.57	6.00	$-
Forfeited, cancelled or expired	-	-	-	-
Outstanding at September 30, 2025	3,006	$2.57	5.74	$-
Exercisable at September 30, 2025	1,006	$3.60	2.03	$-

Stock-Based Compensation Expense

Stock-based compensation expense related to all restricted stock awards, restricted stock units, and stock options totaled $0.6 million and $0.7 million for the three months ended September 30, 2025 and September 30, 2024, respectively. As of September 30, 2025, the Company had unrecognized compensation costs related to all unvested restricted stock awards and stock options totaling $2.9 million.

Non-Employee Director Deferred Compensation Plan

In December 2020, the Company established the Great Elm Group, Inc. Non-Employee Directors Deferred Compensation Plan allowing non-employee directors to defer their cash and/or equity compensation under a non-revocable election for each calendar year. Such compensation is deferred until the earlier of 3 years from the original grant date of such compensation, termination of service, or death, and is payable in common stock shares. As of September 30, 2025, there were no restricted stock awards and restricted stock units that were deferred under this plan (and thus included in the number of restricted stock awards and restricted stock units outstanding as of that date).

Other Non-Cash Compensation

During the three months ended September 30, 2025, the Company issued compensation to certain employees in the form of GECC common shares to be settled with GECC shares currently held by the Company. The total value of GECC shares awarded for the three months ended September 30, 2025 was $1.0 million, of which $0.3 million vested immediately, and the balance will vest annually pro-rata over two and three-year periods. Related compensation expense was $0.7 million for the three months ended September 30, 2025.

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

During the years ended June 30, 2025, 2024 and 2023, the Company issued compensation to certain employees in the form of restricted membership interest rights in MP II to be settled with the membership interest currently held by the Company. The total value of the MP II restricted membership interests awarded for the years ended June 30, 2025, 2024 and 2023 was $0.8 million, which vest on the third anniversary of the grant date. Related compensation expense was $0.1 million and $41 thousand, respectively, for the three months ended September 30, 2025 and September 30, 2024.

During the year ended June 30, 2025, the Company issued compensation to certain employees in the form of restricted membership interest rights in Monomoy REIT to be settled with the membership interest currently held by the Company. The total value of the Monomoy REIT restricted membership interests awarded for the year ended June 30, 2025 was $0.5 million, which will vest on the fifth anniversary of the grant date. Related compensation expense was $37 thousand for the three months ended September 30, 2025.

15. Income Taxes

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

16. Commitments and Contingencies

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

.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

GEG is a publicly-traded alternative asset management company focused on growing a scalable and diversified portfolio of long-duration and permanent capital vehicles across credit, real estate, specialty finance, and other alternative strategies. GEG and its subsidiaries currently manage GECC, a publicly-traded BDC, and Monomoy UpREIT, an Industrial Outdoor Storage (IOS) focused real estate investment trust, in addition to other investment vehicles. The combined assets under management of these entities at September 30, 2025 was approximately $792 million.

GEG continues to explore other investment management opportunities, as well as opportunities in other areas that it believes provide attractive risk-adjusted returns on invested capital. As of the date of this report, GEG had no unfunded binding commitments to make additional investments.

Change in Segments

During the first quarter of fiscal 2026, the Company realigned the information that the Chief Operating Decision Maker (CODM) regularly reviews to evaluate performance for operating decision-making purposes, including performance assessment and allocation of resources. As a result of this change in segment reporting, the Company retrospectively recast prior period results, by segment, to conform to the current period presentation. This structure includes two reportable segments: Alternative Credit and Real Estate. The structure is based on the Company’s various investment strategies.

As a result of the change noted above, effective for the quarter ended September 30, 2025, the Company began reporting the following business segments:

•
Alternative Credit - focused on income generation and capital preservation through investment in debt and income-generating securities, direct lending, CLOs, and specialty finance businesses including Factoring, Asset Based Lending and Healthcare
•
Real Estate - full service, end-to-end real estate platform combining investment expertise and turnkey execution capabilities for IOS sector

The Company has a corporate office that is included in “Corporate & Other”. The corporate office supports the segments by providing infrastructure and administrative support in the areas of accounting/finance, operations, information technology, legal, compliance and human resources.

Results of Operations

The following table provides the results of our consolidated operations:

	For the three months ended September 30,
(in thousands)	2025	Percent Change	2024
Revenues	$10,788	170%	$3,992
Cost of Revenues	6,748	*NM	635
Operating costs and expenses:
Compensation and benefits	5,237	47%	3,563
Selling, general and administrative	2,166	44%	1,501
Depreciation and amortization	342	25%	273
Expenses of Consolidated Funds	21	31%	16
Total operating costs and expenses	7,766		5,353
Operating loss	(3,726)		(1,996)
Other (expense) income:
Interest expense	(1,028)	0%	(1,028)
Other (expense) income, net	(3,079)	*NM	5,998
Total other (expense) income, net	(4,107)		4,970
(Loss) income before income taxes	(7,833)		2,974
Income tax expense	(71)	0%	-
Net (loss) income	$(7,904)		$2,974

*NM - not meaningful

Revenue

Revenues and cost of revenues for the three months ended September 30, 2025 increased $6.8 million and $6.1 million, respectively, as compared to the three months ended September 30, 2024, primarily due to an increase in Real Estate property sales revenues and related cost of revenues due to a September 2025 property sale. The increase in revenues were partially offset by a reduction in Incentive fees of $0.9 million compared to the prior year period.

Operating Costs and Expenses

Compensation and benefits expenses for the three months ended September 30, 2025 increased $1.7 million as compared to the corresponding prior year period primarily driven by increased personnel due to the Greenfield acquisition. Selling, general and administrative expenses for the three months ended September 30, 2025 increased $0.7 million as compared to the corresponding prior year period, which was mainly attributable to a an increase in selling, general and administrative expenses due to the acquisition of Greenfield. Depreciation and amortization increased $0.1 million, as compared to the prior year period, primarily due to an increase in depreciation and amortization due to the Greenfield Acquisition and depreciation expense on a building.

Other Income (Expense)

Other income (expense), net includes dividend and interest income and net realized and unrealized gains and losses. For the three months ended September 30, 2025, net realized and unrealized gains decreased $6.6 million as compared to the corresponding prior year period due to significant unrealized losses recorded in the current year period, primarily driven by a notable unrealized loss being recognized on one of our investments in a private fund in the current year period. For the three months ended September 30, 2025, interest income decreased $0.3 million as compared to the corresponding prior year period, due to changes in the investment portfolio shifting away from interest earning marketable securities into other strategic private investments. For the three months ended September 30, 2025, dividend income remained flat as compared to the corresponding prior year period.

Segment Analysis

We conduct our operations through two business segments: Alternative Credit and Real Estate.

Effective for the quarter ended September 30, 2025, we began reporting the following business segments.

•
Alternative Credit - focused on income generation and capital preservation through investment in debt and income-generating securities, direct lending, CLOs, and specialty finance businesses including Factoring, Asset Based Lending and Healthcare
•
Real Estate - full service, end-to-end real estate platform combining investment expertise and turnkey execution capabilities for IOS sector

The Company has a corporate office that is included in “Corporate & Other”. The corporate office supports the segments by providing infrastructure and administrative support in the areas of accounting/finance, operations, information technology, legal, compliance and human resources.

The primary measure used by CODM in measuring performance and allocating resources to the segments is net income, as reported on our condensed consolidated statements of operations, predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis when making decisions about internal operations, such as staffing and related compensation, and planning for future investments.

Alternative Credit Segment

The following table provides the results of our Alternative Credit segment:

	For the three months ended September 30,
(in thousands)	2025	Percent Change	2024
Revenues	$1,580	(36)%	$2,476
Operating costs and expenses:
Compensation and benefits	1,607	12%	1,437
Selling, general and administrative	416	30%	321
Depreciation and amortization	69	5%	66
Total operating costs and expenses	2,092		1,824
Operating (loss) income	$(512)		$652
Other income:
Interest expense	-	0%	-
Other income, net	-	0%	-
Total other income, net	-		-
(Loss) income before income taxes	$(512)		$652
Income tax expense	-	0%	-
Net (loss) income	$(512)		$652

Alternative Credit Revenue

Alternative Credit Revenues for the three months ended September 30, 2025 decreased $0.9 million as compared to the three months ended September 30, 2024 due to a reduction in Incentive Fee revenue compared to the prior year period as fees cannot be received yet from the underlying fund until certain performance metrics are met.

Alternative Credit Expenses

Alternative Credit compensation and benefits expense increased $0.2 million for the three months ended September 30, 2025 as compared to the corresponding prior year period primarily driven by an increase in non-cash compensation due to a larger amount of shares awarded and vested in the current period compared to the prior year period. Alternative Credit segment selling, general and administrative expenses increased $0.1 million as compared to the three months ended September 30, 2024 primarily due to an increase in legal and recruiting expenses.

Real Estate Segment

The following table provides the results of our Real Estate segment:

	For the three months ended September 30,
(in thousands)	2025	Percent Change	2024
Revenues	$9,208	*NM	$1,516
Cost of Revenues	6,748	*NM	635
Operating costs and expenses:
Compensation and benefits	2,793	139%	1,170
Selling, general and administrative	682	*NM	133
Depreciation and amortization	273	32%	207
Total operating costs and expenses	3,748		1,510
Operating loss	$(1,288)		$(629)
Other income:
Interest expense	-	0%	-
Other income, net	15	0%	-
Total other income, net	15		-
Loss before income taxes	$(1,273)		$(629)
Income tax expense	-	0%	-
Net loss	$(1,273)		$(629)

*NM - not meaningful

Real Estate Revenue

Real Estate revenues for the three months ended September 30, 2025 increased $7.7 million as compared to the three months ended September 30, 2024 primarily due to a $7.4 million sale of real estate property in the current year. Similarly, related costs of revenues increased by $6.1 million compared to the corresponding prior year period due to this sale. Additionally, there was a $0.7 million increase in revenue related to our construction services business compared to the corresponding prior year period given the Company had not yet acquired this business in the prior year period.

Real Estate Expenses

Real Estate segment compensation and benefits expenses for the three months ended September 30, 2025 increased $1.6 million as compared to the corresponding prior year period driven by increased personnel expense due to the Greenfield acquisition. Real Estate segment selling, general and administrative expenses increased $0.5 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to increased legal, insurance and other expenses due to increased activity at these entities and the Greenfield acquisition. Depreciation and amortization increased $0.1 million, as compared to the prior year period due to amortization of intangible assets related to the Greenfield acquisition, along with depreciation related to a building owned which was not complete in the prior year period.

Corporate & Other

The following table provides the results of Corporate & Other:

	For the three months ended September 30,
(in thousands)	2025	Percent Change	2024
Operating costs and expenses:
Compensation and benefits	$837	(12)%	$956
Selling, general and administrative	1,068	2%	1,047
Expenses of Consolidated Funds	21	31%	16
Total operating costs and expenses	1,926		2,019
Operating loss	(1,926)		(2,019)
Other income (expense):
Interest expense	(1,028)	0%	(1,028)
Other (expense) income, net	(3,094)	*NM	5,998
Total other (expense) income, net	(4,122)		4,970
(Loss) income before income taxes	$(6,048)		$2,951
Income tax expense	(71)	0%	-
Net (loss) income	$(6,119)		$2,951

*NM - not meaningful

Corporate & Other Operating Costs and Expenses

Compensation and benefits expenses related to Corporate & Other for the three months ended September 30, 2025 decreased $0.1 million as compared to the corresponding prior year period due to a decrease in personnel costs allocated to the Corporate & Other.

Corporate & Other Expenses

For the three months ended September 30, 2025, net realized and unrealized gains decreased $6.6 million as compared to the corresponding prior year period due to a significant unrealized loss on one of our investments in a private fund. This was partially offset by a significant realized gain recorded in the private fund in the current year period. Additionally, in the corresponding prior year period $3.5 million of unrealized gains were recorded due to a change in valuation technique for our special purpose vehicles. In the current year period, an unrealized loss of $0.4 million was recorded on these entities. For the three months ended September 30, 2025, interest income decreased $0.3 million as compared to the corresponding prior year period, due to changes in the investment portfolio shifting away from interest earning marketable securities into other strategic private investments.

Liquidity and Capital Resources

Cash Flows

Net cash from operating activities increased $9.6 million, from net cash used of $5.8 million for the three months ended September 30, 2024 to net cash provided of $3.8 million for the three months ended September 30, 2025, driven by proceeds from sale of real estate in September 2025 and changes in operating assets and liabilities period-over-period.

Net cash from investing activities increased $6.9 million, from net cash provided of $2.5 million for the three months ended September 30, 2024 to net cash provided of $9.3 million for the three months ended September 30, 2025, driven by settlement of related party loan receivable and net sales of investments for the three months ended September 30, 2025.

Net cash from financing activities increased $11.9 million, from net cash used of $2.2 million for the three months ended September 30, 2024 to net cash provided of $9.7 million for the three months ended September 30, 2025, driven by proceeds from issuance of common stock and lower stock repurchases during the three months ended September 30, 2025.

Financial Condition

As of September 30, 2025, we had an unrestricted cash balance of $53.5 million, as compared to an unrestricted cash balance of $30.6 million as of June 30, 2025. We also held 1,358,276 shares of GECC common stock with an estimated fair value of $13.6 million as of September 30, 2025, as compared to 1,438,079 shares of GECC common stock with an estimated fair value of $15.3 million as of June 30, 2025. We believe we have sufficient liquidity available to meet our short-term and long-term obligations.

Borrowings

As of September 30, 2025, the Company had $26.9 million in outstanding aggregate principal amount of the GEGGL Notes. The GEGGL Notes are due on June 30, 2027, and interest is paid quarterly. The GEGGL Notes include covenants that limit additional indebtedness or the payment of dividends in the event that our net consolidated debt to equity ratio is, or would be on a pro forma basis, greater than 2 to 1. In addition, if our net consolidated debt to equity ratio is greater than 2 to 1 at the end of any calendar quarter, we must retain no less than 10% of our excess cash flow as cash and cash equivalents until such time as our net consolidated debt to equity ratio is less than 2 to 1 at the end of a calendar quarter.

As of September 30, 2025, the Company had $35.1 million principal balance in outstanding Convertible Notes (including cumulative interest paid in-kind) held by a consortium of investors, including related parties, that accrue interest at 5.0% per annum, payable semiannually in arrears on June 30 and December 31, in cash or in-kind at the option of the Company. The Convertible Notes are due on February 26, 2030, but are convertible at the option of the holders, subject to the terms therein, prior to maturity into shares of our common stock. Upon conversion of any note, the Company will pay or deliver, as the case may be, to the noteholder, in respect of each $1,000 principal amount of notes being converted, shares of common stock equal to the conversion rate in effect on the conversion date, together with cash, if applicable, in lieu of delivering any fractional share of common stock. To date, all interest on these instruments has been paid in-kind.

Critical Accounting Policies

During the three months ended September 30, 2025 we did not make material changes in our critical accounting policies or underlying assumptions as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 as it relates to normal and recurring transactions. Critical accounting policies and estimates are those that require management’s most difficult, subjective or complex judgments and would therefore be deemed the most critical to an understanding of our results of operations and financial condition.

Recent Accounting Developments

See discussion of Recent Accounting Developments in Note 2 of the accompanying Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the market risks discussed in Item 7A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Item 4. Controls and Procedures.

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that the information we are required to disclose in reports that we file under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting for the quarter ended September 30, 2025, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

No changes required to be disclosed.

Item 1A. Risk Factors.

We have disclosed the risk factors affecting our business, financial condition and operating results in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. There have been no material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In May 2025, the Company implemented a stock buyback program pursuant to Rule 10b5-1 under the Exchange Act authorizing us to repurchase up to 1,575,000 shares of our common stock in open market transactions through the close of business on the second full trading day following the filing with the SEC of the Company's Form 10-K for the fiscal year ended June 30, 2025 unless extended or terminated by our Board. No shares were repurchased under this plan in the quarter ending September 30, 2025. This stock buyback program expired on May 9, 2025.

In July 2025, the Board authorized an increase in the Company’s stock repurchase plan from $20 million to $25 million.

In September 2025, the Company implemented a stock buyback program pursuant to Rule 10b5-1 under the Exchange Act authorizing us to repurchase up to 4,000,000 shares of our common stock in open market transactions through the close of business on the second full trading day following the filing with the SEC of the Company's Form 10-K for the quarter ended September 30, 2025 unless extended or terminated by our Board. No shares were repurchased under this plan in the quarter ending September 30, 2025.

The following table summarizes common stock repurchases during the three months ended September 30, 2025:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of 10b5-1 Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2025	-	$-	-	1,575,000
August 1-31, 2025	-	$-	-	1,575,000
September 1-30, 2025	252,364	$2.78	-	-
Total	252,364	$2.78	-

(1) All shares were purchased in open market transactions.

Item 5. Other Information.

During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of GEG adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

EXHIBIT INDEX

All references are to filings by Great Elm Group, Inc. (the Registrant) with the SEC under File No. 001-39832.

Exhibit
Number Description

3.1	Certificate of Incorporation of the Registrant, dated October 23, 2020 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 29, 2020)

3.2	Amended and Restated Bylaws of the Registrant, dated November 14, 2022 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 14, 2022)

10.1	Stock Purchase Agreement, dated July 31, 2025, by and among the Registrant and the purchasers named therein (incorporated by reference to the Exhibit 10.22 to the Form 10-K filed on September 2, 2025)

10.2

Profits Interest Agreement, dated July 31, 2025, by and among Great Elm Real Estate Ventures, LLC, the Registrant and the entities named therein (incorporated by reference to the Exhibit 10.23 to the Form 10-K filed on September 2, 2025)

10.3	Securities Purchase Agreement, dated August 27, 2025, between the Registrant and Woodstead Value Fund, L.P. (incorporated by reference to the Exhibit 10.24 to the Form 10-K filed on September 2, 2025)

10.4	Series A Warrant Agreement, dated August 27, 2025, between the Registrant and Woodstead Value Fund, L.P. (incorporated by reference to the Exhibit 10.25 to the Form 10-K filed on September 2, 2025)

10.5	Series B Warrant Agreement, dated August 27, 2025, between the Registrant and Woodstead Value Fund, L.P. (incorporated by reference to the Exhibit 10.26 to the Form 10-K filed on September 2, 2025)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in inline Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related Notes to the Condensed Consolidated Financial Statements, tagged in detail (furnished herewith).

104	The cover page from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in inline XBRL (included as Exhibit 101).

*Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT ELM GROUP, INC.

Date: November 12, 2025	/s/ Jason W. Reese
Jason W. Reese
Chief Executive Officer & Chairman

Date: November 12, 2025	/s/ Keri A. Davis
Keri A. Davis
Chief Financial Officer & Chief Accounting Officer