Form 10-Q
period 2025-12-31
Great Elm Group, Inc.
filed 2026-02-04
CIK 1831096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

As of January 29, 2026, there were 32,744,553 shares of the registrant’s common stock outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Great Elm Group, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

Dollar amounts in thousands (except per share data)

ASSETS	December 31, 2025	June 30, 2025
Current assets
Cash and cash equivalents	$51,228	$30,603
Receivables from managed funds	3,648	8,331
Investments, at fair value	41,415	60,614
Prepaid and other current assets	3,112	2,803
Real estate assets, net	6,102	9,085
Related party loan receivable	-	8,000
Assets of Consolidated Funds:
Cash and cash equivalents	6,357	3,907
Investments, at fair value	6,350	14,327
Other assets	2,288	227
Total current assets	120,500	137,897
Identifiable intangible assets, net	11,434	12,009
Goodwill	440	440
Right-of-use assets	1,424	1,603
Other assets	1,690	1,988
Total assets	$135,488	$153,937
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$174	$1,026
Accrued expenses and other current liabilities	6,295	7,707
Current portion of related party payables	182	258
Current portion of lease liabilities	355	355
Liabilities of Consolidated Funds:
Payable for securities purchased	23	96
Accrued expenses and other liabilities	4,648	172
Total current liabilities	11,677	9,614
Lease liabilities, net of current portion	1,088	1,260
Long-term debt (face value $26,945)	26,516	26,373
Convertible notes (face value $35,940 and $35,063, including $17,418 and $16,993 held by related parties, respectively)	35,527	34,602
Other liabilities	990	1,422
Total liabilities	75,798	73,271
Commitments and contingencies (Note 17)
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 authorized and zero outstanding	-	-
Common stock, $0.001 par value; 350,000,000 shares authorized and 32,354,441 shares issued and 31,164,011 outstanding at December 31, 2025; and 27,630,305 shares issued and 26,552,948 outstanding at June 30, 2025	29	25
Additional paid-in-capital	3,318,580	3,310,356
Accumulated deficit	(3,262,847)	(3,240,063)
Total Great Elm Group, Inc. stockholders' equity	55,762	70,318
Redeemable non-controlling interest in Consolidated Funds	3,928	10,348
Total stockholders' equity	59,690	80,666
Total liabilities and stockholders' equity	$135,488	$153,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

Amounts in thousands (except per share data)

	For the three months ended December 31,		For the six months ended December 31,
	2025	2024	2025	2024
Revenues	$3,011	$3,507	$13,799	$7,499
Cost of revenues	16	458	6,764	1,093
Operating costs and expenses:
Compensation and benefits	4,919	3,425	10,156	6,988
Selling, general and administrative	1,977	1,312	4,143	2,813
Depreciation and amortization	312	284	654	557
Expenses of Consolidated Funds	20	5	41	21
Total operating costs and expenses	7,228	5,026	14,994	10,379
Operating loss	(4,233)	(1,977)	(7,959)	(3,973)
Dividends and interest income	1,322	1,567	2,560	3,125
Interest expense	(1,022)	(1,030)	(2,050)	(2,058)
Net realized and unrealized (loss) gain	(11,361)	2,428	(14,222)	6,206
Net realized and unrealized (loss) gain on investments of Consolidated Funds	(1,601)	(29)	(3,409)	249
Interest and other income of Consolidated Funds	293	395	645	779
(Loss) income before income taxes	(16,602)	1,354	(24,435)	4,328
Income tax benefit (expense)	54	-	(17)	-
Net (loss) income	$(16,548)	$1,354	$(24,452)	$4,328
Less: net (loss) income attributable to non-controlling interest in Consolidated Funds	(794)	178	(1,668)	513
Net (loss) income attributable to Great Elm Group, Inc. stockholders	$(15,754)	$1,176	$(22,784)	$3,815
Net (loss) income attributable to stockholders per share
Basic	$(0.50)	$0.04	$(0.75)	$0.13
Diluted	(0.50)	0.04	(0.75)	0.12
Weighted average shares outstanding
Basic	31,624	27,983	30,298	28,531
Diluted	31,624	28,767	30,298	39,793

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Amounts in thousands

	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Group, Inc. Stockholders'	Redeemable non-controlling interest in	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity	Consolidated Funds	Equity
BALANCE, June 30, 2025	26,553	$25	$3,310,356	$(3,240,063)	$70,318	$10,348	$80,666
Net loss	-	-	-	(7,030)	(7,030)	(874)	(7,904)
Issuance of common stock related to vesting of restricted stock	430	-	-	-	-	-	-
Withholding tax payments related to restricted stock	-	-	(154)	-	(154)	-	(154)
Issuance of common stock related to equity transactions, net	5,354	5	10,029	-	10,034	-	10,034
Issuance of warrants	-	-	726	-	726	-	726
Distributions from Consolidated Funds	-	-	-	-	-	(113)	(113)
Stock repurchases	(252)	-	(756)	-	(756)	-	(756)
Stock-based compensation	-	-	644	-	644	-	644
BALANCE, September 30, 2025	32,085	$30	$3,320,845	$(3,247,093)	$73,782	$9,361	$83,143
Net loss	-	-	-	(15,754)	(15,754)	(794)	(16,548)
Issuance of common stock related to vesting of restricted stock	140	-	-	-	-	-	-
Issuance of common stock related to equity transactions, net	-	-	(189)	-	(189)	-	(189)
Distributions from Consolidated Funds	-	-	-	-	-	(4,639)	(4,639)
Stock repurchases	(1,061)	(1)	(2,639)	-	(2,640)	-	(2,640)
Stock-based compensation			563	-	563	-	563
BALANCE, December 31, 2025	31,164	$29	$3,318,580	$(3,262,847)	$55,762	$3,928	$59,690

	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Group, Inc. Stockholders'	Redeemable non-controlling interest in	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity	Consolidated Funds	Equity
BALANCE, June 30, 2024	30,494	$30	$3,315,638	$(3,252,954)	$62,714	$7,481	$70,195
Net income	-	-	-	2,639	2,639	335	2,974
Issuance of common stock related to vesting of restricted stock	528	-	-	-	-	-	-
Distributions from Consolidated Funds	-	-	-	-	-	(136)	(136)
Stock repurchases	(2,279)	(2)	(2,107)	-	(2,109)	-	(2,109)
Stock-based compensation	-	-	660	-	660	-	660
BALANCE, September 30, 2024	28,743	$28	$3,314,191	$(3,250,315)	$63,904	$7,680	$71,584
Net income	-	-		1,176	1,176	178	1,354
Issuance of common stock related to vesting of restricted stock	139	-	-	-	-	-	-
Distributions from Consolidated Funds	-	-		-	-	(134)	(134)
Stock repurchases	(1,732)	(2)	(3,120)	-	(3,122)	-	(3,122)
Stock-based compensation	-	-	376	-	376	-	376
BALANCE, December 31, 2024	27,150	$26	$3,311,447	$(3,249,139)	$62,334	$7,724	$70,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Dollar amounts in thousands

	For the six months ended December 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(24,452)	$4,328
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Proceeds from sale of real estate	7,021	-
Gain on sale of real estate	(606)	(99)
Depreciation and amortization	654	557
Stock-based compensation	1,207	1,036
Unrealized loss (gain) on investments	17,682	(6,794)
Realized (gain) loss on investments	(3,460)	588
Non-cash interest and amortization of debt issuance costs	1,068	1,078
Change in fair value of contingent consideration	-	(6)
Other non-cash expense, net	635	1,450
Adjustments to reconcile net (loss) income to net cash flows from operating activities of Consolidated Funds:
Purchase of investments	(2,923)	(2,044)
Sales of investments	7,463	2,146
Amortization of premium and accretion of discount, net	(45)	(44)
Net realized and unrealized loss (gain) on investments	3,409	(249)
Changes in operating assets and liabilities:
Receivables from managed funds	4,683	(1,466)
Prepaid and other assets	73	(3,949)
Real estate under development	(3,459)	(940)
Lease Liabilities	7	24
Related party payables	(76)	(374)
Accounts payable, accrued expenses and other liabilities	(2,426)	(4,884)
Changes in operating assets and liabilities of Consolidated Funds:
Cash and cash equivalents	(2,450)	(197)
Other assets	(2,061)	30
Accrued expenses and other liabilities	(21)	(22)
Net cash flows from operating activities	1,923	(9,831)
Cash flows from investing activities:
Purchases of investments in held-to-maturity securities	-	(7,384)
Proceeds from settlement of held-to-maturity investments	-	17,500
Proceeds from settlement of trading securities	-	34
Sales of investments	5,524	-
Purchases of investments	(1,558)	(3,858)
Related party loan receivable	8,000	-
Redemption of investments	-	3,885
Other	(49)	(286)
Net cash flows from investing activities	11,917	9,891

Great Elm Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

Dollar amounts in thousands

	For the six months ended December 31,
	2025	2024
Cash flows from financing activities:
Proceeds from issuance of common stock	11,861	-
Equity issuance costs	(1,292)	-
Stock repurchases	(3,375)	(5,231)
Withholding tax payments related to restricted stock	(154)	-
Net distributions from redeemable non-controlling interests in Consolidated Funds	(255)	(259)
Net cash flows from financing activities	6,785	(5,490)
Net increase (decrease) in cash and cash equivalents	20,625	(5,430)
Cash, cash equivalents and restricted cash at beginning of period	30,603	49,718
Cash, cash equivalents and restricted cash at end of period	$51,228	$44,288

Supplemental disclosure of cash flow information:
Cash paid for interest	982	982

Supplemental non-cash financing transactions:
Fair value of warrants issued	726	-
Payable for securities purchased	19	19

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on the condensed consolidated balance sheets to the total cash and cash equivalents and restricted cash on the condensed consolidated statements of cash flows:

	December 31, 2025	June 30, 2025
Cash and cash equivalents	$51,228	$30,603
Restricted cash	-	-
Cash, cash equivalents and restricted cash	$51,228	$30,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

December 31, 2025

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

Change in Segments

The Company continually monitors and reviews its segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact its reportable segments. During the first quarter of fiscal 2026, in conjunction with an equity transaction entered into with Kennedy Lewis Investment Management LLC (KLIM) and the formation of REV (see Note 14 - Equity Transactions), the Company realigned the business and reportable segment information that the Chief Operating Decision Maker (CODM) regularly reviews to evaluate performance for operating decision-making purposes, including performance assessment and allocation of resources. As a result, the Company’s segment reporting structure is based on the Company’s various investment strategies.

As a result of the change in segments, effective during the quarter ended September 30, 2025, the Company has the following reportable segments:

•
Alternative Credit - focused on income generation and capital preservation through investment in debt and income-generating securities, direct lending, CLOs, and specialty finance businesses including Factoring, Asset Based Lending and Healthcare
•
Real Estate - full service, end-to-end real estate platform combining investment expertise and turnkey execution capabilities for industrial outdoor storage (IOS) sector

2. Summary of Significant Accounting Policies

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

Redeemable non-controlling interests in the Company’s subsidiaries are reported as a component of equity, separate from the parent company’s equity or outside of permanent equity for non-controlling interests that are contingently redeemable. Non-redeemable non-controlling interests consist of profits interest issued to KLIM in REV (See Note 14 - Equity Transactions). These profits interest are classified as non-redeemable non-controlling interests as a component of permanent equity as they are not subject to holder put rights. There was no activity to report related to the non-redeemable non-controlling interests within the condensed consolidated financial statements. Results of operations attributable to the non-controlling interests are included in the Company’s condensed consolidated statements of operations.

Recently Issued Accounting Standards

Income Taxes. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid disaggregated by jurisdiction. The amendments in this ASU are effective for fiscal years beginning after December 15, 2024, and early adoption and retrospective application are permitted. The Company does not expect the additional disclosure requirements under ASU 2023-09 to have a material impact on the condensed consolidated financial statements.

Income Statement. In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses to expand the disclosure requirements for certain costs and expenses. In January 2025, FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03 as periods beginning after December 15, 2026 for annual reporting, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the potential impact that the adoption of these ASUs will have on its condensed consolidated financial statements.

Debt. In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20, Debt - Debt with Conversion and Other Options. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of the annual reporting period for all entities that have adopted the amendments in Update 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The Company is evaluating the potential impact that the adoption of this ASU will have on its condensed consolidated financial statements.

Interim Reporting. In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) to improve the navigability of the guidance in ASC 270 and clarify when it applies. The amendments in this ASU are effective for public business entities for interim reporting periods within annual reporting periods beginning after December 31, 2027. Early adoption is permitted. The Company is evaluating the potential impact that the adoption of this ASU will have on its condensed consolidated financial statements and related disclosures.

The Company has considered all other newly issued accounting guidance that is applicable to the Company’s operations and the preparation of the unaudited condensed consolidated financial statements, including those that have not yet been adopted. The Company does not believe that any such guidance has or will have a material effect on its condensed consolidated financial statements and related disclosures.

3. Acquisition

Greenfield Acquisition

On February 4, 2025, the Company acquired certain assets of Greenfield CRE (Greenfield), a construction management company and previous partner of MCRE (the Greenfield Acquisition). In connection with the acquisition, the Company formed MCS, a wholly owned subsidiary of GEG, and combined Greenfield's assets with the assets of MCM to launch an integrated, full-service construction business. MCS will be dedicated to serving the Company's various real estate businesses, as well as expanding its existing third-party business. The acquisition was considered a business combination under ASC 805, Business Combinations, and accounted for using the acquisition method of accounting. The financial results of MCS are included in the Company's consolidated results for the period beginning on February 4, 2025.

The aggregate cash purchase price was approximately $2.5 million, inclusive of certain purchase price adjustments.

The Company allocated the purchase price of Greenfield to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value as follows:

(in thousands)	December 31, 2025
Goodwill	$440
Intangible assets:
Customer related	1,610
Licenses	450
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

4. Revenue

The Company's revenues are summarized in the following table:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2025	2024	2025	2024
Investment management revenue:
Management fees	$1,802	$1,725	$3,678	$3,445
Incentive fees	-	524	-	1,404
Administration and service fees	478	264	936	659
Property management fees	328	300	637	606
Real estate property sales	-	576	7,370	1,192
Project management fees	403	75	1,115	150
Real estate rental income	-	43	63	43
Total revenues	$3,011	$3,507	$13,799	$7,499

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

Real estate property sales

Real estate property sales occur periodically when development projects are completed and there is a sales contract with a customer for the real estate property. The performance obligation is real estate development activities that are performed together and deliver a real estate property to a customer. Sales revenue and cost of revenues are recognized when or as control of the asset is transferred to the buyer and the performance obligation is satisfied. The control of the asset may transfer over time or at a point in time depending on when the transfer of control of the real estate property occurs and the completion status of the real estate development activities on that date. See Note 10 - Real Estate for additional information regarding real estate under development.

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

The following tables summarize activity and outstanding balances between the managed investment products and the Company:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2025	2024	2025	2024
Net realized and unrealized (loss) gain on investments	$(6,958)	$2,399	$(8,008)	$6,167
Net realized and unrealized (loss) gain on investments of Consolidated Funds	(1,601)	(29)	(3,409)	249
Dividend income	831	1,026	1,692	1,995
Interest income	-	-	53	-

(in thousands)	December 31, 2025	June 30, 2025
Dividends receivable	$312	$310
Investment management revenues receivable	1,496	4,193
Administration and service fee receivable	300	300
Receivable for reimbursable expenses paid	463	1,642
Receivable for real estate property development	1,077	1,886
Receivables from managed funds	$3,648	$8,331

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

Investments

As of December 31, 2025, the Company owns 1,356,125 shares of GECC (approximately 9.7% of the outstanding shares). Certain officers and directors of GECC are also officers and directors of GEG. Matthew A. Drapkin is a director of our Board of Directors and also the Chairman of GECC's Board of Directors, Adam M. Kleinman is our President, as well as the Chief Compliance Officer of GECC, Matt Kaplan is the President of GECM, as well as the President and Chief Executive Officer of GECC, and Keri A. Davis is our Chief Financial Officer, as well as the Chief Financial Officer of GECC.

The Company receives dividends from its investments in GECC, MP II, Monomoy REIT and Monomoy UpREIT and earns unrealized gains and losses based on the mark-to-market performance of those investments. See Note 6 - Fair Value Measurements.

In February 2024, the Company invested in $6.0 million for a 25% interest in Great Elm Strategic Partnership I, LLC (GESP). The Company's investment in GESP is accounted for using the fair value option and it is included in Investments, at fair value on the condensed consolidated balance sheets. GESP owns 1,558,260 shares of GECC as of December 31, 2025.

In June 2024, the Company invested in $3.0 million for a 25% interest in Prosper Peak Holdings, LLC (PPH). The Company's investment in PPH is accounted for using the fair value option and it is included in Investments, at fair value on the condensed consolidated balance sheets. PPH owns 872,506 shares of GECC as of December 31, 2025.

In December 2024, the Company invested in $3.3 million for a 25% interest in Summit Grove Partners, LLC (SGP). The Company's investment in SGP is accounted for using the fair value option and it is included in Investments, at fair value on the condensed consolidated balance sheets. SGP owns 969,527 shares of GECC as of December 31, 2025.

Other Transactions

GECM has shared personnel and reimbursement agreements for back-office personnel with ICAM. Jason W. Reese, the Chief Executive Officer and Chairman of the Company’s Board of Directors, is the Chief Executive Officer of ICAM, and Matt Kaplan, the President of GECM, is also a Managing Director of ICAM. Certain costs incurred under these agreements relate to human resources and other administrative services provided by ICAM employees, for the benefit of the Company and its subsidiaries, and are included in Compensation and benefits and selling, general and administrative expenses in the condensed consolidated statements of operations. For the three and six months ended December 31, 2025, such costs were $0.2 million and $0.3 million, respectively. For the three and six months ended December 31, 2024, such costs were $0.1 million and $0.3 million, respectively. Other costs include operational or administrative services performed on behalf of the funds managed by GECM and are included in receivables from managed funds in the condensed consolidated balance sheets. As of June 30, 2025, $15 thousand of expenses related to the shared services agreements were included in receivables from managed funds.

On October 29, 2024, the Company and Mr. Reese entered into a voting waiver agreement (the Voting Waiver Agreement), pursuant to which Mr. Reese waived all voting rights associated with all outstanding shares (whether vested or unvested) of the Company's common stock for voting purposes that have been granted or awarded, and all future shares of the Company's common stock that may be granted or awarded, directly to Mr. Reese in his individual capacity by the Company in connection with his services as an officer, director or employee of the Company or its subsidiaries during the term of the Voting Waiver Agreement.

In May 2025, GECC and GECM entered into an equity distribution agreement with an investment bank (the Agent), under which the GECC may issue and sell through the Agent, from time to time, shares of its common stock. Such sales are made by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The sales price per share of the common stock sold in the offering, less the Agent’s commission, will not be less than the NAV per share of the common stock at the time of such sale. Consistent with the terms of the equity distribution agreement, GECM or an affiliate of GECM may, from time to time and in their sole discretion, contribute proceeds necessary to ensure that no sales are made at a price below the then-current NAV per share. During the three months ended December 31, 2025 GECM did not contribute to these sales. During the six months ended December 31, 2025, GECM contributed approximately $0.1 million to these sales.

See Note 12 - Convertible Notes for details on the Convertible Notes issued to related parties.

In January 2025, the Company issued a promissory note to Monomoy REIT for up to $10.0 million (the Monomoy Note) of which $8.0 million was drawn as of June 30, 2025. The note was fully paid down in July 2025. The Monomoy Note accrued interest at 8.0% per annum payable semi-annually in arrears. For the six months ended December 31, 2025, $0.1 million of interest income was recognized related to the Monomoy Note.

The Company’s subsidiaries may from time to time make payments to vendors that are related parties, including payments to procure construction supplies. The total purchases from vendors that are related parties were $0.1 million and $0.8 million for the three and six months ended December 31, 2025, respectively. There were no purchases from related party vendors during the three and six months ended December 31, 2024.

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

The valuation techniques applied to investments held by the Company and by the Consolidated Funds varied depending on the nature of the investment. The financial assets and liabilities of the Consolidated Funds are presented in Note 7 - Variable Interest Entities.

Equity and equity-related securities

Securities traded on a national securities exchange are stated at the close price on the valuation date. To the extent these securities are actively traded and valuation adjustments are not applied, they are classified as Level 1.

Equity investments that do not have readily-available market prices utilize valuation models to determine fair value and are classified as Level 3. As of December 31, 2025, the Company had equity investments in three private companies that were valued using a discounted cash flows model with discount rates ranging from 9.9% -11.4% (weighted average 10.6%). As of June 30, 2025, the Company had equity investments in three private companies that were valued using a discounted cash flows model with discount rates ranging from 9.8% - 11.3% (weighted average 10.4%).

Debt securities

Bank loans, corporate debt and other debt obligations traded on a national exchange are valued based on quoted market prices and classified as Level 2. Debt investments that are not actively traded are generally based on discounted cash flows and classified as Level 3. See Note 7 - Variable Interest Entities.

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

As of December 31, 2025 and June 30, 2025, investments in private funds include investments in Monomoy UpREIT, Monomoy REIT and MP II, each of which are managed by wholly-owned subsidiaries of the Company, in addition to private funds managed by third-party investment managers. During the three months ended December 31, 2024, $4.0 million of our investment in Monomoy UpREIT was transferred to Monomoy REIT via an in-kind contribution which represents a non-cash transaction. The private funds generally allow redemptions annually with 60-90 days’ notice. There is no set duration for the private funds.

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

Investments at Fair Value, held by the Company

The assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized in the tables below:

	Fair Value as of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investments	$9,558	$-	$11,012	$20,570
Total assets within the fair value hierarchy	$9,558	$-	$11,012	$20,570
Investments valued at net asset value				$20,845
Total assets				$41,415

	Fair Value as of June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investments	$15,427	$-	$13,374	$28,801
Total assets within the fair value hierarchy	$15,427	$-	$13,374	$28,801
Investments valued at net asset value				$31,813
Total assets				$60,614

There were no transfers between levels of the fair value hierarchy during the three and six months ended December 31, 2025 and 2024.

The following is a reconciliation of changes in Level 3 assets:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2025	2024	2025	2024

Beginning balance	$13,016	$8,744	$13,374	$5,265
Purchases	1,000	3,300	1,000	3,300
Payments	-	82	-	82
Change in fair value	(3,004)	996	(3,362)	4,475
Ending balance	$11,012	$13,122	$11,012	$13,122
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(3,004)	$996	$(3,362)	$4,475

The following is a reconciliation of changes in Level 3 liabilities:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2025	2024	2025	2024

Beginning balance	$-	$-	$-	$428
Payments	-	-	-	(422)
Change in fair value	-	-	-	(6)
Ending balance	$-	$-	$-	$-

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments.

7. Variable Interest Entities

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

See Note 2 - Summary of Significant Accounting Policies for additional details.

Investments at Fair Value, Consolidated Funds

The assets of the Consolidated Funds measured at fair value on a recurring basis are summarized in the tables below:

	Fair Value as of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets of Consolidated Funds:
Equity investments	$-	$-	$182	$182
Debt securities	-	171	4,547	4,718
Total assets within the fair value hierarchy	$-	$171	$4,729	$4,900
Investments valued at net asset value				$1,450
Total assets				$6,350

	Fair Value as of June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets of Consolidated Funds:
Equity investments	$-	$-	$231	$231
Debt securities	-	3,891	5,208	9,099
Total assets within the fair value hierarchy	$-	$3,891	$5,439	$9,330
Investments valued at net asset value				$4,997
Total assets				$14,327

The following is a reconciliation of changes in fair value of Level 3 assets of Consolidated Funds:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2025	2024	2025	2024

Beginning balance	$5,623	$7,699	$5,439	$7,781
Transfers In(1)	-	144	-	434
Transfers Out(1)	(165)	(446)	(80)	(745)
Purchases	381	343	1,634	700
Sales and Paydowns	(1,038)	(408)	(2,157)	(846)
Net Accretion	12	2	22	10
Change in fair value	(84)	(32)	(129)	(32)
Ending balance	$4,729	$7,302	$4,729	$7,302
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(84)	$(33)	$(110)	$(39)

(1) Transfers in and out include changes in the observability of inputs used in valuations and pricing transparency.

The following table below presents the ranges of significant unobservable inputs used to value Level 3 assets as of December 31, 2025 and June 30, 2025.

As of December 31, 2025
Investment Type	Fair value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Debt	$4,547	Income Approach	Discount Rate	10.28% - 27.19% (13.67%)
Total Debt	$4,547

Equity/Other	14	Recent Transaction
	168	Market Approach	Earnings Multiple	9.26
Total Equity/Other	$182

As of June 30, 2025
Investment Type	Fair value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Debt	$5,064	Income Approach	Discount Rate	9.44% - 25.71% (14.14%)
	144	Recent Transaction
Total Debt	$5,208

Equity/Other	231	Recent Transaction
Total Equity/Other	$231

8. Segment Reporting

During the first quarter of fiscal 2026, in conjunction with the equity transaction entered into with KLIM and the formation of REV (see Note 14 - Equity Transactions), the Company realigned the information that the CODM regularly reviews to evaluate performance for operating decision-making purposes, including performance assessment and allocation of resources. As a result of this change in segment reporting (see Note 1 - Organization), the Company retrospectively recast prior period results, by segment, to conform to the current period presentation. This structure includes two reportable segments: Alternative Credit and Real Estate. The structure is based on the Company’s various investment strategies.

As a result of the change noted above, effective for the quarter ended September 30, 2025, the Company began reporting the following business segments:

•
Alternative Credit - focused on income generation and capital preservation through investment in debt and income-generating securities, direct lending, CLOs, and specialty finance businesses including Factoring, Asset Based Lending and Healthcare
•
Real Estate - full service, end-to-end real estate platform combining investment expertise and turnkey execution capabilities for industrial outdoor storage (IOS) sector

The Company has a corporate office that is included in “Corporate & Other”. The corporate office supports the segments by providing infrastructure and administrative support in the areas of accounting/finance, operations, information technology, legal, compliance and human resources.

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

The following tables provide the operating financial results of our operating segments for the three and six months ended December 31, 2025 and December 31, 2024:

	For the three months ended December 31, 2025
(in thousands)	Alternative Credit	Real Estate	Total Segments	Corporate & Other	Total
Revenues	$1,494	$1,517	$3,011	$-	$3,011
Cost of revenues	-	16	16	-	16
Operating expenses:	-	-	-	-
Compensation and benefits	1,398	2,707	4,105	814	4,919
Depreciation and amortization	69	243	312	-	312
Selling, general and administrative	517	559	1,076	921	1,997
Non-operating income/(expenses):	-	-		-
Dividends and interest income	-	26	26	1,296	1,322
Interest expense	-	-	-	(1,022)	(1,022)
Net realized and unrealized loss	-	-	-	(11,361)	(11,361)
Net realized and unrealized loss on investments of Consolidated Funds	-	-	-	(1,601)	(1,601)
Interest and other income of Consolidated Funds	-	-	-	293	293
Loss before income taxes	(490)	(1,982)	(2,472)	(14,130)	(16,602)
Income tax (expense) benefit	-	(116)	(116)	170	54
Net loss	$(490)	$(2,098)	$(2,588)	$(13,960)	$(16,548)

	For the three months ended December 31, 2024
(in thousands)	Alternative Credit	Real Estate	Total Segments	Corporate & Other	Total
Revenues	$1,989	$1,518	$3,507	$-	$3,507
Cost of revenues	-	458	458	-	458
Operating expenses:	-	-		-
Compensation and benefits	1,655	1,146	2,801	624	3,425
Depreciation and amortization	67	217	284	-	284
Selling, general and administrative	370	257	627	690	1,317
Non-operating income/(expenses):	-	-		-
Dividends and interest income	-	-	-	1,567	1,567
Interest expense	-	-	-	(1,030)	(1,030)
Net realized and unrealized gain	-	-	-	2,428	2,428
Net realized and unrealized loss on investments of Consolidated Funds	-	-	-	(29)	(29)
Interest and other income of Consolidated Funds	-	-	-	395	395
(Loss) income before income taxes	(103)	(560)	(663)	2,017	1,354
Income tax expense	-	-	-	-	-
Net (loss) income	$(103)	$(560)	$(663)	$2,017	$1,354

	For the six months ended December 31, 2025
(in thousands)	Alternative Credit	Real Estate	Total Segments	Corporate & Other	Total
Revenues	$3,074	$10,725	$13,799	$-	$13,799
Cost of revenues	-	6,764	6,764	-	6,764
Operating expenses:			-
Compensation and benefits	3,005	5,500	8,505	1,651	10,156
Depreciation and amortization	138	516	654	-	654
Selling, general and administrative	933	1,241	2,174	2,010	4,184
Non-operating income/(expenses):
Dividends and interest income	-	41	41	2,519	2,560
Interest expense	-	-	-	(2,050)	(2,050)
Net realized and unrealized loss	-	-	-	(14,222)	(14,222)
Net realized and unrealized loss on investments of Consolidated Funds	-	-	-	(3,409)	(3,409)
Interest and other income of Consolidated Funds	-	-	-	645	645
Loss before income taxes	(1,002)	(3,255)	(4,257)	(20,178)	(24,435)
Income tax (expense) benefit	-	(116)	(116)	99	(17)
Net loss	$(1,002)	$(3,371)	$(4,373)	$(20,079)	$(24,452)

	For the six months ended December 31, 2024
(in thousands)	Alternative Credit	Real Estate	Total Segments	Corporate & Other	Total
Revenues	$4,465	$3,034	$7,499	$-	$7,499
Cost of revenues	-	1,093	1,093	-	1,093
Operating expenses:
Compensation and benefits	3,092	2,316	5,408	1,580	6,988
Depreciation and amortization	133	424	557	-	557
Selling, general and administrative	691	390	1,081	1,753	2,834
Non-operating income/(expenses):	-	-		-
Dividends and interest income	-	-	-	3,125	3,125
Interest expense	-	-	-	(2,058)	(2,058)
Net realized and unrealized gain	-	-	-	6,206	6,206
Net realized and unrealized gain on investments of Consolidated Funds	-	-	-	249	249
Interest and other income of Consolidated Funds	-	-	-	779	779
Income (loss) before income taxes	549	(1,189)	(640)	4,968	4,328
Income tax expense	-	-	-	-	-
Net income (loss)	$549	$(1,189)	$(640)	$4,968	$4,328

Selling, general and administrative includes expenses such as insurance, rent, professional fees and other expenses, along with expenses of the Consolidated Funds.

9. Identifiable Intangible Assets, Net

The following table is a summary of the Company’s intangible assets as of December 31, 2025 and June 30, 2025:

	As of December 31, 2025			As of June 30, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Investment management agreements	$15,264	$(6,197)	$9,067	$15,264	$(5,731)	$9,533
Assembled workforce	1,103	(673)	430	1,103	(632)	471
Customer related	1,610	(96)	1,514	1,610	(43)	1,567
Licenses	450	(27)	423	450	(12)	438
Identifiable intangible assets, net	$18,427	$(6,993)	$11,434	$18,427	$(6,418)	$12,009

During the three and six months ended December 31, 2025, the Company recorded amortization expense of $0.3 million and $0.6 million, respectively within depreciation and amortization on the condensed consolidated statements of operations. During the three and six months ended December 31, 2024 the Company recorded amortization expense of $0.3 million and $0.5 million, respectively, within depreciation and amortization on the condensed consolidated statements of operations.

The following table provides the estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter:

(in thousands)	Estimated Future Amortization Expense
Remainder of fiscal year 2026	$555
For the year ending June 30, 2027	1,096
For the year ending June 30, 2028	1,068
For the year ending June 30, 2029	1,045
For the year ending June 30, 2030	1,027
For the year ending June 30, 2031	986
Thereafter	5,657
Total	$11,434

10. Real Estate

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

In December 2024, a development was completed and the lease commenced. Upon completion, the Company began to depreciate the asset over its expected useful life of 39 years. In September 2025, the Company completed the sale of this property for consideration totaling $7.0 million. During the six months ended December 31, 2025, the Company recognized depreciation expense totaling approximately $28 thousand in connection with the asset. There was no lease income relating to lease payments for the three months ended December 31, 2025. There was $0.1 million of lease income relating to lease payments for the six months ended December 31, 2025.

During the three and six months ended December 31, 2025, the Company capitalized costs of $1.6 million and $3.5 million, respectively, within real estate assets, net on its condensed consolidated balance sheet, representing the development and construction costs directly identifiable with the real estate projects. During the three and six months ended December 31, 2024, the Company capitalized costs of $1.2 million and $1.3 million, respectively.

11. Long-Term Debt

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

The Company’s long-term debt is summarized in the following table:

(in thousands)	December 31, 2025	June 30, 2025
GEGGL Notes	$26,945	$26,945
Total principal	$26,945	$26,945
Unamortized debt discounts and issuance costs	(429)	(572)
Long-term debt	26,516	26,373

Deferred financing costs are amortized to interest expense on a straight-line basis over the five-year term of the loan. During the three and six months ended December 31, 2025, the Company incurred interest expense of $0.6 million and $1.1 million, respectively. During the three and six months ended December 31, 2024, the Company incurred interest expense of $0.6 million and $1.1 million, respectively. See Note 5 - Related Party Transactions for interest expense on the Monomoy Note. See Note 12 - Convertible Notes for interest expense on Convertible Notes.

The GEGGL Notes include covenants that limit additional indebtedness or the payment of dividends subject to compliance with a net consolidated debt to equity ratio of 2:1. As of December 31, 2025, our net consolidated debt to equity ratio is 0.2:1.0. The fair value of the GEGGL Notes as of December 31, 2025 and 2024 were $26.5 million and $26.1 million, respectively.

12. Convertible Notes

As of December 31, 2025 and June 30, 2025, the total outstanding principal balance of convertible notes due on February 26, 2030 (the Convertible Notes) was $35.9 million and $35.1 million, including cumulative interest paid in-kind. The Convertible Notes are held by a consortium of investors, including $17.4 million issued to certain related parties as of December 31, 2025.

The Convertible Notes accrue interest at 5.0% per annum, payable semiannually in arrears on June 30 and December 31, commencing June 30, 2020, in cash or in kind at the option of the Company. Each $1,000 principal amount of the Convertible Notes are convertible into 288.0018 shares of the Company’s common stock, subject to the terms therein, prior to maturity at the option of the holder. As of December 31, 2025, funds managed by ICAM owned approximately $8.5 million aggregate principal amount of the Convertible Notes, which were convertible into approximately 2,460,115 shares of the Company’s common stock as of such date. Such funds managed by ICAM have agreed to not convert their Convertible Notes into shares of the Company’s common stock prior to November 2026. As of December 31, 2025, Mr. Drapkin and funds managed by Northern Right Capital Management, L.P. (Northern Right) owned approximately $8.0 million aggregate principal amount of the Convertible Notes, which were convertible into approximately 2,306,367 shares of the Company's common stock as of such date. Mr. Drapkin and certain funds managed by Northern Right have agreed not to convert its notes into shares of the Company's common stock prior to July 2026. In addition, a third party noteholder, PC Elfun, LLC (PC Elfun), was issued $11.7 million of Convertible Notes which were convertible into approximately 3,085,237 shares of the Company’s common stock as of December 31, 2025, as PC Elfun has agreed not to convert its notes into shares of the Company's common stock if such conversion would cause them to beneficially own in excess of 9.9% of the number of Common shares outstanding immediately after giving effect to such conversion.

The Company may, subject to compliance with the terms of the Convertible Notes, effect the conversion of some or all of the Convertible Notes into shares of common stock, subject to certain liquidity and pricing requirements, as specified in the Convertible Notes.

The embedded conversion feature in the Convertible Notes qualifies for the scope exception to derivative accounting in FASB ASC Topic 815, Derivatives and Hedging, for certain contracts involving a reporting entity’s own equity. The Company incurred $1.2 million in issuance costs on the original issuance. The debt issuance costs are being amortized over the 10-year term and are netted with the principal balance on our condensed consolidated balance sheets. As of December 31, 2025 and June 30, 2025, the remaining balance of unamortized debt issuance costs was $0.4 million and $0.5 million, respectively.

During the three and six months ended December 31, 2025, the Company incurred interest expense of $0.5 million and $0.9 million, respectively, related to the Convertible Notes, inclusive of non-cash interest related to amortization of debt issuance costs. During the three and six months ended December 31, 2024, the Company incurred interest expense of $0.5 million and $0.9 million, respectively, related to the Convertible Notes.

13. Earnings per Share

The following table presents the calculation of basic and diluted net income (loss) per share:

	For the three months ended December 31,		For the six months ended December 31,
(in thousands except per share amounts)	2025	2024	2025	2024
Numerator:
Net (loss) income attributable to Great Elm Group, Inc. stockholders	$(15,754)	$1,176	$(22,784)	$3,815
Effect of dilutive securities:
Interest expense associated with Convertible Notes	$-	$-	-	939
Numerator for diluted EPS - Net (loss) income attributable to Great Elm Group, Inc. stockholders after the effect of dilutive securities	$(15,754)	$1,176	$(22,784)	$4,754
Denominator:
Denominator for basic EPS - Weighted average shares of common stock outstanding	31,624	27,983	30,298	28,531
Effect of dilutive securities:
Restricted stock	-	784	-	784
Convertible Notes	-	-	-	10,478
Denominator for diluted EPS - Weighted average shares of common stock outstanding after the effect of dilutive securities	31,624	28,767	30,298	39,793
Net (loss) income attributable to stockholders per share
Basic	$(0.50)	$0.04	$(0.75)	$0.13
Diluted	$(0.50)	$0.04	(0.75)	0.12

The following table details the securities that have been excluded from the above computation of weighted-average number of shares for diluted EPS, because the effect would be anti-dilutive.

	For the three months ended December 31,		For the six months ended December 31,
(in thousands)	2025	2024	2025	2024
Restricted stock	191	-	416	-
Convertible Notes	10,351	-	10,225	-
Total Anti-Dilutive Securities	10,542	-	10,641	-

14. Equity Transactions

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

15. Share-Based and Other Non-Cash Compensation

Restricted Stock Awards and Restricted Stock Units

The following table presents activity related to the Company’s restricted stock awards and restricted stock units for the six months ended December 31, 2025:

Restricted Stock Awards and Restricted Stock Units	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2025	1,077	$1.93
Granted	672	2.71
Vested	(625)	2.07
Forfeited	-	-
Outstanding at December 31, 2025	1,124	$2.32

Restricted stock awards and restricted stock units have vesting terms between 1-4 years and are subject to service requirements. During the six months ended December 31, 2025, the Company granted 672,236 restricted stock awards and did not grant any shares of restricted stock units.

Stock Options

The following table presents activity related to the Company’s stock options for the six months ended December 31, 2025:

Stock Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2025	3,006	$2.57	6.00	$-
Forfeited, cancelled or expired	(173)	3.60	-	-
Outstanding at December 31, 2025	2,833	$2.51	5.72	$-
Exercisable at December 31, 2025	833	$3.60	1.79	$-

Stock-Based Compensation Expense

Stock-based compensation expense related to all restricted stock awards, restricted stock units, and stock options totaled $0.6 million and $1.2 million for the three and six months ended December 31, 2025, respectively. Stock-based compensation expense related to all restricted stock awards, restricted stock units, and stock options totaled $0.4 million and $1.0 million for the three and six months ended December 31, 2024, respectively. As of December 31, 2025, the Company had unrecognized compensation costs related to all unvested restricted stock awards and stock options totaling $2.4 million.

Non-Employee Director Deferred Compensation Plan

In December 2020, the Company established the Great Elm Group, Inc. Non-Employee Directors Deferred Compensation Plan allowing non-employee directors to defer their cash and/or equity compensation under a non-revocable election for each calendar year. Such compensation is deferred until the earlier of 3 years from the original grant date of such compensation, termination of service, or death, and is payable in common stock shares. As of December 31, 2025, there were no restricted stock awards and restricted stock units that were deferred under this plan (and thus included in the number of restricted stock awards and restricted stock units outstanding as of that date).

Other Non-Cash Compensation

During the years ended June 30, 2025, 2024 and 2023 the Company issued compensation to certain employees in the form of GECC common shares to be settled with GECC shares currently held by the Company. The total value of GECC shares awarded for the six months ended December 31, 2025 was $1.1 million, of which $0.3 million vested immediately, and the balance will vest annually pro-rata over two and three-year periods. Related compensation expense was $0.5 million for the six months ended December 31, 2025. The total value of GECC shares awarded for the six months ended December 31, 2024 was $1.3 million, of which $0.3 million vested immediately, and the balance will vest annually pro-rata over two- and three-year periods. Related compensation expense was $0.4 million and $0.8 million for the three and six months ended December 31, 2024.

During the years ended June 30, 2025, 2024 and 2023, the Company issued compensation to certain employees in the form of restricted membership interest rights in MP II to be settled with the membership interest currently held by the Company. The total value of the MP II restricted membership interests awarded for the years ended June 30, 2025, 2024 and 2023 was $0.8 million, which vest on the third anniversary of the grant date. Related compensation expense was $0.1 million and $0.2 million, respectively, for the three and six months ended December 31, 2025. Related compensation expense was $0.1 million and $0.1 million, respectively, for the three and six months ended December 31, 2024.

During the year ended June 30, 2025, the Company issued compensation to certain employees in the form of restricted membership interest rights in Monomoy REIT to be settled with the membership interest currently held by the Company. The total value of the Monomoy REIT restricted membership interests awarded for the year ended June 30, 2025 was $0.5 million, which will vest on the fifth anniversary of the grant date. Related compensation expense was $41 thousand and $0.1 million for the three and six months ended December 31, 2025.

16. Income Taxes

As of June 30, 2025, the Company had net operating loss (NOL) carryforwards for federal income tax purposes of approximately $8.6 million, of which approximately $1.5 million will expire in fiscal year 2038 if unutilized and $7.1 million can be carried forward indefinitely. As of June 30, 2025, the Company also had $7.5 million of state NOL carryforwards, principally in Massachusetts, that will expire from 2037 to 2045.

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

.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

GEG is a publicly-traded alternative asset management company focused on growing a scalable and diversified portfolio of long-duration and permanent capital vehicles across credit, real estate, specialty finance, and other alternative strategies. GEG and its subsidiaries currently manage GECC, a publicly-traded BDC, and Monomoy UpREIT, an Industrial Outdoor Storage (IOS) focused real estate investment trust, in addition to other investment vehicles. The combined assets under management of these entities at December 31, 2025 was approximately $740 million.

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

Results of Operations

The following table provides the results of our consolidated operations:

	For the three months ended December 31,			For the six months ended December 31,
(in thousands)	2025	Percent Change	2024	2025	Percent Change	2024
Revenues	$3,011	(14)%	$3,507	$13,799	84%	$7,499
Cost of Revenues	16	(97)%	458	6,764	NM*	1,093
Operating costs and expenses:
Compensation and benefits	4,919	44%	3,425	10,156	45%	6,988
Selling, general and administrative	1,977	51%	1,312	4,143	47%	2,813
Depreciation and amortization	312	10%	284	654	17%	557
Expenses of Consolidated Funds	20	NM	5	41	95%	21
Total operating costs and expenses	7,228		5,026	14,994		10,379
Operating loss	(4,233)		(1,977)	(7,959)		(3,973)
Other (expense) income:
Interest expense	(1,022)	(1)%	(1,030)	(2,050)	(0)%	(2,058)
Other (expense) income, net	(11,347)	*NM	4,361	(14,426)	NM*	10,359
Total other (expense) income, net	(12,369)		3,331	(16,476)		8,301
(Loss) income before income taxes	(16,602)		1,354	(24,435)		4,328
Income tax benefit (expense)	54	0%	-	(17)	0%	-
Net (loss) income	$(16,548)		$1,354	$(24,452)		$4,328

*NM - not meaningful

Revenue

Revenues for the three months ended December 31, 2025 decreased $0.5 million as compared to the three months ended December 31, 2024, driven by a decrease in Incentive Fees from the corresponding prior year period. Cost of revenues decreased $0.4 million compared to the three months ended December 31, 2024 due to a decrease in Real Estate cost of revenues as the prior year period had activity related to a property sale, with similar activity not occurring in the current year.

Revenues and cost of revenues for the six months ended December 31, 2025 increased $6.3 million and $5.7 million, respectively, as compared to the six months ended December 31, 2024, primarily due to an increase in Real Estate property sales revenues and related cost of revenues due to a September 2025 property sale. The increase in revenues were partially offset by a reduction in Incentive fees of $1.4 million and an increase in Project management fees of $1.0 million compared to the prior year period.

Operating Costs and Expenses

Compensation and benefits expenses for the three months ended December 31, 2025 increased $1.5 million as compared to the corresponding prior year period primarily driven by increased personnel due to the Greenfield acquisition. Selling, general and administrative expenses for the three months ended December 31, 2025 increased $0.7 million as compared to the corresponding prior year period, which was mainly attributable to an increase in expenses due to the acquisition of Greenfield.

Compensation and benefits expenses for the six months ended December 31, 2025 increased $3.2 million as compared to the corresponding prior year period primarily driven by increased personnel due to the Greenfield acquisition. Selling, general and administrative expenses for the six months ended December 31, 2025 increased $1.3 million as compared to the corresponding prior year period, which was mainly attributable to an increase in selling, general and administrative expenses due to the acquisition of Greenfield. Depreciation and amortization increased $0.1 million as compared to the prior year period, primarily due to an increase in depreciation and amortization related to the Greenfield Acquisition.

Other Income (Expense)

Other income (expense), net includes dividend and interest income and net realized and unrealized gains and losses. For the three months ended December 31, 2025, net realized and unrealized gains decreased $13.8 million to a net realized and unrealized loss as compared to the corresponding prior year period primarily driven by a notable unrealized loss being recognized on one of our investments in a private fund in the current year period, along with a reduction in stock price for another of our investments during the current year period. For the three months ended December 31, 2025, interest income decreased $0.1 million as compared to the corresponding prior year period, due to changes in the investment portfolio shifting away from interest earning marketable securities into other strategic private investments. For the three months ended December 31, 2025, dividend income decreased $0.1 million as compared to the corresponding prior year period, primarily due to a special dividend from a fund investment that was received in the prior year period while a similar dividend was not received in the current year period.

Other income (expense), net includes dividend and interest income and net realized and unrealized gains and losses. For the six months ended December 31, 2025, net realized and unrealized gains decreased $20.4 million to a net realized and unrealized loss as compared to the corresponding prior year period due to a notable unrealized loss being recognized on one of our investments in a private fund in the current year period along with a reduction in stock price for another of our investments during the current year period, as opposed to an increase in stock price for this investment in the prior year period. For the six months ended December 31, 2025, interest income decreased $0.4 million as compared to the corresponding prior year period, due to changes in the investment portfolio shifting away from interest earning marketable securities into other strategic private investments. For the six months ended December 31, 2025, dividend income remained flat as compared to the corresponding prior year period.

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

Alternative Credit Segment

The following table provides the results of our Alternative Credit segment:

	For the three months ended December 31,			For the six months ended December 31,
(in thousands)	2025	Percent Change	2024	2025	Percent Change	2024
Revenues	$1,494	(25)%	$1,989	$3,074	(31)%	$4,465
Operating costs and expenses:
Compensation and benefits	1,398	(16)%	1,655	3,005	(3)%	3,092
Selling, general and administrative	517	40%	370	933	35%	691
Depreciation and amortization	69	3%	67	138	4%	133
Total operating costs and expenses	1,984		2,092	4,076		3,916
Operating (loss) income	$(490)		$(103)	$(1,002)		$549
Other income:
Interest expense	-	0%	-	-	0%	-
Other income, net	-	0%	-	-	0%	-
Total other income, net	-		-	-		-
(Loss) income before income taxes	$(490)		$(103)	(1,002)		549
Income tax expense	-	0%	-	-	0%	-
Net (loss) income	$(490)		$(103)	$(1,002)		$549

*NM - not meaningful

Alternative Credit Revenue

Alternative Credit Revenues for the three months ended December 31, 2025 decreased $0.5 million as compared to the three months ended December 31, 2024 due to a reduction in Incentive Fee revenue compared to the prior year period.

Alternative Credit Revenues for the six months ended December 31, 2025 decreased $1.4 million as compared to the six months ended December 31, 2024 due to a reduction in Incentive Fee revenue compared to the prior year period.

Alternative Credit Expenses

Alternative Credit compensation and benefits expense decreased $0.3 million for the three months ended December 31, 2025 as compared to the corresponding prior year period primarily driven by a decrease in non-cash compensation due to a decline in the price of GECC common shares during the current period compared to the prior year period. Alternative Credit segment selling, general and administrative expenses increased $0.1 million as compared to the three months ended December 31, 2024 primarily driven by an increase in miscellaneous general and administrative expenses.

Alternative Credit compensation and benefits expense decreased $0.1 million for the six months ended December 31, 2025 as compared to the corresponding prior year period primarily driven by a decrease in non-cash compensation due to a decline in the price of GECC common shares during the current period compared to the prior year period. Alternative Credit segment selling, general and administrative expenses increased $0.2 million as compared to the six months ended December 31, 2024 primarily driven by an increase in miscellaneous general and administrative expenses.

.

Real Estate Segment

The following table provides the results of our Real Estate segment:

	For the three months ended December 31,			For the six months ended December 31,
(in thousands)	2025	Percent Change	2024	2025	Percent Change	2024
Revenues	$1,517	(0)%	$1,518	$10,725	NM*	$3,034
Cost of Revenues	16	(97)%	458	6,764	NM*	1,093
Operating costs and expenses:
Compensation and benefits	2,707	136%	1,146	5,500	137%	2,316
Selling, general and administrative	559	118%	257	1,241	NM*	390
Depreciation and amortization	243	12%	217	516	22%	424
Total operating costs and expenses	3,509		1,620	7,257		3,130
Operating loss	$(2,008)		$(560)	$(3,296)		$(1,189)
Other income:
Interest expense	-	0%	-	-	0%	-
Other income, net	26	0%	-	41	0%	-
Total other income, net	26		-	41		-
Loss before income taxes	$(1,982)		$(560)	(3,255)		(1,189)
Income tax expense	(116)	0%	-	(116)	0%	-
Net loss	$(2,098)		$(560)	$(3,371)		$(1,189)

*NM - not meaningful

Real Estate Revenue

Real Estate revenues for the three months ended December 31, 2025 remained flat as compared to the three months ended December 31, 2024. Related costs of revenues for the three months ended December 31, 2025 decreased by $0.4 million compared to the three months ended December 31, 2024 due to the prior year period having costs of revenues related to a property sale, which did not occur in the current period.

Real Estate revenues for the six months ended December 31, 2025 increased $7.7 million as compared to the six months ended December 31, 2024 due to a property sale occurring in September 2025 which did not occur in the prior year period. Related costs of revenues for the six months ended December 31, 2025 increased by $5.7 million compared to the six months ended December 31, 2024 due to this sale. Further, $1.1 million of revenue was recognized in the six months ended December 31, 2025 related to our construction business which was not incurred in the corresponding prior year period.

Real Estate Expenses

Real Estate segment compensation and benefits expenses for the three months ended December 31, 2025 increased $1.6 million as compared to the corresponding prior year period driven by increased personnel expense due to the Greenfield acquisition. Real Estate segment selling, general and administrative expenses increased $0.3 million for the three months ended December 31, 2025 compared to the three months ended December 31, 2024 primarily due to an increase in expenses related to the Greenfield Acquisition.

Real Estate segment compensation and benefits expenses for the six months ended December 31, 2025 increased $3.2 million as compared to the corresponding prior year period driven by increased personnel expense due to the Greenfield acquisition. Real Estate segment selling, general and administrative expenses increased $0.9 million for the six months ended December 31, 2025 compared to the six months ended December 31, 2024 primarily due to increased legal, accounting, insurance, software and other expenses due to increased activity at these entities and the Greenfield acquisition. Depreciation and amortization increased $0.1 million for the six months ended December 31, 2025, as compared to the corresponding prior year period due to amortization of intangible assets related to the Greenfield acquisition, along with depreciation related to a building owned which was not complete in the prior year period.

Corporate & Other

The following table provides the results of Corporate & Other:

	For the three months ended December 31,			For the six months ended December 31,
(in thousands)	2025	Percent Change	2024	2025	Percent Change	2024
Operating costs and expenses:
Compensation and benefits	$814	30%	$624	1,651	4%	1,580
Selling, general and administrative	901	32%	685	1,969	14%	1,732
Expenses of Consolidated Funds	20	NM	5	41	95%	21
Total operating costs and expenses	1,735		1,314	3,661		3,333
Operating loss	(1,735)		(1,314)	(3,661)		(3,333)
Other income (expense):
Interest expense	(1,022)	(1)%	(1,030)	(2,050)	(0)%	(2,058)
Other (expense) income, net	(11,373)	*NM	4,361	(14,467)	NM*	10,359
Total other (expense) income, net	(12,395)		3,331	(16,517)		8,301
(Loss) income before income taxes	$(14,130)		$2,017	(20,178)		4,968
Income tax benefit	170	0%	-	99	0%	-
Net (loss) income	$(13,960)		$2,017	$(20,079)		$4,968

*NM - not meaningful

Corporate & Other Operating Costs and Expenses

Compensation and benefits expenses related to Corporate & Other for the three months ended December 31, 2025 increased $0.2 million as compared to the corresponding prior year period due to an increase in personnel at the Corporate office.

Compensation and benefits expenses related to Corporate & Other for the six months ended December 31, 2025 increased $0.1 million as compared to the corresponding prior year period due to an increase in personnel at the Corporate office.

Corporate & Other Expenses

For the three months ended December 31, 2025, net realized and unrealized gains decreased $13.8 million to a net realized and unrealized loss as compared to the corresponding prior year period due to a significant unrealized loss on one of our investments in a private fund, along with a reduction in stock price for another of our investments during the current year period, as opposed to an increase in stock price for this investment in the prior year period. Additionally, in the corresponding prior year period $1.0 million of unrealized gains were recorded for our special purpose vehicles, whereas in current year period unrealized losses of $3.0 million were recorded on these entities. For the three months ended December 31, 2025, interest income decreased $0.1 million as compared to the corresponding prior year period, due to changes in the investment portfolio shifting away from interest earning marketable securities into other strategic private investments.

For the six months ended December 31, 2025, net realized and unrealized gains decreased $20.4 million to a net realized and unrealized loss as compared to the corresponding prior year period due to a significant unrealized loss on one of our investments in a private fund, along with a decrease in stock price for another of our investments during the current year period, whereas the stock price increased for this investment in the prior year period. Additionally, in the corresponding prior year period $4.5 million of unrealized gains were recorded for our special purpose vehicles due to a change in valuation technique for these entities during the three months ended September 30, 2024, whereas in the current year period unrealized losses of $3.4 million were recorded on these entities. For the six months ended December 31, 2025, interest income decreased $0.4 million as compared to the corresponding prior year period, due to changes in the investment portfolio shifting away from interest earning marketable securities into other strategic private investments.

Liquidity and Capital Resources

Cash Flows

Net cash from operating activities increased $11.8 million, from net cash used of $9.8 million for the six months ended December 31, 2024 to net cash provided of $1.9 million for the six months ended December 31, 2025, driven by proceeds from sale of real estate in September 2025 and changes in operating assets and liabilities period-over-period.

Net cash from investing activities increased $2.0 million, from net cash provided of $9.9 million for the six months ended December 31, 2024 to net cash provided of $11.9 million for the six months ended December 31, 2025, driven by settlement of related party loan receivable and net sales of investments for the six months ended December 31, 2025.

Net cash from financing activities increased $12.3 million, from net cash used of $5.5 million for the six months ended December 31, 2024 to net cash provided of $6.8 million for the six months ended December 31, 2025, driven by proceeds from issuance of common stock and lower stock repurchases during the six months ended December 31, 2025.

Financial Condition

As of December 31, 2025, we had an unrestricted cash balance of $51.2 million, as compared to an unrestricted cash balance of $30.6 million as of June 30, 2025. We also held 1,356,125 shares of GECC common stock with an estimated fair value of $9.6 million as of December 31, 2025, as compared to 1,438,079 shares of GECC common stock with an estimated fair value of $15.3 million as of June 30, 2025. We believe we have sufficient liquidity available to meet our short-term and long-term obligations.

Borrowings

As of December 31, 2025, the Company had $26.9 million in outstanding aggregate principal amount of the GEGGL Notes. The GEGGL Notes are due on June 30, 2027, and interest is paid quarterly. The GEGGL Notes include covenants that limit additional indebtedness or the payment of dividends in the event that our net consolidated debt to equity ratio is, or would be on a pro forma basis, greater than 2 to 1. In addition, if our net consolidated debt to equity ratio is greater than 2 to 1 at the end of any calendar quarter, we must retain no less than 10% of our excess cash flow as cash and cash equivalents until such time as our net consolidated debt to equity ratio is less than 2 to 1 at the end of a calendar quarter.

As of December 31, 2025, the Company had $35.9 million principal balance in outstanding Convertible Notes (including cumulative interest paid in-kind) held by a consortium of investors, including related parties, that accrue interest at 5.0% per annum, payable semiannually in arrears on June 30 and December 31, in cash or in-kind at the option of the Company. The Convertible Notes are due on February 26, 2030, but are convertible at the option of the holders, subject to the terms therein, prior to maturity into shares of our common stock. Upon conversion of any note, the Company will pay or deliver, as the case may be, to the noteholder, in respect of each $1,000 principal amount of notes being converted, shares of common stock equal to the conversion rate in effect on the conversion date, together with cash, if applicable, in lieu of delivering any fractional share of common stock. To date, all interest on these instruments has been paid in-kind.

Critical Accounting Policies

During the six months ended December 31, 2025 we did not make material changes in our critical accounting policies or underlying assumptions as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 as it relates to normal and recurring transactions. Critical accounting policies and estimates are those that require management’s most difficult, subjective or complex judgments and would therefore be deemed the most critical to an understanding of our results of operations and financial condition.

Recent Accounting Developments

See discussion of Recent Accounting Developments in Note 2 of the accompanying condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the market risks discussed in Item 7A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Item 4. Controls and Procedures.

We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that the information we are required to disclose in reports that we file under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting for the quarter ended December 31, 2025, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2025, the Board authorized an increase in the Company’s stock repurchase plan from $20 million to $25 million. Such repurchases may be accomplished through a Rule 10b5-1 plan, which sets certain restrictions on the method, timing, price and volume of share repurchases. The repurchase program does not obligate the Company to acquire any specific number of shares.

In September 2025, the Company adopted a Rule 10b5-1 plan under the Exchange Act authorizing us to repurchase up to 4,000,000 shares of our common stock in open market transactions through the close of business on the second full trading day following the filing with the SEC of the Company's Form 10-K for the quarter ended September 30, 2025 unless extended or terminated by our Board. This Rule 10b5-1 plan expired on November 14, 2025.

In December 2025, the Company adopted a Rule 10b5-1 plan under the Exchange Act authorizing us to repurchase up to 4,000,000 shares of our common stock in open market transactions through the close of business on the second full trading day following the filing with the SEC of the Company's Form 10-Q for the quarter ended December 31, 2025 unless extended or terminated by our Board.

The following table summarizes common stock repurchases during the three months ended December 31, 2025:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of 10b5-1 Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2025	313,527	$2.44	313,527	3,686,473
November 1-30, 2025	145,754	2.43	82,442	-
December 1-31, 2025	601,474	2.44	329,777	3,670,223
Total	1,060,755	$2.47	725,746

(1) All shares were purchased in open market transactions.

Item 5. Other Information.

During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of GEG adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

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

101

Materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, formatted in inline Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related Notes to the Condensed Consolidated Financial Statements, tagged in detail (furnished herewith).

104	The cover page from the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, formatted in inline XBRL (included as Exhibit 101).

*Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT ELM GROUP, INC.

Date: February 4, 2026	/s/ Jason W. Reese
Jason W. Reese
Chief Executive Officer & Chairman

Date: February 4, 2026	/s/ Keri A. Davis
Keri A. Davis
Chief Financial Officer & Chief Accounting Officer