Form 10-Q
period 2026-03-31
Great Elm Group, Inc.
filed 2026-05-06
CIK 1831096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 30, 2026, there were 31,357,008 shares of the registrant’s common stock outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Great Elm Group, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

Dollar amounts in thousands (except per share data)

ASSETS	March 31, 2026	June 30, 2025
Current assets
Cash and cash equivalents	$45,529	$30,603
Receivables from managed funds	4,154	8,331
Investments, at fair value	31,408	60,614
Prepaid and other current assets	1,863	2,803
Real estate assets, net	7,182	9,085
Related party loan receivable	-	8,000
Assets of Consolidated Funds:
Cash and cash equivalents	1,483	3,907
Investments, at fair value	5,521	14,327
Other assets	81	227
Total current assets	97,221	137,897
Identifiable intangible assets, net	11,156	12,009
Goodwill	440	440
Right-of-use assets	1,332	1,603
Other assets	1,635	1,988
Total assets	$111,784	$153,937
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$777	$1,026
Accrued expenses and other current liabilities	5,975	7,707
Current portion of related party payables	191	258
Current portion of lease liabilities	346	355
Liabilities of Consolidated Funds:
Payable for securities purchased	-	96
Accrued expenses and other liabilities	86	172
Total current liabilities	7,375	9,614
Lease liabilities, net of current portion	1,007	1,260
Long-term debt (face value $26,945)	26,587	26,373
Convertible notes (face value $35,940 and $35,063, including $17,418 and $16,993 held by related parties, respectively)	35,551	34,602
Other liabilities	1,424	1,422
Total liabilities	71,944	73,271
Commitments and contingencies (Note 17)
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 authorized and zero outstanding	-	-
Common stock, $0.001 par value; 350,000,000 shares authorized and 31,424,975 shares issued and 29,917,837 outstanding at March 31, 2026; and 27,630,305 shares issued and 26,552,948 outstanding at June 30, 2025	28	25
Additional paid-in-capital	3,316,383	3,310,356
Accumulated deficit	(3,276,571)	(3,240,063)
Total Great Elm Group, Inc. stockholders' equity	39,840	70,318
Redeemable non-controlling interest in Consolidated Funds	-	10,348
Total stockholders' equity	39,840	80,666
Total liabilities and stockholders' equity	$111,784	$153,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

Amounts in thousands (except per share data)

	For the three months ended March 31,		For the nine months ended March 31,
	2026	2025	2026	2025
Revenues	$3,418	$3,209	$17,217	$10,708
Cost of revenues	-	(11)	6,764	1,082
Operating costs and expenses:
Compensation and benefits	5,307	4,001	15,463	10,989
Selling, general and administrative	1,591	1,394	5,734	4,207
Depreciation and amortization	313	361	967	918
Expenses of Consolidated Funds	177	19	218	40
Total operating costs and expenses	7,388	5,775	22,382	16,154
Operating loss	(3,970)	(2,555)	(11,929)	(6,528)
Dividends and interest income	1,166	1,481	3,726	4,606
Interest expense	(1,033)	(1,039)	(3,083)	(3,097)
Net realized and unrealized (loss) gain	(9,873)	(2,439)	(24,095)	3,767
Net realized and unrealized gain (loss) on investments of Consolidated Funds	94	(338)	(3,315)	(89)
Interest and other income of Consolidated Funds	183	389	828	1,168
Loss before income taxes	(13,433)	(4,501)	(37,868)	(173)
Income tax expense	(87)	-	(104)	-
Net loss	$(13,520)	$(4,501)	$(37,972)	$(173)
Less: net income (loss) attributable to non-controlling interest in Consolidated Funds	204	(4)	(1,464)	509
Net loss attributable to Great Elm Group, Inc. stockholders	$(13,724)	$(4,497)	$(36,508)	$(682)
Net loss attributable to stockholders per share
Basic	$(0.45)	$(0.17)	$(1.20)	$(0.02)
Diluted	(0.45)	(0.17)	(1.20)	(0.02)
Weighted average shares outstanding
Basic	30,763	26,915	30,451	28,000
Diluted	30,763	26,915	30,451	28,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Amounts in thousands

	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Group, Inc. Stockholders'	Redeemable non-controlling interest in	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity	Consolidated Funds	Equity
BALANCE, June 30, 2025	26,553	$25	$3,310,356	$(3,240,063)	$70,318	$10,348	$80,666
Net loss	-	-	-	(7,030)	(7,030)	(874)	(7,904)
Issuance of common stock related to vesting of restricted stock	430	-	-	-	-	-	-
Withholding tax payments related to restricted stock	-	-	(154)	-	(154)	-	(154)
Issuance of common stock related to equity transactions, net	5,354	5	10,029	-	10,034	-	10,034
Issuance of warrants	-	-	726	-	726	-	726
Distributions from Consolidated Funds	-	-	-	-	-	(113)	(113)
Stock repurchases	(252)	-	(756)	-	(756)	-	(756)
Stock-based compensation	-	-	644	-	644	-	644
BALANCE, September 30, 2025	32,085	$30	$3,320,845	$(3,247,093)	$73,782	$9,361	$83,143
Net loss	-	-	-	(15,754)	(15,754)	(794)	(16,548)
Issuance of common stock related to vesting of restricted stock	140	-	-	-	-	-	-
Issuance of common stock related to equity transactions, net	-	-	(189)	-	(189)	-	(189)
Distributions from Consolidated Funds	-	-	-	-	-	(4,639)	(4,639)
Stock repurchases	(1,061)	(1)	(2,639)	-	(2,640)	-	(2,640)
Stock-based compensation			563	-	563	-	563
BALANCE, December 31, 2025	31,164	$29	$3,318,580	$(3,262,847)	$55,762	$3,928	$59,690
Net (loss) income	-	-	-	(13,724)	(13,724)	204	(13,520)
Issuance of common stock related to vesting of restricted stock	125	-	-	-	-	-	-
Issuance of common stock related to equity transactions, net	-	-	34	-	34	-	34
Redemptions of non-controlling interests in Consolidated Funds	-	-	-	-	-	(4,132)	(4,132)
Stock repurchases	(1,371)	(1)	(2,822)	-	(2,823)	-	(2,823)
Stock-based compensation			591	-	591	-	591
BALANCE, March 31, 2026	29,918	$28	$3,316,383	$(3,276,571)	$39,840	$-	$39,840

Great Elm Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) (continued)

Amounts in thousands

	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Group, Inc. Stockholders'	Redeemable non-controlling interest in	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity	Consolidated Funds	Equity
BALANCE, June 30, 2024	30,494	$30	$3,315,638	$(3,252,954)	$62,714	$7,481	$70,195
Net income	-	-	-	2,639	2,639	335	2,974
Issuance of common stock related to vesting of restricted stock	528	-	-	-	-	-	-
Distributions from Consolidated Funds	-	-	-	-	-	(136)	(136)
Stock repurchases	(2,279)	(2)	(2,107)	-	(2,109)	-	(2,109)
Stock-based compensation	-	-	660	-	660	-	660
BALANCE, September 30, 2024	28,743	$28	$3,314,191	$(3,250,315)	$63,904	$7,680	$71,584
Net income	-	-		1,176	1,176	178	1,354
Issuance of common stock related to vesting of restricted stock	139	-	-	-	-	-	-
Distributions from Consolidated Funds	-	-		-	-	(134)	(134)
Stock repurchases	(1,732)	(2)	(3,120)	-	(3,122)	-	(3,122)
Stock-based compensation	-	-	376	-	376	-	376
BALANCE, December 31, 2024	27,150	$26	$3,311,447	$(3,249,139)	$62,334	$7,724	$70,058
Net loss	-	-	-	(4,497)	(4,497)	(4)	(4,501)
Issuance of common stock related to vesting of restricted stock	116	-	-	-	-	-
Contributions to Consolidated Funds	-	-	-	-	-	500	500
Distributions from Consolidated Funds	-	-	-	-	-	(132)	(132)
Stock repurchases	(579)	(1)	(1,085)	-	(1,086)	-	(1,086)
Stock-based compensation	-	-	476	-	476	-	476
BALANCE, March 31, 2025	26,687	$25	$3,310,838	$(3,253,636)	$57,227	$8,088	$65,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Dollar amounts in thousands

	For the nine months ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(37,972)	$(173)
Adjustments to reconcile net loss to net cash flows from operating activities:
Proceeds from sale of real estate	7,021	-
Gain on sale of real estate	(606)	(109)
Depreciation and amortization	967	918
Stock-based compensation	1,798	1,512
Unrealized loss (gain) on investments	27,631	(4,105)
Realized (gain) loss on investments	(3,536)	338
Non-cash interest and amortization of debt issuance costs	1,612	1,631
Change in fair value of contingent consideration	-	(6)
Other non-cash expense, net	709	1,276
Adjustments to reconcile net loss to net cash flows from operating activities of Consolidated Funds:
Purchase of investments	(3,966)	(3,514)
Sales of investments	9,420	3,725
Amortization of premium and accretion of discount, net	(59)	(70)
Net realized and unrealized loss on investments	3,315	89
Changes in operating assets and liabilities:
Receivables from managed funds	4,177	(5,985)
Prepaid and other assets	1,447	(1,506)
Real estate under development	(4,547)	(2,262)
Lease Liabilities	9	39
Related party payables	(67)	(374)
Accounts payable, accrued expenses and other liabilities	(2,226)	(1,768)
Changes in operating assets and liabilities of Consolidated Funds:
Cash and cash equivalents	2,424	(850)
Other assets	146	17
Accrued expenses and other liabilities	53	1
Net cash flows from operating activities	7,750	(11,176)
Cash flows from investing activities:
Purchases of investments in held-to-maturity securities	-	(7,403)
Proceeds from settlement of held-to-maturity investments	-	17,500
Proceeds from settlement of trading securities	-	34
Sales of investments	5,524	-
Purchases of investments	(1,585)	(4,450)
Acquisition of business	-	(2,500)
Related party loan receivable	8,000	(7,500)
Redemption of investments	85	3,886
Other	(70)	(370)
Net cash flows from investing activities	11,954	(803)

Great Elm Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

Dollar amounts in thousands

	For the nine months ended March 31,
	2026	2025
Cash flows from financing activities:
Proceeds from issuance of common stock	11,860	-
Equity issuance costs	(1,257)	-
Stock repurchases	(6,204)	(6,317)
Withholding tax payments related to restricted stock	(154)	-
Redemptions of non-controlling interests in Consolidated Funds	(4,132)	-
Contributions to non-controlling interests in Consolidated Funds	-	106
Distributions from non-controlling interests in Consolidated Funds	(4,891)	-
Net cash flows from financing activities	(4,778)	(6,211)
Net increase (decrease) in cash and cash equivalents	14,926	(18,190)
Cash, cash equivalents and restricted cash at beginning of period	30,603	49,718
Cash, cash equivalents and restricted cash at end of period	$45,529	$31,528

Supplemental disclosure of cash flow information:
Cash paid for interest	1,471	1,471

Supplemental non-cash financing transactions:
Fair value of warrants issued	726	-
Payable for securities purchased	13	-

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on the condensed consolidated balance sheets to the total cash and cash equivalents and restricted cash on the condensed consolidated statements of cash flows:

	March 31, 2026	June 30, 2025
Cash and cash equivalents	$45,529	$30,603
Restricted cash	-	-
Cash, cash equivalents and restricted cash	$45,529	$30,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2026

1. Organization

Great Elm Group, Inc. (referred to as the Company or GEG) is an alternative asset management company incorporated in Delaware. The Company focuses on growing a scalable and diversified portfolio of long-duration and permanent capital vehicles across credit, real estate, specialty finance, and other alternative strategies.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Great Elm Capital Management, LLC (GECM), Great Elm Opportunities GP, Inc. (GEO GP), Great Elm Capital GP, LLC (GEC GP), Great Elm Investments, LLC (GEI), Great Elm FM Acquisition, Inc. (FM Acquisition), Great Elm DME Holdings, Inc. (DME Holdings), Great Elm Real Estate Ventures, LLC (REV), Monomoy CRE, LLC (MCRE), Monomoy BTS Construction Management, LLC (MCM), Monomoy Construction Services, LLC (MCS), Monomoy BTS Corporation (MBTS) and Monomoy BTS Holdings, LLC (BTS). In addition, we have determined that the Company was the primary beneficiary of certain variable interest entities, and therefore the operations of those entities have been included in our consolidated results for the relevant periods.

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

(in thousands)	March 31, 2026
Goodwill	$440
Intangible assets:
Customer related	1,610
Licenses	450
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

4. Revenue

The Company's revenues are summarized in the following table:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2026	2025	2026	2025
Investment management revenue:
Management fees	$1,726	$1,808	$5,404	$5,253
Incentive fees	-	169	-	1,573
Administration and service fees	649	424	1,585	1,083
Property management fees	337	307	974	913
Real estate property sales	-	-	7,370	1,192
Project management fees	666	365	1,781	515
Real estate rental income	40	136	103	179
Total revenues	$3,418	$3,209	$17,217	$10,708

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

Incentive Fees

The Company earns incentive fees based on the investment management agreements GECM has with GECC and other private funds managed by GECM, and MCRE has with Monomoy Properties II, LLC (MP II), a feeder fund of Monomoy Properties REIT, LLC (Monomoy REIT). Where an investment management agreement includes both management fees and incentive fees, the performance obligation is considered to be a single obligation for both fees. Incentive fees are variable consideration associated with the investment management agreements recognized when the contractual performance criteria have been met and when it is determined that they are no longer probable of significant reversal. Each of the contracts with customers are evaluated on an individual basis to determine the timing of revenue recognition. Incentive fees typically arise from investment management services that began in prior reporting periods. Incentive fees are earned based on investment performance during the period, subject to the achievement of minimum return levels or high-water marks, in accordance with the terms of the respective investment management agreements. Incentive fees are typically 20% of the performance-based metric specified within each agreement. Effective February 2026, GECM has waived all accrued and unpaid incentive fees for GECC through March 31, 2026. Additionally, effective April 2026, GECM has waived all accrued and unpaid incentive fees for GECC through June 30, 2026.

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

The following tables summarize activity and outstanding balances between the managed investment products and the Company:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2026	2025	2026	2025
Net realized and unrealized (loss) gain on investments	$(10,357)	$(2,423)	$(18,365)	$3,744
Net realized and unrealized gain (loss) on investments of Consolidated Funds	94	(338)	(3,315)	(89)
Dividend income	735	1,006	2,427	3,001
Interest income	-	94	53	94

(in thousands)	March 31, 2026	June 30, 2025
Dividends receivable	$312	$310
Investment management revenues receivable	1,417	4,193
Administration and service fee receivable	437	300
Receivable for reimbursable expenses paid	834	1,642
Receivable for real estate property development	1,154	1,886
Receivables from managed funds	$4,154	$8,331

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

Investments

As of March 31, 2026, the Company owns 1,356,125 shares of GECC (approximately 9.8% of the outstanding shares). Certain officers and directors of GECC are also officers and directors of GEG. Jason W. Reese is our Chief Executive Officer and Chairman of our Board of Directors and also the Executive Chairman of GECC's Board of Directors, Adam M. Kleinman is our President, as well as the Chief Compliance Officer of GECC, Matt Kaplan is the President of GECM, as well as the President and Chief Executive Officer of GECC, and Keri A. Davis is our Chief Financial Officer, as well as the Chief Financial Officer of GECC. Effective May 4, 2026, Jason Reese was appointed as the Chief Executive Officer of GECC.

The Company receives dividends from its investments in GECC, MP II, Monomoy REIT and Monomoy UpREIT and earns unrealized gains and losses based on the mark-to-market performance of those investments. See Note 6 - Fair Value Measurements.

In February 2024, the Company invested in $6.0 million for a 25% interest in Great Elm Strategic Partnership I, LLC (GESP). The Company's investment in GESP is accounted for using the fair value option and it is included in Investments, at fair value on the condensed consolidated balance sheets. GESP owns 1,558,260 shares of GECC as of March 31, 2026.

In June 2024, the Company invested in $3.0 million for a 25% interest in Prosper Peak Holdings, LLC (PPH). The Company's investment in PPH is accounted for using the fair value option and it is included in Investments, at fair value on the condensed consolidated balance sheets. PPH owns 872,506 shares of GECC as of March 31, 2026.

In December 2024, the Company invested in $3.3 million for a 25% interest in Summit Grove Partners, LLC (SGP). The Company's investment in SGP is accounted for using the fair value option and it is included in Investments, at fair value on the condensed consolidated balance sheets. SGP owns 969,527 shares of GECC as of March 31, 2026.

Other Transactions

GECM has shared personnel and reimbursement agreements for back-office personnel with ICAM. Jason W. Reese, the Chief Executive Officer and Chairman of the Company’s Board of Directors, is the Chief Executive Officer of ICAM, and Matt Kaplan, the President of GECM, is also a Managing Director of ICAM. Certain costs incurred under these agreements relate to human resources and other administrative services provided by ICAM employees, for the benefit of the Company and its subsidiaries, and are included in Compensation and benefits and selling, general and administrative expenses in the condensed consolidated statements of operations. For the three and nine months ended March 31, 2026, such costs were $0.2 million and $0.5 million, respectively. For the three and nine months ended March 31, 2025, such costs were $0.1 million and $0.4 million, respectively. Other costs include operational or administrative services performed on behalf of the funds managed by GECM and are included in receivables from managed funds in the condensed consolidated balance sheets. As of June 30, 2025, $15 thousand of expenses related to the shared services agreements were included in receivables from managed funds.

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

In May 2025, GECC and GECM entered into an equity distribution agreement with an investment bank (the Agent), under which GECC may issue and sell through the Agent, from time to time, shares of its common stock. Such sales are made by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The sales price per share of the common stock sold in the offering, less the Agent’s commission, will not be less than the NAV per share of the common stock at the time of such sale. Consistent with the terms of the equity distribution agreement, GECM or an affiliate of GECM may, from time to time and in their sole discretion, contribute proceeds necessary to ensure that no sales are made at a price below the then-current NAV per share. During the three months ended March 31, 2026 GECM did not contribute to these sales. During the nine months ended March 31, 2026, GECM contributed approximately $0.1 million to these sales.

See Note 12 - Convertible Notes for details on the Convertible Notes issued to related parties.

In January 2025, the Company issued a promissory note to Monomoy REIT for up to $10.0 million (the Monomoy Note) of which $8.0 million was drawn as of June 30, 2025. The note was fully paid down in July 2025. The Monomoy Note accrued interest at 8.0% per annum payable semi-annually in arrears. For the nine months ended March 31, 2026, $0.1 million of interest income was recognized related to the Monomoy Note.

The Company’s subsidiaries may from time to time make payments to vendors that are related parties, including payments to procure construction supplies. The total purchases from vendors that are related parties were $0.1 million and $0.9 million for the three and nine months ended March 31, 2026, respectively. The total purchases from vendors that are related parties were $0.4 million and $0.4 million for the three and nine months ended March 31, 2025, respectively. These payments were made subsequent to the Greenfield acquisition on February 5, 2025.

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

Equity investments that do not have readily-available market prices utilize valuation models to determine fair value and are classified as Level 3. As of March 31, 2026, the Company had equity investments in three private companies that were valued using a discounted cash flows model with discount rates ranging from 10.5% -12.0% (weighted average 11.4%). As of June 30, 2025, the Company had equity investments in three private companies that were valued using a discounted cash flows model with discount rates ranging from 9.8% - 11.3% (weighted average 10.4%).

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

As of March 31, 2026 and June 30, 2025, investments in private funds include investments in Monomoy UpREIT, Monomoy REIT and MP II, each of which are managed by wholly-owned subsidiaries of the Company, in addition to private funds managed by third-party investment managers. During the three months ended December 31, 2024, $4.0 million of our investment in Monomoy UpREIT was transferred to Monomoy REIT via an in-kind contribution which represents a non-cash transaction. The private funds generally allow redemptions annually with 60-90 days’ notice. There is no set duration for the private funds.

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

Investments at Fair Value, held by the Company

The assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized in the tables below:

	Fair Value as of March 31, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investments	$6,798	$-	$2,876	$9,674
Total assets within the fair value hierarchy	$6,798	$-	$2,876	$9,674
Investments valued at net asset value				$21,734
Total assets				$31,408

	Fair Value as of June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investments	$15,427	$-	$13,374	$28,801
Total assets within the fair value hierarchy	$15,427	$-	$13,374	$28,801
Investments valued at net asset value				$31,813
Total assets				$60,614

There were no transfers between levels of the fair value hierarchy during the three and nine months ended March 31, 2026 and 2025.

The following is a reconciliation of changes in Level 3 assets:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2026	2025	2026	2025

Beginning balance	$11,012	$13,122	$13,374	$5,265
Purchases	-	-	1,000	3,300
Payments	-	64	-	146
Change in fair value	(8,136)	(352)	(11,498)	4,123
Ending balance	$2,876	$12,834	$2,876	$12,834
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(8,136)	$(352)	$(11,498)	$4,123

The following is a reconciliation of changes in Level 3 liabilities:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2026	2025	2026	2025

Beginning balance	$-	$-	$-	$428
Payments	-	-	-	(422)
Change in fair value	-	-	-	(6)
Ending balance	$-	$-	$-	$-

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

See Note 2 - Summary of Significant Accounting Policies for additional details.

Investments at Fair Value, Consolidated Funds

The assets of the Consolidated Funds measured at fair value on a recurring basis are summarized in the tables below:

	Fair Value as of March 31, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets of Consolidated Funds:
Equity investments	$-	$37	$72	$109
Debt securities	-	-	3,845	3,845
Total assets within the fair value hierarchy	$-	$37	$3,917	$3,954
Investments valued at net asset value				$1,567
Total assets				$5,521

	Fair Value as of June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets of Consolidated Funds:
Equity investments	$-	$-	$231	$231
Debt securities	-	3,891	5,208	9,099
Total assets within the fair value hierarchy	$-	$3,891	$5,439	$9,330
Investments valued at net asset value				$4,997
Total assets				$14,327

The following is a reconciliation of changes in fair value of Level 3 assets of Consolidated Funds:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2026	2025	2026	2025

Beginning balance	$4,729	$7,302	$5,439	$7,781
Transfers In(1)	89	158	7	382
Transfers Out(1)	(37)	(731)	(37)	(885)
Purchases	25	155	1,659	859
Sales and Paydowns	(879)	(553)	(3,046)	(1,800)
Net Accretion	6	9	30	19
Change in fair value	(16)	(22)	(135)	(38)
Ending balance	$3,917	$6,318	$3,917	$6,318
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(59)	$(43)	$(249)	$80

(1) Transfers in and out include changes in the observability of inputs used in valuations and pricing transparency.

The following table below presents the ranges of significant unobservable inputs used to value Level 3 assets as of March 31, 2026 and June 30, 2025.

As of March 31, 2026
Investment Type	Fair value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Debt	$3,838	Income Approach	Discount Rate	10.30% - 29.35% (13.98%)
	$7	Broker Quotes		6.08 - 6.08 (6.08)
Total Debt	$3,845

Equity/Other	72	Market Approach	Earnings Multiple	8.25 - 14.06 (9.22)
Total Equity/Other	$72

As of June 30, 2025
Investment Type	Fair value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Debt	$5,064	Income Approach	Discount Rate	9.44% - 25.71% (14.14%)
	144	Recent Transaction
Total Debt	$5,208

Equity/Other	231	Recent Transaction
Total Equity/Other	$231

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

The following tables provide the operating financial results of our operating segments for the three and nine months ended March 31, 2026 and March 31, 2025:

	For the three months ended March 31, 2026
(in thousands)	Alternative Credit	Real Estate	Total Segments	Corporate & Other	Total
Revenues	$1,545	$1,873	$3,418	$-	$3,418
Cost of revenues	-	-	-	-	-
Operating expenses:
Compensation and benefits	1,643	2,850	4,493	814	5,307
Depreciation and amortization	-	251	251	62	313
Selling, general and administrative	313	558	871	897	1,768
Non-operating income/(expenses):
Dividends and interest income	-	7	7	1,159	1,166
Interest expense	-	-	-	(1,033)	(1,033)
Net realized and unrealized loss	-	-	-	(9,873)	(9,873)
Net realized and unrealized gain on investments of Consolidated Funds	-	-	-	94	94
Interest and other income of Consolidated Funds	-	-	-	183	183
Loss before income taxes	(411)	(1,779)	(2,190)	(11,243)	(13,433)
Income tax benefit (expense)	-	27	27	(114)	(87)
Net loss	$(411)	$(1,752)	$(2,163)	$(11,357)	$(13,520)

	For the three months ended March 31, 2025
(in thousands)	Alternative Credit	Real Estate	Total Segments	Corporate & Other	Total
Revenues	$1,768	$1,441	$3,209	$-	$3,209
Cost of revenues	-	(11)	(11)	-	(11)
Operating expenses:
Compensation and benefits	1,596	1,592	3,188	813	4,001
Depreciation and amortization	71	290	361	-	361
Selling, general and administrative	250	595	845	568	1,413
Non-operating income/(expenses):
Dividends and interest income	-	-	-	1,481	1,481
Interest expense	-	-	-	(1,039)	(1,039)
Net realized and unrealized loss	-	-	-	(2,439)	(2,439)
Net realized and unrealized loss on investments of Consolidated Funds	-	-	-	(338)	(338)
Interest and other income of Consolidated Funds	-	-	-	389	389
Loss before income taxes	(149)	(1,025)	(1,174)	(3,327)	(4,501)
Income tax expense	-	-	-	-	-
Net loss	$(149)	$(1,025)	$(1,174)	$(3,327)	$(4,501)

	For the nine months ended March 31, 2026
(in thousands)	Alternative Credit	Real Estate	Total Segments	Corporate & Other	Total
Revenues	$4,619	$12,598	$17,217	$-	$17,217
Cost of revenues	-	6,764	6,764	-	6,764
Operating expenses:
Compensation and benefits	4,648	8,350	12,998	2,465	15,463
Depreciation and amortization	138	767	905	62	967
Selling, general and administrative	1,246	1,799	3,045	2,907	5,952
Non-operating income/(expenses):
Dividends and interest income	-	48	48	3,678	3,726
Interest expense	-	-	-	(3,083)	(3,083)
Net realized and unrealized loss	-	-	-	(24,095)	(24,095)
Net realized and unrealized loss on investments of Consolidated Funds	-	-	-	(3,315)	(3,315)
Interest and other income of Consolidated Funds	-	-	-	828	828
Loss before income taxes	(1,413)	(5,034)	(6,447)	(31,421)	(37,868)
Income tax expense	-	(89)	(89)	(15)	(104)
Net loss	$(1,413)	$(5,123)	$(6,536)	$(31,436)	$(37,972)

	For the nine months ended March 31, 2025
(in thousands)	Alternative Credit	Real Estate	Total Segments	Corporate & Other	Total
Revenues	$6,233	$4,475	$10,708	$-	$10,708
Cost of revenues	-	1,082	1,082	-	1,082
Operating expenses:
Compensation and benefits	4,688	3,908	8,596	2,393	10,989
Depreciation and amortization	204	714	918	-	918
Selling, general and administrative	941	985	1,926	2,321	4,247
Non-operating income/(expenses):
Dividends and interest income	-	-	-	4,606	4,606
Interest expense	-	-	-	(3,097)	(3,097)
Net realized and unrealized gain	-	-	-	3,767	3,767
Net realized and unrealized loss on investments of Consolidated Funds	-	-	-	(89)	(89)
Interest and other income of Consolidated Funds	-	-	-	1,168	1,168
Income (loss) before income taxes	400	(2,214)	(1,814)	1,641	(173)
Income tax expense	-	-	-	-	-
Net income (loss)	$400	$(2,214)	$(1,814)	$1,641	$(173)

Selling, general and administrative includes expenses such as insurance, rent, professional fees and other expenses, along with expenses of the Consolidated Funds.

9. Identifiable Intangible Assets, Net

The following table is a summary of the Company’s intangible assets as of March 31, 2026 and June 30, 2025:

	As of March 31, 2026			As of June 30, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Investment management agreements	$15,264	$(6,422)	$8,842	$15,264	$(5,731)	$9,533
Assembled workforce	1,103	(692)	411	1,103	(632)	471
Customer related	1,610	(123)	1,487	1,610	(43)	1,567
Licenses	450	(34)	416	450	(12)	438
Identifiable intangible assets, net	$18,427	$(7,271)	$11,156	$18,427	$(6,418)	$12,009

During the three and nine months ended March 31, 2026, the Company recorded amortization expense of $0.3 million and $0.9 million, respectively within depreciation and amortization on the condensed consolidated statements of operations. During the three and nine months ended March 31, 2025 the Company recorded amortization expense of $0.3 million and $0.8 million, respectively, within depreciation and amortization on the condensed consolidated statements of operations.

The following table provides the estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter:

(in thousands)	Estimated Future Amortization Expense
Remainder of fiscal year 2026	$278
For the year ending June 30, 2027	1,096
For the year ending June 30, 2028	1,068
For the year ending June 30, 2029	1,045
For the year ending June 30, 2030	1,027
For the year ending June 30, 2031	986
Thereafter	5,656
Total	$11,156

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

In December 2024, a development was completed and the lease commenced. Upon completion, the Company began to depreciate the asset over its expected useful life of 39 years. In September 2025, the Company completed the sale of this property for consideration totaling $7.0 million. During the nine months ended March 31, 2026, the Company recognized depreciation expense totaling approximately $28 thousand in connection with the asset. There was $0.1 million of lease income relating to lease payments for the nine months ended March 31, 2026.

During the three and nine months ended March 31, 2026, the Company capitalized costs of $1.1 million and $4.6 million, respectively, within real estate assets, net on its condensed consolidated balance sheet, representing the development and construction costs directly identifiable with the real estate projects. During the three and nine months ended March 31, 2025, the Company capitalized costs of $1.5 million and $2.8 million, respectively.

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

The Company’s long-term debt is summarized in the following table:

(in thousands)	March 31, 2026	June 30, 2025
GEGGL Notes	$26,945	$26,945
Total principal	$26,945	$26,945
Unamortized debt discounts and issuance costs	(358)	(572)
Long-term debt	26,587	26,373

Deferred financing costs are amortized to interest expense on a straight-line basis over the five-year term of the loan. During the three and nine months ended March 31, 2026, the Company incurred interest expense of $0.6 million and $1.7 million, respectively. During the three and nine months ended March 31, 2025, the Company incurred interest expense of $0.6 million and $1.7 million, respectively. See Note 5 - Related Party Transactions for interest expense on the Monomoy Note. See Note 12 - Convertible Notes for interest expense on Convertible Notes.

The GEGGL Notes include covenants that limit additional indebtedness or the payment of dividends subject to compliance with a net consolidated debt to equity ratio of 2:1. As of March 31, 2026, our net consolidated debt to equity ratio is 0.4:1.0. The fair value of the GEGGL Notes as of March 31, 2026 and 2025 were $26.2 million and $25.7 million, respectively.

12. Convertible Notes

As of March 31, 2026 and June 30, 2025, the total outstanding principal balance of convertible notes due on February 26, 2030 (the Convertible Notes) was $35.9 million and $35.1 million, including cumulative interest paid in-kind. The Convertible Notes are held by a consortium of investors, including $17.4 million issued to certain related parties as of March 31, 2026.

The Convertible Notes accrue interest at 5.0% per annum, payable semiannually in arrears on June 30 and December 31, commencing June 30, 2020, in cash or in kind at the option of the Company. Each $1,000 principal amount of the Convertible Notes are convertible into 288.0018 shares of the Company’s common stock, subject to the terms therein, prior to maturity at the option of the holder. As of March 31, 2026, funds managed by ICAM owned approximately $8.5 million aggregate principal amount of the Convertible Notes, which were convertible into approximately 2,460,115 shares of the Company’s common stock as of such date. Such funds managed by ICAM have agreed to not convert their Convertible Notes into shares of the Company’s common stock prior to November 2026. As of March 31, 2026, Matthew A. Drapkin and funds managed by Northern Right Capital Management, L.P. (Northern Right) owned approximately $8.0 million aggregate principal amount of the Convertible Notes, which were convertible into approximately 2,306,367 shares of the Company's common stock as of such date. Mr. Drapkin and certain funds managed by Northern Right have agreed not to convert its notes into shares of the Company's common stock prior to July 2026. In addition, a third party noteholder, PC Elfun, LLC (PC Elfun), was issued $11.7 million of Convertible Notes which were convertible into approximately 2,961,866 shares of the Company’s common stock as of March 31, 2026, as PC Elfun has agreed not to convert its notes into shares of the Company's common stock if such conversion would cause them to beneficially own in excess of 9.9% of the number of common stock outstanding immediately after giving effect to such conversion.

The Company may, subject to compliance with the terms of the Convertible Notes, effect the conversion of some or all of the Convertible Notes into shares of common stock, subject to certain liquidity and pricing requirements, as specified in the Convertible Notes.

The embedded conversion feature in the Convertible Notes qualifies for the scope exception to derivative accounting in FASB ASC Topic 815, Derivatives and Hedging, for certain contracts involving a reporting entity’s own equity. The Company incurred $1.2 million in issuance costs on the original issuance. The debt issuance costs are being amortized over the 10-year term and are netted with the principal balance on our condensed consolidated balance sheets. As of March 31, 2026 and June 30, 2025, the remaining balance of unamortized debt issuance costs was $0.4 million and $0.5 million, respectively.

During the three and nine months ended March 31, 2026, the Company incurred interest expense of $0.5 million and $1.4 million, respectively, related to the Convertible Notes, inclusive of non-cash interest related to amortization of debt issuance costs. During the three and nine months ended March 31, 2025, the Company incurred interest expense of $0.5 million and $1.4 million, respectively, related to the Convertible Notes.

13. Earnings per Share

The following table presents the calculation of basic and diluted net income (loss) per share:

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands except per share amounts)	2026	2025	2026	2025
Numerator:
Net loss attributable to Great Elm Group, Inc. stockholders	$(13,724)	$(4,497)	$(36,508)	$(682)
Effect of dilutive securities:
Interest expense associated with Convertible Notes	$-	$-	-	-
Numerator for diluted EPS - Net loss attributable to Great Elm Group, Inc. stockholders after the effect of dilutive securities	$(13,724)	$(4,497)	$(36,508)	$(682)
Denominator:
Denominator for basic EPS - Weighted average shares of common stock outstanding	30,763	26,915	30,451	28,000
Effect of dilutive securities:
Restricted stock	-	-	-	-
Convertible Notes	-	-	-	-
Denominator for diluted EPS - Weighted average shares of common stock outstanding after the effect of dilutive securities	30,763	26,915	30,451	28,000
Net loss attributable to stockholders per share
Basic	$(0.45)	$(0.17)	$(1.20)	$(0.02)
Diluted	$(0.45)	$(0.17)	(1.20)	(0.02)

The following table details the securities that have been excluded from the above computation of weighted-average number of shares for diluted EPS, because the effect would be anti-dilutive.

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2026	2025	2026	2025
Restricted stock	190	270	341	741
Convertible Notes	10,351	10,478	10,267	10,392
Total Anti-Dilutive Securities	10,541	10,748	10,608	11,133

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

15. Share-Based and Other Non-Cash Compensation

Restricted Stock Awards and Restricted Stock Units

The following table presents activity related to the Company’s restricted stock awards and restricted stock units for the nine months ended March 31, 2026:

Restricted Stock Awards and Restricted Stock Units	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2025	1,077	$1.93
Granted	1,173	2.59
Vested	(751)	2.13
Forfeited	-	-
Outstanding at March 31, 2026	1,499	$2.34

Restricted stock awards and restricted stock units have vesting terms between 1-4 years and are subject to service requirements. During the nine months ended March 31, 2026, the Company granted 1,172,954 restricted stock awards and did not grant any shares of restricted stock units.

Stock Options

The following table presents activity related to the Company’s stock options for the nine months ended March 31, 2026:

Stock Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2025	3,006	$2.57	6.00	$-
Forfeited, cancelled or expired	(176)	3.60	-	-
Outstanding at March 31, 2026	2,830	$2.50	5.48	$-
Exercisable at March 31, 2026	830	$3.60	1.54	$-

Stock-Based Compensation Expense

Stock-based compensation expense related to all restricted stock awards, restricted stock units, and stock options totaled $0.6 million and $1.8 million for the three and nine months ended March 31, 2026, respectively. Stock-based compensation expense related to all restricted stock awards, restricted stock units, and stock options totaled $0.5 million and $1.5 million for the three and nine months ended March 31, 2025, respectively. As of March 31, 2026, the Company had unrecognized compensation costs related to all unvested restricted stock awards and stock options totaling $3.0 million.

Non-Employee Director Deferred Compensation Plan

In December 2020, the Company established the Great Elm Group, Inc. Non-Employee Directors Deferred Compensation Plan allowing non-employee directors to defer their cash and/or equity compensation under a non-revocable election for each calendar year. Such compensation is deferred until the earlier of 3 years from the original grant date of such compensation, termination of service, or death, and is payable in common stock shares. As of March 31, 2026, there were no restricted stock awards and restricted stock units that were deferred under this plan (and thus included in the number of restricted stock awards and restricted stock units outstanding as of that date).

Other Non-Cash Compensation

During the years ended June 30, 2025, 2024 and 2023 the Company issued compensation to certain employees in the form of GECC common shares to be settled with GECC shares currently held by the Company. The total value of GECC shares awarded for the nine months ended March 31, 2026 was $1.0 million, of which $0.3 million vested immediately, and the balance will vest annually pro-rata over two and three-year periods. Related compensation expense was $0.5 million for the nine months ended March 31, 2026. The total value of GECC shares awarded for the nine months ended March 31, 2025 was $1.3 million, of which $0.3 million vested immediately, and the balance will vest annually pro-rata over two and three-year periods. Related compensation expense was $0.3 million and $1.2 million for the three and nine months ended March 31, 2025, respectively.

During the years ended June 30, 2025, 2024 and 2023, the Company issued compensation to certain employees in the form of restricted membership interest rights in MP II to be settled with the membership interest currently held by the Company. The total value of the MP II restricted membership interests awarded for the years ended June 30, 2025, 2024 and 2023 was $0.8 million, which vest on the third anniversary of the grant date. Related compensation expense was $0.1 million and $0.3 million, respectively, for the three and nine months ended March 31, 2026. Related compensation expense was $0.1 million and $0.2 million, respectively, for the three and nine months ended March 31, 2025.

During the year ended June 30, 2025, the Company issued compensation to certain employees in the form of restricted membership interest rights in Monomoy REIT to be settled with the membership interest currently held by the Company. The total value of the Monomoy REIT restricted membership interests awarded for the year ended June 30, 2025 was $0.5 million, which will vest on the fifth anniversary of the grant date. Related compensation expense was $0.1 million and $0.2 million for the three and nine months ended March 31, 2026. Related compensation expense was $25 thousand and $25 thousand, respectively, for the three and nine months ended March 31, 2025.

16. Income Taxes

As of June 30, 2025, the Company had net operating loss (NOL) carryforwards for federal income tax purposes of approximately $8.6 million, of which approximately $1.5 million will expire in fiscal year 2038 if unutilized and $7.1 million can be carried forward indefinitely. As of June 30, 2025, the Company also had $8.6 million of state NOL carryforwards, principally in Massachusetts, that will expire from 2037 to 2045.

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

.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

GEG is a publicly-traded alternative asset management company focused on growing a scalable and diversified portfolio of long-duration and permanent capital vehicles across credit, real estate, specialty finance, and other alternative strategies. GEG and its subsidiaries currently manage GECC, a publicly-traded BDC, and Monomoy UpREIT, an Industrial Outdoor Storage (IOS) focused real estate investment trust, in addition to other investment vehicles. The combined assets under management of these entities at March 31, 2026 was approximately $744 million.

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

Results of Operations

The following table provides the results of our consolidated operations:

	For the three months ended March 31,			For the nine months ended March 31,
(in thousands)	2026	Percent Change	2025	2026	Percent Change	2025
Revenues	$3,418	7%	$3,209	$17,217	61%	$10,708
Cost of Revenues	-	(100)%	(11)	6,764	NM*	1,082
Operating costs and expenses:
Compensation and benefits	5,307	33%	4,001	15,463	41%	10,989
Selling, general and administrative	1,591	14%	1,394	5,734	36%	4,207
Depreciation and amortization	313	(13)%	361	967	5%	918
Expenses of Consolidated Funds	177	NM	19	218	NM*	40
Total operating costs and expenses	7,388		5,775	22,382		16,154
Operating loss	(3,970)		(2,555)	(11,929)		(6,528)
Other (expense) income:
Interest expense	(1,033)	(1)%	(1,039)	(3,083)	(0)%	(3,097)
Other (expense) income, net	(8,430)	*NM	(907)	(22,856)	NM*	9,452
Total other (expense) income, net	(9,463)		(1,946)	(25,939)		6,355
Loss before income taxes	(13,433)		(4,501)	(37,868)		(173)
Income tax expense	(87)	0%	-	(104)	0%	-
Net loss	$(13,520)		$(4,501)	$(37,972)		$(173)

*NM - not meaningful

Revenue

Revenues for the three months ended March 31, 2026 decreased $0.2 million as compared to the three months ended March 31, 2025, driven by a decrease in Incentive Fees from the corresponding prior year period.

Revenues and cost of revenues for the nine months ended March 31, 2026 increased $6.5 million and $5.7 million, respectively, as compared to the nine months ended March 31, 2025, primarily due to an increase in Real Estate property sales revenues and related cost of revenues due to a September 2025 property sale. The increase in revenues were partially offset by a reduction in Incentive fees of $1.6 million and an increase in Project management fees of $1.3 million compared to the prior year period.

Operating Costs and Expenses

Compensation and benefits expenses for the three months ended March 31, 2026 increased $1.3 million as compared to the corresponding prior year period primarily driven by increased personnel due to the Greenfield acquisition. Selling, general and administrative expenses for the three months ended March 31, 2026 increased $0.2 million as compared to the corresponding prior year period, which was mainly attributable to an increase in state franchise tax expense and other miscellaneous selling, general and administrative expenses.

Compensation and benefits expenses for the nine months ended March 31, 2026 increased $4.5 million as compared to the corresponding prior year period primarily driven by increased personnel due to the Greenfield acquisition. Selling, general and administrative expenses for the nine months ended March 31, 2026 increased $1.5 million as compared to the corresponding prior year period, which was mainly attributable to an increase in accounting and tax consulting fees, along with an increase in selling, general and administrative expenses due to the acquisition of Greenfield.

Other Income (Expense)

Other income (expense), net includes dividend and interest income and net realized and unrealized gains and losses. For the three months ended March 31, 2026, net realized and unrealized loss increased $7.4 million as compared to the corresponding prior year period primarily driven by notable unrealized losses being recognized on our three special purpose vehicles in the current year period, along with a significant reduction in stock price for another of our investments during the current year period. For the three months ended March 31, 2026, dividend income decreased $0.2 million as compared to the corresponding prior year period, primarily driven by a decrease in the dividend rate per share held on one of our investments in the current period compared to the dividend rate per share held on one of our investments in the prior year period. For the three months ended March 31, 2026, interest income decreased $0.1 million as compared to the corresponding prior year period, as interest income was earned in the prior year on a loan which was fully paid down in the current year,

Other income (expense), net includes dividend and interest income and net realized and unrealized gains and losses. For the nine months ended March 31, 2026, net realized and unrealized gains decreased $27.9 million to a net realized and unrealized loss as compared to the corresponding prior year period due to notable unrealized losses being recognized on our three special purpose vehicles in the current year period, as opposed to unrealized gains on these special purpose vehicles in the prior year period, along with a significant reduction in stock price for another one of our investments during the current year period, as opposed to an increase in stock price for this investment in the prior year period. Further, a notable unrealized loss was recognized on one of our investments in a private fund in the current year period as opposed to an unrealized gain on this investment in the prior year period. For the nine months ended March 31, 2026, interest income decreased $0.5 million as compared to the corresponding prior year period, due to changes in the investment portfolio shifting away from interest earning marketable securities into other strategic private investments. For the nine months ended March 31, 2026, dividend income decreased $0.4 million as compared to the corresponding prior year period, primarily driven by a decrease in the dividend rate per share held on one of our investments in the current period compared to the dividend rate per share held on one of our investments in the prior year period.

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

Alternative Credit Segment

The following table provides the results of our Alternative Credit segment:

	For the three months ended March 31,			For the nine months ended March 31,
(in thousands)	2026	Percent Change	2025	2026	Percent Change	2025
Revenues	$1,545	(13)%	$1,768	$4,619	(26)%	$6,233
Operating costs and expenses:
Compensation and benefits	1,643	3%	1,596	4,648	(1)%	4,688
Selling, general and administrative	313	25%	250	1,246	32%	941
Depreciation and amortization	-	(100)%	71	138	(32)%	204
Total operating costs and expenses	1,956		1,917	6,032		5,833
Operating (loss) income	(411)		(149)	(1,413)		400
Other income:
Interest expense	-	0%	-	-	0%	-
Other income, net	-	0%	-	-	0%	-
Total other income, net	-		-	-		-
(Loss) income before income taxes	(411)		(149)	(1,413)		400
Income tax expense	-	0%	-	-	0%	-
Net (loss) income	$(411)		$(149)	$(1,413)		$400

Alternative Credit Revenue

Alternative Credit Revenues for the three months ended March 31, 2026 decreased $0.2 million as compared to the three months ended March 31, 2025 due to a $0.4 million reduction in Management Fee and Incentive Fee revenue compared to the prior year period. This reduction was partially offset by a $0.2 million increase in Administration Fee revenue in the current year period compared to the corresponding prior year period.

Alternative Credit Revenues for the nine months ended March 31, 2026 decreased $1.6 million as compared to the nine months ended March 31, 2025 primarily due to a reduction in Incentive Fee revenue compared to the prior year period.

Alternative Credit Expenses

Alternative Credit compensation and benefits expense increased $47 thousand for the three months ended March 31, 2026 as compared to the corresponding prior year period primarily driven by an increase in personnel which was offset by a decrease in non-cash compensation expense due to a decline in the price of GECC common shares during the current period compared to the prior year period. Alternative Credit segment selling, general and administrative expenses increased $0.1 million as compared to the three months ended March 31, 2025 primarily driven by an increase in miscellaneous general and administrative expenses.

Alternative Credit compensation and benefits expense remained flat for the nine months ended March 31, 2026 as compared to the corresponding prior year period. Alternative Credit segment selling, general and administrative expenses increased $0.3 million as compared to the nine months ended March 31, 2025 primarily driven by an increase in software expense and other miscellaneous general and administrative expenses.

.

Real Estate Segment

The following table provides the results of our Real Estate segment:

	For the three months ended March 31,			For the nine months ended March 31,
(in thousands)	2026	Percent Change	2025	2026	Percent Change	2025
Revenues	$1,873	30%	$1,441	$12,598	182%	$4,475
Cost of Revenues	-	(100)%	(11)	6,764	NM*	1,082
Operating costs and expenses:
Compensation and benefits	2,850	79%	1,592	8,350	114%	3,908
Selling, general and administrative	558	(6)%	595	1,799	83%	985
Depreciation and amortization	251	(13)%	290	767	7%	714
Total operating costs and expenses	3,659		2,477	10,916		5,607
Operating loss	(1,786)		(1,025)	(5,082)		(2,214)
Other income:
Interest expense	-	0%	-	-	0%	-
Other income, net	7	0%	-	48	0%	-
Total other income, net	7		-	48		-
Loss before income taxes	(1,779)		(1,025)	(5,034)		(2,214)
Income tax benefit (expense)	27	0%	-	(89)	0%	-
Net loss	$(1,752)		$(1,025)	$(5,123)		$(2,214)

*NM - not meaningful

Real Estate Revenue

Real Estate revenues for the three months ended March 31, 2026 increased $0.4 million as compared to the three months ended March 31, 2025 due to an increase in revenue related to our construction business which was acquired during the three months ended March 31, 2025.

Real Estate revenues for the nine months ended March 31, 2026 increased $8.1 million as compared to the nine months ended March 31, 2025 primarily due to a property sale occurring in September 2025. Related costs of revenues for the nine months ended March 31, 2026 increased by $5.7 million compared to the nine months ended March 31, 2025 due to this sale. Further, $1.8 million of revenue was recognized in the nine months ended March 31, 2026 related to our construction business, compared to $0.3 million in the corresponding prior year period due to the growth in construction business from Greenfield acquisition that occurred in February 2025.

Real Estate Expenses

Real Estate segment compensation and benefits expenses for the three months ended March 31, 2026 increased $1.3 million as compared to the corresponding prior year period driven by increased personnel expense due to the Greenfield acquisition.

Real Estate segment compensation and benefits expenses for the nine months ended March 31, 2026 increased $4.4 million as compared to the corresponding prior year period driven by increased personnel expense due to the Greenfield acquisition. Real Estate segment selling, general and administrative expenses increased $0.8 million for the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025 primarily due to increased accounting, insurance, software and other expenses due to increased activity at these entities and the Greenfield acquisition. Depreciation and amortization increased $53 thousand for the nine months ended March 31, 2026, as compared to the corresponding prior year period due to amortization of intangible assets related to the Greenfield acquisition.

Corporate & Other

The following table provides the results of Corporate & Other:

	For the three months ended March 31,			For the nine months ended March 31,
(in thousands)	2026	Percent Change	2025	2026	Percent Change	2025
Operating costs and expenses:
Compensation and benefits	$814	0%	$813	$2,465	3%	$2,393
Selling, general and administrative	720	31%	549	2,689	18%	2,281
Depreciation and amortization	62	0%	-	62	0%	-
Expenses of Consolidated Funds	177	NM	19	218	NM*	40
Total operating costs and expenses	1,773		1,381	5,434		4,714
Operating loss	(1,773)		(1,381)	(5,434)		(4,714)
Other income (expense):
Interest expense	(1,033)	(1)%	(1,039)	(3,083)	(0)%	(3,097)
Other (expense) income, net	(8,437)	*NM	(907)	(22,904)	NM*	9,452
Total other (expense) income, net	(9,470)		(1,946)	(25,987)		6,355
(Loss) income before income taxes	(11,243)		(3,327)	(31,421)		1,641
Income tax expense	(114)	0%	-	(15)	0%	-
Net (loss) income	$(11,357)		$(3,327)	$(31,436)		$1,641

*NM - not meaningful

Corporate & Other Operating Costs and Expenses

Compensation and benefits expenses related to Corporate & Other for the three months ended March 31, 2026 remained flat as compared to the corresponding prior year period. Selling, general and administrative expenses increased $0.2 million as compared to the corresponding prior year period which was mainly attributable to an increase in state franchise tax expense.

Compensation and benefits expenses related to Corporate & Other for the nine months ended March 31, 2026 increased $0.1 million as compared to the corresponding prior year period due to an increase in stock based compensation expense due to increase in stock price compared to the prior year period.

Corporate & Other Expenses - Other Income and Expenses

For the three months ended March 31, 2026, net realized and unrealized loss increased $7.4 million compared to the corresponding prior year period primarily driven by notable unrealized losses being recognized on our three special purpose vehicles in the current year period, along with a significant reduction in stock price for another of our investments during the current year period. For the three months ended March 31, 2026, dividend income decreased $0.2 million as compared to the corresponding prior year period, primarily driven by a decrease in the dividend rate per share held in the current period compared to the dividend rate per share held in the prior year period. For the three months ended March 31, 2026, interest income decreased $0.1 million as compared to the corresponding prior year period, as interest income was earned in the prior year on a loan which was fully paid down in the current year.

For the nine months ended March 31, 2026, net realized and unrealized gains decreased $27.9 million to a net realized and unrealized loss as compared to the corresponding prior year period due to notable unrealized losses being recognized on our three special purpose vehicles in the current year period, as opposed to unrealized gains on these special purpose vehicles in the prior year period, along with a significant reduction in stock price for another one of our investments during the current year period, as opposed to an increase in stock price for this investment in the prior year period. Further, a notable unrealized loss was recognized on one of our investments in a private fund in the current year period as opposed to an unrealized gain on this investment in the prior year period. For the nine months ended March 31, 2026, interest income decreased $0.5 million as compared to the corresponding prior year period, due to changes in the investment portfolio shifting away from interest earning marketable securities into other strategic private investments. For the nine months ended March 31, 2026, dividend income decreased $0.4 million as compared to the corresponding prior year period, primarily driven by a decrease in the dividend rate per share held on one of our investments in the current period compared to the dividend rate per share held on one of our investments in the prior year period.

Liquidity and Capital Resources

Cash Flows

Net cash from operating activities increased $18.9 million, from net cash used of $11.2 million for the nine months ended March 31, 2025 to net cash provided of $7.8 million for the nine months ended March 31, 2026, driven by proceeds from sale of real estate in September 2025 and changes in operating assets and liabilities period-over-period.

Net cash from investing activities increased $12.8 million, from net cash used of $0.8 million for the nine months ended March 31, 2025 to net cash provided of $12.0 million for the nine months ended March 31, 2026, driven by settlement of related party loan receivable and net sales of investments for the nine months ended March 31, 2026.

Net cash from financing activities increased $1.4 million, from net cash used of $6.2 million for the nine months ended March 31, 2025 to net cash used of $4.8 million for the nine months ended March 31, 2026, driven by distributions and redemptions of non-controlling interests in Consolidated Funds during the nine months ended March 31, 2026. These were partially offset by proceeds from issuance of common stock during the nine months ended March 31, 2026.

Financial Condition

As of March 31, 2026, we had an unrestricted cash balance of $45.5 million, as compared to an unrestricted cash balance of $30.6 million as of June 30, 2025. We also held 1,356,125 shares of GECC common stock with an estimated fair value of $6.8 million as of March 31, 2026, as compared to 1,438,079 shares of GECC common stock with an estimated fair value of $15.3 million as of June 30, 2025. We believe we have sufficient liquidity available to meet our short-term and long-term obligations.

Borrowings

As of March 31, 2026, the Company had $26.9 million in outstanding aggregate principal amount of the GEGGL Notes. The GEGGL Notes are due on June 30, 2027, and interest is paid quarterly. The GEGGL Notes include covenants that limit additional indebtedness or the payment of dividends in the event that our net consolidated debt to equity ratio is, or would be on a pro forma basis, greater than 2 to 1. In addition, if our net consolidated debt to equity ratio is greater than 2 to 1 at the end of any calendar quarter, we must retain no less than 10% of our excess cash flow as cash and cash equivalents until such time as our net consolidated debt to equity ratio is less than 2 to 1 at the end of a calendar quarter.

As of March 31, 2026, the Company had $35.9 million principal balance in outstanding Convertible Notes (including cumulative interest paid in-kind) held by a consortium of investors, including related parties, that accrue interest at 5.0% per annum, payable semiannually in arrears on June 30 and December 31, in cash or in-kind at the option of the Company. The Convertible Notes are due on February 26, 2030, but are convertible at the option of the holders, subject to the terms therein, prior to maturity into shares of our common stock. Upon conversion of any note, the Company will pay or deliver, as the case may be, to the noteholder, in respect of each $1,000 principal amount of notes being converted, shares of common stock equal to the conversion rate in effect on the conversion date, together with cash, if applicable, in lieu of delivering any fractional share of common stock. To date, all interest on these instruments has been paid in-kind.

Critical Accounting Policies

During the nine months ended March 31, 2026 we did not make material changes in our critical accounting policies or underlying assumptions as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 as it relates to normal and recurring transactions. Critical accounting policies and estimates are those that require management’s most difficult, subjective or complex judgments and would therefore be deemed the most critical to an understanding of our results of operations and financial condition.

Recent Accounting Developments

See discussion of Recent Accounting Developments in Note 2 of the accompanying condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the market risks discussed in Item 7A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Item 4. Controls and Procedures.

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that the information we are required to disclose in reports that we file under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting for the quarter ended March 31, 2026, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In December 2025, the Company adopted a Rule 10b5-1 plan under the Exchange Act authorizing us to repurchase up to 4,000,000 shares of our common stock in open market transactions through the close of business on the second full trading day following the filing with the SEC of the Company's Form 10-Q for the quarter ended December 31, 2025 unless extended or terminated by our Board. This Rule 10b5-1 plan expired on February 6, 2026.

In March 2026, the Company adopted a Rule 10b5-1 plan under the Exchange Act authorizing us to repurchase up to 5,000,000 shares of our common stock in open market transactions through the close of business on the second full trading day following the filing with the SEC of the Company's Form 10-Q for the quarter ended March 31, 2026 unless extended or terminated by our Board.

In April 2026, the Board authorized an increase in the Company’s stock repurchase plan from $25 million to $40 million. Such repurchases may be accomplished through a Rule 10b5-1 plan, which sets certain restrictions on the method, timing, price and volume of share repurchases. The repurchase program does not obligate the Company to acquire any specific number of shares. As of May 4, 2026, approximately $25 million remained available to repurchase shares under the program.

The following table summarizes common stock repurchases during the three months ended March 31, 2026:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of 10b5-1 Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2026	17,450	$2.44	17,450	-
February 1-28, 2026	322,967	2.02	5,000	-
March 1-31, 2026	1,030,930	2.01	72,819	4,927,181
Total	1,371,347	$2.04	95,269

(1) All shares were purchased in open market transactions.

Item 5. Other Information.

During the quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of GEG adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

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

101

Materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in inline Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related Notes to the Condensed Consolidated Financial Statements, tagged in detail (furnished herewith).

104	The cover page from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in inline XBRL (included as Exhibit 101).

*Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT ELM GROUP, INC.

Date: May 6, 2026	/s/ Jason W. Reese
Jason W. Reese
Chief Executive Officer & Chairman

Date: May 6, 2026	/s/ Keri A. Davis
Keri A. Davis
Chief Financial Officer & Chief Accounting Officer