Form 10-K
period 2026-06-30
Great Elm Group, Inc.
filed 2026-08-26
CIK 1831096

cc

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on December 31, 2025, was $30,268,395. This number does not include shares of common stock held by our investors Imperial Capital Asset Management, LLC and Northern Right Capital Management, L.P. and persons who are directors or executive officers.

The number of shares of the Registrant’s common stock outstanding as of August 20, 2026 was 31,094,890.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the annual meeting of stockholders of the Registrant, to be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended June 30, 2026, are incorporated by reference into Part III of this report.

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

We decided to invest in the asset management business because of our assessment of its ability to generate recurring free cash flows, its growth prospects and our Board of Directors’ (our Board) and employees’ industry expertise. GECM, our wholly-owned registered investment adviser subsidiary, is an investment adviser providing investment management services to GECC, as well as other private funds. MCRE, another wholly-owned subsidiary, provides investment management services to Monomoy UpREIT. The combined assets under management of these entities at June 30, 2026 was approximately $770.6 million.

GECC was established in 2016 and it elected to be treated as a business development company (BDC) under the Investment Company Act of 1940, as amended (the Investment Company Act). We own approximately 9.8% of GECC’s shares as of June 30, 2026. We earn dividends from these shares and may sell them to redeploy our capital in higher yielding opportunities.

Monomoy UpREIT is the operating partnership of Monomoy Properties REIT, LLC. Monomoy Properties REIT, LLC was formed in 2014 with the purpose of building an industry-leading single-tenant Industrial Outdoor Storage (IOS) focused portfolio specializing in net leased assets, specifically Class B & C warehouse, distribution & light manufacturing assets. We acquired the investment management agreement of Monomoy UpREIT in May 2022. We own approximately 3.3% of Monomoy UpREIT and approximately 3.6% of Monomoy Properties REIT, LLC.

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

Monomoy Construction Services, LLC (MCS), our wholly owned subsidiary, is an integrated, full-service construction business. MCS is dedicated to serving our various real estate businesses, as well as expanding its third-party consulting business.

As part of its build-to-suit development initiatives, Monomoy BTS Corporation (MBTS), our wholly owned subsidiary, purchases certain land parcels. Contemporaneously with the land purchases, MBTS enters into commercial lease agreements, as a lessor, in respect to the land parcels and build-to-suit improvements to be constructed thereon. The leases commence upon substantial completion of the build-to-suit developments. The Company intends to sell the land and improvements with the attached leases at, or subsequent to, the respective lease commencement date.

As of June 30, 2026, we had $13.4 million of net operating loss carryforwards for federal income tax purposes and $14.0 million of net operating loss carryforwards for state income tax purposes.

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

Employees

We had 52 employees as of June 30, 2026.

Information about Great Elm on the Internet

We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at https://www.greatelmgroup.com/investors/ when such reports are available on the SEC’s website. We use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.

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

Additionally, disruptions in the financial markets in recent years as a result of a variety of factors, including regional bank instability, high inflation and interest rates and tariffs and trade tensions, have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the financial markets, and led to general volatility in the financial markets, including with respect to market prices of publicly traded investments and asset valuations, higher construction costs, availability of construction financing, declining property values and weakened rental demand. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments. As a result, we may experience additional losses on our investments. Decreases in the market values of investments held within the underlying portfolios of managed funds could also lead to decreases in asset-based fee revenues.

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

We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. The increased use of smartphones, tablets and other mobile devices as well as cloud computing may also heighten these and other operational risks. We and our third-party providers are or may be the subject of attempted unauthorized access, computer viruses and malware, and cyberattacks designed to disrupt or degrade service or cause other damage and denial of service. Cyberattacks and other cyber incidents are occurring more frequently, are constantly evolving in nature, are becoming more sophisticated and are being carried out by groups and individuals (including criminal hackers, hacktivists, state-sponsored actors, criminal and terrorist organizations, individuals or groups participating in organized crime and insiders), as well as agents powered by artificial intelligence, with a wide range of expertise and motives (including monetization of corporate, payment or other internal or personal data, theft of computing resources, financial fraud, operational disruption, theft of trade secrets and intellectual property for competitive advantage and leverage for political, social, economic and environmental reasons). Such cyberattacks and cyber incidents can take many forms including cyber extortion, denial of service, social engineering, such as impersonation attempts to fraudulently induce employees or others to disclose information or unwittingly provide access to systems or data, introduction of viruses or malware, such as ransomware through phishing emails, website defacement or theft of passwords and other credentials, unauthorized use of computing resources for digital currency mining and business email compromises. There can be no assurance that such unauthorized access or cyber incidents will not occur in the future, and they could occur more frequently and on a larger scale. Legal liability arising from such risks could be significant and may harm our business. Many aspects of our business involve substantial risks of liability. Any failure of our systems, including from cyberattacks, cyber incidents or other reasons, could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

Moreover, the revenue we earn from management, incentive and/or administration fees under the IMAs is driven in part by the value of the assets under management at our pooled investment vehicles. If the value of assets under management at any of our pooled investment vehicles declines for any reason, the amount of fees we earn would also decline, which would have an adverse impact on our business, results of operations, cash flows and financial condition. In addition, the pooled investment vehicles we manage may, at their direction, alter their investment strategies, asset allocations, or risk profiles, any of which could result in changes that consequently reduce the management fees, incentive fees, or other revenues we earn from those vehicles. The historical performance of our pooled investment vehicles should not be considered indicative of future results.

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

We have only recently entered the construction management business. In February 2025, we acquired certain assets of Greenfield CRE (Greenfield), a construction management company, which is a new business line for us. Although the Greenfield team became employees of our indirect wholly owned subsidiary, Monomoy Construction Services, LLC (MCS), in connection with the transaction, we do not have prior experience in the construction management industry and as a result, we may not be able to operate the business effectively.

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

Our common stockholders may experience significant dilution upon the issuance of common stock on exercise of warrants. The issuance of common stock on exercise of warrants will dilute the ownership interests of existing holders of shares of our common stock, which could cause the price of our common stock to decline, and further concentrate ownership in certain related parties. The holder of the Series A warrant has the right to buy 1,000,000 shares of common stock at an exercise price of $3.50 per share any time on or after August 27, 2026. The holder of Series B warrant has the right to buy 1,000,000 shares of common stock at an exercise price of $5.00 per share any time on or after August 27, 2028. We cannot predict or accurately forecast the total amount of shares of common stock that ultimately may be issued under the warrants. Further, the perception of these sales or issuances, could impair our ability to raise additional capital through the sale of our equity securities.

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

In May 2024, the SEC adopted amendments to Regulation S-P, which, beginning in June 2026, requiring certain investment companies and SEC-registered investment advisers, including GECM, to adopt written policies and procedures for incident response programs to address unauthorized access to, or use of, customer information, including providing notice to certain individuals affected by any such incident. With the SEC particularly focused on cybersecurity, we expect increased scrutiny of our and GECM’s policies and systems designed to manage cybersecurity risks and related disclosures.

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

Item 2. Properties.

We currently lease office space for our principal executive office in Palm Beach Gardens, Florida. We lease additional office space in Boston, Massachusetts, which is non-cancellable through November 2029, and Charleston, South Carolina, which has a lease expiration date in September 2029.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the trading symbol “GEG”.

Record Holders

As of August 20, 2026, there were 51 record holders of our common stock.

Dividends

We do not currently intend to pay dividends on our common stock. The payment of dividends in the future is subject to legally available funds and the discretion of our Board and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that our Board may deem to be relevant.

Restrictions on Ownership

We have NOL carryforwards and other tax attributes, the amount and availability of which are subject to qualifications, limitations and uncertainties. In order to reduce the possibility that certain changes in ownership could result in limitations on the use of our tax attributes, our certificate of incorporation contains provisions which generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of 5% or more of the outstanding shares of common stock and the ability of persons or entities now owning 5% or more of the outstanding shares of common stock from acquiring additional common shares. We also have the Tax Rights Plan that restricts ownership of 4.99% or more of our outstanding shares of common stock. Persons that owned more than 4.99% of our common stock when the Tax Rights Plan was adopted were grandfathered as to their then-current holdings of our common stock. Our Board has granted limited waivers to certain investors to own more than 4.9% of our common stock, including funds managed by Northern Right Capital Management, L.P. (Northern Right), Imperial Capital Asset Management, LLC (ICAM), PC Elfun LLC (PC Elfun) and Woodstead Value Fund LP (Woodstead). As of August 20, 2026, Northern Right and its affiliates, ICAM and its affiliates, PC Elfun, and Woodstead own approximately 17.4%, 20.5%, 11.1%, and 15.7%, respectively, of the outstanding shares of our common stock. Ownership information is based on information in publicly available filings.

Stock Purchases

The following table summarizes common stock repurchases during the three months ended June 30, 2026:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of 10b5-1 Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2026	60,595	$1.99	60,595	4,866,586
May 1-31, 2026	53,191	2.14	11,773	-
June 1-30, 2026	150,994	2.23	-	5,000,000
Total	264,780	$2.16	72,368

(1) All shares were purchased in open market transactions.

In July 2025, the Board authorized an increase in the Company’s stock repurchase plan from $20 million to $25 million. Such repurchases may be accomplished through a Rule 10b5-1 plan, which sets certain restrictions on the method, timing, price and volume of share repurchases. The repurchase program does not obligate the Company to acquire any specific number of shares.

In April 2026, the Board authorized an increase in the Company’s stock repurchase plan from $25 million to $40 million. Such repurchases may be accomplished through a Rule 10b5-1 plan, which sets certain restrictions on the method, timing, price and volume of share repurchases. The repurchase program does not obligate the Company to acquire any specific number of shares. As of August 24, 2026, approximately $24 million remained available to repurchase shares under the program.

In May 2026, the Company adopted a Rule 10b5-1 plan under the Exchange Act authorizing us to repurchase up to 5,000,000 shares of our common stock in open market transactions through the close of business on the second full trading day following the filing with the SEC of the Company's Form 10-K for the fiscal year ending June 30, 2026 unless extended or terminated by our Board.

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

Overview

GEG is a publicly-traded alternative asset management company focused on growing a scalable and diversified portfolio of long-duration and permanent capital vehicles across credit, real estate, specialty finance, and other alternative strategies. GEG and its subsidiaries currently manage GECC, a publicly-traded BDC, and Monomoy UpREIT, an Industrial Outdoor Storage (IOS) focused real estate investment trust, in addition to other investment vehicles. The combined assets under management of these entities at June 30, 2026 was approximately $770.6 million.

GEG continues to explore other investment management opportunities, as well as opportunities in other areas that it believes provide attractive risk-adjusted returns on invested capital. As of the date of this report, GEG had no unfunded binding commitments to make additional investments.

As part of its build-to-suit development initiatives, MBTS purchases certain land parcels. Contemporaneously with the land purchases, MBTS enters into commercial lease agreements, as a lessor, in respect to the land parcels and build-to-suit improvements to be constructed thereon. The leases commence upon substantial completion of the build-to-suit developments. The Company intends to sell the land and improvements with the attached leases at, or subsequent to, the respective lease commencement date. During the year ended June 30, 2026, GEG capitalized development costs of $6.5 million attributed to the cost of land and development and construction costs directly identifiable with the real estate projects.

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

Results of Operations

The following table provides the consolidated results of our operations:

	For the twelve months ended June 30,
(in thousands)	2026	Percent Change	2025
Revenues	$27,776	70%	$16,316
Cost of Revenues	13,248	NM*	1,082
Operating costs and expenses:
Compensation and benefits	19,582	27%	15,478
Selling, general and administrative	7,433	15%	6,451
Depreciation and amortization	1,299	4%	1,249
Expenses of Consolidated Funds	224	NM*	59
Total operating costs and expenses	28,538		23,237
Operating loss	(14,010)		(8,003)
Other (expense) income:
Interest expense	(4,106)	(1)%	(4,157)
Other (expense) income, net	(19,168)	NM*	27,796
Total other (expense) income, net	(23,274)		23,639
(Loss) income before income taxes	(37,284)		15,636
Income tax benefit (expense)	376	NM*	(86)
Net (loss) income	$(36,908)		$15,550

*NM - not meaningful

Revenues and Cost of Revenues

Revenues and cost of revenues for the year ended June 30, 2026 increased $11.5 million and $12.2 million, respectively, as compared to the year ended June 30, 2025, primarily due to an increase in Real Estate property sales revenues and related cost of revenues due to September 2025 and June 2026 property sales. The increase in revenues were partially offset by a reduction in incentive fees of $4.1 million and an increase in project management fees of $1.3 million compared to the prior year period.

Operating Costs and Expenses

Compensation and benefits expenses for the year ended June 30, 2026 increased $4.1 million as compared to the corresponding prior year period primarily driven by increased personnel due to the Greenfield Acquisition. Selling, general and administrative expenses for the year ended June 30, 2026 increased $1.0 million as compared to the corresponding prior year period, which was mainly attributable to an increase in accounting and tax consulting fees, along with an increase in selling, general and administrative expenses due to the Greenfield Acquisition.

Other Income (Expense)

Other income (expense), net includes dividend and interest income and net realized and unrealized gains and losses. For the year ended June 30, 2026, net realized and unrealized gains decreased $39.1 million to a net realized and unrealized loss as compared to the corresponding prior year period due to notable unrealized losses being recognized on our three special purpose vehicles in the current year period, as opposed to unrealized gains on these special purpose vehicles in the prior year period, along with a significant reduction in stock price for another one of our investments during the current year period, as opposed to an increase in stock price for this investment in the prior year period. Further, a notable unrealized loss was recognized on one of our investments in a private fund in the current year period as opposed to an unrealized gain on this investment in the prior year period. For the year ended June 30, 2026, interest income decreased $0.6 million as compared to the corresponding prior year period, due to changes in the investment portfolio shifting away from interest earning marketable securities into other strategic private investments. For the year ended June 30, 2026, dividend income decreased $0.7 million as compared to the corresponding prior year period, primarily driven by a decrease in the dividend rate per share held on one of our investments in the current period compared to the dividend rate per share held on one of our investments in the prior year period.

Income Taxes

The Company recognized an income tax benefit of $0.4 million for the year ended June 30, 2026 and an income tax expense of $0.1 million for the year ended June 30, 2025. The tax benefit for the year ended June 30, 2026 consists primarily of the release of uncertain tax positions related to a lapse of the statute of limitations and the reduction of the naked credit deferred tax liability. The expense for the year ended June 30, 2025 consists of the recognition of income tax expense related to the deferred tax liability with an indefinite reversal period. This is offset by the income tax benefit recognized from the reversal of the prior year's income tax expense, resulting from provision-to-return adjustments. As of June 30, 2026, we had $13.4 million of net operating loss carryforwards for federal income tax purposes, of which approximately $1.5 million will expire in fiscal years 2027 through 2038 and $11.9 million can be carried forward indefinitely. As of June 30, 2026, the Company also had $14.0 million of state NOL carryforwards, principally in Massachusetts, that will expire from 2037 to 2046.

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

The primary measure used by CODM in measuring performance and allocating resources to the segments is net income, as reported on our consolidated statements of operations, predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis when making decisions about internal operations, such as staffing and related compensation, and planning for future investments.

Alternative Credit Segment

The following table provides the results of our Alternative Credit segment:

	For the twelve months ended June 30,
(in thousands)	2026	Percent Change	2025
Revenues	$6,071	(41)%	$10,323
Operating costs and expenses:
Compensation and benefits	5,316	(17)%	6,383
Selling, general and administrative	1,542	17%	1,317
Depreciation and amortization	177	(35)%	273
Total operating costs and expenses	7,035		7,973
Operating (loss) income	(964)		2,350
Other income:
Other income, net	-	(100)%	1
Total other income, net	-		1
(Loss) income before income taxes	(964)		2,351
Income tax expense	-	0%	-
Net (loss) income	$(964)		$2,351

Alternative Credit Revenue

Alternative Credit revenues for the year ended June 30, 2026 decreased $4.3 million as compared to the year ended June 30, 2025 primarily due to a reduction in incentive fee revenue compared to the prior year period due to the incentive fee waiver provided to GECC.

Alternative Credit Expenses

Alternative Credit segment compensation and benefits expenses for the year ended June 30, 2026 decreased $1.1 million due to a reduction in bonus expense. Alternative Credit segment selling, general and administrative expenses for the year ended June 30, 2026 increased $0.2 million as compared to the year ended June 30, 2025 primarily driven by an increase in software expense and other miscellaneous general and administrative expenses.

Real Estate Segment

The following table provides the results of our Real Estate segment:

	For the twelve months ended June 30,
(in thousands)	2026	Percent Change	2025
Revenues	$21,705	NM*	$5,993
Cost of Revenues	13,248	NM*	1,082
Operating costs and expenses:
Compensation and benefits	11,109	86%	5,959
Selling, general and administrative	2,513	44%	1,744
Depreciation and amortization	1,039	6%	976
Total operating costs and expenses	14,661		8,679
Operating loss	(6,204)		(3,768)
Other income:
Other income, net	53	0%	-
Total other income, net	53		-
Loss before income taxes	(6,151)		(3,768)
Income tax expense	(212)	0%	-
Net loss	$(6,363)		$(3,768)

*NM - not meaningful

Real Estate Revenue

Real Estate revenues for the year ended June 30, 2026 increased $15.7 million as compared to the year ended June 30, 2025 driven by property sales occurring in September 2025 and June 2026. Related costs of revenues for the year ended June 30, 2026 increased by $12.2 million compared to the year ended June 30, 2025 due to these sales. Further, $2.2 million of revenue was recognized in the year ended June 30, 2026 related to our construction business, compared to $0.9 million in the corresponding prior year period due to the growth in construction business from the Greenfield Acquisition that occurred in February 2025.

Real Estate Expenses

Real Estate segment compensation and benefits expenses for the year ended June 30, 2026 increased $5.2 million as compared to the corresponding prior year period driven by increased personnel expense due to the Greenfield Acquisition. Real Estate segment selling, general and administrative expenses increased $0.8 million for the year ended June 30, 2026 compared to the year ended June 30, 2025 primarily due to increased accounting, insurance, software and other expenses due to increased activity at these entities and the Greenfield Acquisition. Depreciation and amortization increased $0.1 million for the year ended June 30, 2026, as compared to the corresponding prior year period due to amortization of intangible assets related to the Greenfield Acquisition.

Corporate & Other

The following table provides the results of Corporate & Other:

	For the twelve months ended June 30,
(in thousands)	2026	Percent Change	2025
Operating costs and expenses:
Compensation and benefits	$3,157	1%	$3,136
Selling, general and administrative	3,378	(0)%	3,390
Depreciation and amortization	83	0%	-
Expenses of Consolidated Funds	224	NM*	59
Total operating costs and expenses	6,842		6,585
Operating loss	(6,842)		(6,585)
Other income (expense):
Interest expense	(4,106)	(1)%	(4,157)
Other (expense) income, net	(19,221)	NM*	27,795
Total other (expense) income, net	(23,327)		23,638
(Loss) income before income taxes	(30,169)		17,053
Income tax benefit (expense)	588	NM*	(86)
Net (loss) income	$(29,581)		$16,967

*NM - not meaningful

Corporate & Other Operating Costs and Expenses

Compensation and benefits expenses related to Corporate & Other for the year ended June 30, 2026 remained flat as compared to the corresponding prior year period.

Corporate & Other Expenses - Other Income and Expenses

For the year ended June 30, 2026, net realized and unrealized gains decreased $39.1 million to a net realized and unrealized loss as compared to the corresponding prior year period due to notable unrealized losses being recognized on our three special purpose vehicles in the current year period, as opposed to unrealized gains on these special purpose vehicles in the prior year period, along with a significant reduction in stock price for another one of our investments during the current year period, as opposed to an increase in stock price for this investment in the prior year period. Further, a notable unrealized loss was recognized on one of our investments in a private fund in the current year period as opposed to an unrealized gain on this investment in the prior year period. For the year ended June 30, 2026, interest income decreased $0.6 million as compared to the corresponding prior year period, due to changes in the investment portfolio shifting away from interest earning marketable securities into other strategic private investments. For the year ended June 30, 2026, dividend income decreased $0.7 million as compared to the corresponding prior year period, primarily driven by a decrease in the dividend rate per share held on one of our investments in the current period compared to prior year period.

Liquidity and Capital Resources

The following table presents selected financial information:

(in thousands)	June 30, 2026	June 30, 2025
Current assets	$99,634	$137,897
Current liabilities	7,729	9,614
Working capital	$91,905	$128,283
Long-term liabilities	$65,146	$63,657

	For the twelve months ended June 30,
(in thousands)	2026	2025
Net cash provided by (used in) operating activities	$15,675	$(9,006)

Net cash provided by (used in) investing activities	$12,568	$(1,336)

Net cash used in financing activities	$(5,372)	$(8,773)

Net increase (decrease) in cash and cash equivalents	$22,871	$(19,115)
Net change in cash, cash equivalents and restricted cash	$22,871	$(19,115)

As of June 30, 2026, we had an unrestricted cash balance of $53.5 million and investments with a fair value of $32.6 million, including 1,356,125 shares of GECC common stock with an estimated fair value of $7.4 million.

We could make acquisitions that will likely result in our investment of all of our liquid financial resources, the issuance of equity securities and the incurrence of indebtedness. If we are unsuccessful at raising additional capital resources, through either debt or equity, it is unlikely we will be able to execute our strategic growth plan. See “Item 1A. Risk Factors.”

Net cash from operating activities increased $24.7 million, from net cash used of $9.0 million for the year ended June 30, 2025 to net cash provided of $15.7 million for the year ended June 30, 2026, driven by proceeds from sale of real estate in September 2025 and June 2026 and changes in operating assets and liabilities period-over-period.

Net cash from investing activities increased $13.9 million, from net cash used of $1.3 million for the year ended June 30, 2025 to net cash provided of $12.6 million for the year ended June 30, 2026, driven by settlement of related party loan receivable and net sales of investments for the year ended June 30, 2026.

Net cash from financing activities increased $3.4 million, from net cash used of $8.8 million for the year ended June 30, 2025 to net cash used of $5.4 million for the year ended June 30, 2026, driven by distributions and redemptions of non-controlling interests in consolidated funds and stock repurchases during the year ended June 30, 2026. These were partially offset by proceeds from issuance of common stock during the year ended June 30, 2026.

We believe we have sufficient liquidity available to meet our short-term and long-term obligations for at least the next 12 months and the foreseeable future thereafter.

Borrowings

As of June 30, 2026, the Company had $26.9 million in outstanding aggregate principal of the GEGGL Notes. The GEGGL Notes are due on June 30, 2027, and interest is paid quarterly. The GEGGL Notes include covenants that limit additional indebtedness or the payment of dividends in the event that our net consolidated debt to equity ratio is, or would be on a pro forma basis, greater than 2 to 1. In addition, if our net consolidated debt to equity ratio is greater than 2 to 1 at the end of any calendar quarter, we must retain no less than 10% of our excess cash flow as cash and cash equivalents until such time as our net consolidated debt to equity ratio is less than 2 to 1 at the end of a calendar quarter.

As of June 30, 2026, the Company had $36.8 million principal balance in outstanding Convertible Notes (including cumulative interest paid in-kind) held by a consortium of investors, including related parties, that accrue interest at 5.0% per annum, payable semiannually in arrears on June 30 and December 31, in cash or in-kind at the option of the Company. The Convertible Notes are due on February 26, 2030, but are convertible at the option of the holders, subject to the terms therein, prior to maturity into shares of our common stock. Upon conversion of any note, the Company will pay or deliver, as the case may be, to the noteholder, in respect of each $1,000 principal amount of notes being converted, shares of common stock equal to the conversion rate in effect on the conversion date, together with cash, if applicable, in lieu of delivering any fractional share of common stock. To date, all interest on these instruments has been paid in-kind.

Critical Accounting Policies and Estimates

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2026.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2026 as required by the Exchange Act. In making this assessment, we used the criteria set forth in the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework, management concluded that our internal control over financial reporting was effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal year ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.15	2025 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 5, 2025)

10.16

Amended and Restated Investment Management Agreement (As Amended, Effective August 1, 2022), by and between Great Elm Capital Corp. and Great Elm Capital Management, Inc. (incorporated by reference to the Exhibit g to the Form N-2 filed on June 16, 2023 by Great Elm Capital Corp. (File No. 333-272790))

10.17

Administration Agreement, dated as of September 27, 2016, by and between Great Elm Capital Corp. and Great Elm Capital Management, Inc. (incorporated by reference to the Exhibit 10.2 to the Form 8-K filed on November 7, 2016 by Great Elm Capital Corp. (File No. 814-01211))

10.18	Voting Waiver Agreement, dated October 29, 2024, by and between Jason W. Reese and the Registrant (incorporated by reference to the Exhibit 10.1 to the Form 8-K filed on October 29, 2024)

10.19	Stock Purchase Agreement, dated July 31, 2025, by and among the Registrant and the purchasers named therein

10.20	Profits Interest Agreement, dated July 31, 2025, by and among Great Elm Real Estate Ventures, LLC, the Registrant and the entities named therein

10.21	Securities Purchase Agreement, dated August 27, 2025, between the Registrant and Woodstead Value Fund, L.P.

10.22	Series A Warrant Agreement, dated August 27, 2025, between the Registrant and Woodstead Value Fund, L.P.

10.23	Series B Warrant Agreement, dated August 27, 2025, between the Registrant and Woodstead Value Fund, L.P.

10.24	Amended Profits Interest Agreement, dated May 12, 2026, by and among Great Elm Real Estate Ventures, LLC, the Registrant and the entities named therein

10.25	Third Amendment and Assignment to Lease Agreement, dated March 2, 2026, between the Registrant and REEP-OFC Financial Center FL

14.1	Code of Conduct of the Registrant (incorporated by reference to the Exhibit 14.1 to the Form 8-K filed on September 20, 2023)

19.1	The Registrant's Insider Trading Policy (incorporated by reference to the Exhibit 19.1 to the Form 10-K filed on September 2, 2025).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Form 10-K filed on February 29, 2024)

101

Materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026, formatted in inline Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity and Contingently Redeemable Non-Controlling Interest, (iv) Consolidated Statements of Cash Flows, and (v) related Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith).

104	The cover page from the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026, formatted in inline XBRL (included as Exhibit 101).

+ Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

We have elected not to provide a Form 10-K summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of August 26, 2026.

GREAT ELM GROUP, INC.

By:	/s/ Jason W. Reese
Name:	Jason W. Reese
Title:	Chief Executive Officer & Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of August 26, 2026.

Signature	Title

/s/ Jason W. Reese	Chief Executive Officer & Chairman
Jason W. Reese	(Principal Executive Officer)

/s/ Keri A. Davis	Chief Financial Officer & Chief Accounting Officer
Keri A. Davis	(Principal Financial and Accounting Officer)

/s/ Matthew A. Drapkin	Director
Matthew A. Drapkin

/s/ David Matter	Director
David Matter

/s/ Lloyd Nathan	Director
Lloyd Nathan

/s/ James P. Parmelee	Director
James P. Parmelee

/s/ Eric J. Scheyer	Director
Eric J. Scheyer

/s/ David Schwartz	Director
David Schwartz

/s/ Booker Smith	Director
Booker Smith

Report of Independent Registered PUBLIC Accounting Firm

To the shareholders and the Board of Directors of Great Elm Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Great Elm Group, Inc. and subsidiaries (the "Company") as of June 30, 2026 and 2025, the related consolidated statements of operations, stockholders’ equity, and cash flows, for the years ended June 30, 2026 and 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for the years ended June 30, 2026 and 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Investments at fair value - Fair Value Measurements — Refer to Note 6

Critical Audit Matter Description

Included within investments at fair value held by the Company are equity investments in three special purpose vehicles that do not have readily-available market prices. The valuations of such equity investments are based on discounted cash flow models which are complex valuation techniques that utilize unobservable inputs. Under accounting principles generally accepted in the United States of America, these investments are classified as Level 3 assets and are inherently subjective. As of June 30, 2026, the fair value of these Level 3 equity investments was $797,000. The Company recognized a $12,577,000 change in unrealized depreciation related to these investments in earnings during the year ended June 30, 2026.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the discounted cash flow models and unobservable inputs used by management to estimate the fair value of these Level 3 equity investments included the following, among others:

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts

August 26, 2026

We have served as the Company's auditor since 2024.

GREAT ELM GROUP, INC.

CONSOLIDATED BALANCE SHEETS

Dollar amounts in thousands, except per share amounts

ASSETS	June 30, 2026	June 30, 2025
Current assets
Cash and cash equivalents	$53,474	$30,603
Receivables from managed funds	3,954	8,331
Investments, at fair value	32,612	60,614
Prepaid and other current assets	1,671	2,803
Real estate assets, net	2,403	9,085
Related party loan receivable	-	8,000
Assets of Consolidated Funds:
Cash and cash equivalents	113	3,907
Investments, at fair value	5,346	14,327
Other assets	61	227
Total current assets	99,634	137,897
Identifiable intangible assets, net	10,879	12,009
Goodwill	440	440
Right-of-use assets	1,238	1,603
Other assets	1,493	1,988
Total assets	$113,684	$153,937
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,215	$1,026
Accrued expenses and other current liabilities	5,932	7,707
Current portion of related party payables	234	258
Current portion of lease liabilities	337	355
Liabilities of Consolidated Funds:
Payable for securities purchased	-	96
Accrued expenses and other liabilities	11	172
Total current liabilities	7,729	9,614
Lease liabilities, net of current portion	923	1,260
Long-term debt (face value $26,945)	26,658	26,373
Convertible notes (face value $36,838 and $35,063, including $17,853 and $16,993 held by related parties, respectively)	36,474	34,602
Other liabilities	1,091	1,422
Total liabilities	72,875	73,271
Commitments and contingencies (Note 19)
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 authorized and zero outstanding	-	-
Common stock, $0.001 par value; 350,000,000 shares authorized and 31,139,625 shares issued and 29,778,239 outstanding at June 30, 2026; and 27,630,305 shares issued and 26,552,948 outstanding at June 30, 2025	27	25
Additional paid-in-capital	3,316,289	3,310,356
Accumulated deficit	(3,275,507)	(3,240,063)
Total Great Elm Group, Inc. stockholders' equity	40,809	70,318
Redeemable non-controlling interest in Consolidated Funds	-	10,348
Total stockholders' equity	40,809	80,666
Total liabilities and stockholders' equity	$113,684	$153,937

The accompanying notes are an integral part of these consolidated financial statements.

GREAT ELM GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in thousands, except per share data

	For the twelve months ended June 30,
	2026	2025
Revenues	$27,776	$16,316
Cost of revenues	13,248	1,082
Operating costs and expenses:
Compensation and benefits	19,582	15,478
Selling, general and administrative	7,433	6,451
Depreciation and amortization	1,299	1,249
Expenses of Consolidated Funds	224	59
Total operating costs and expenses	28,538	23,237
Operating loss	(14,010)	(8,003)
Dividends and interest income	4,777	6,057
Interest expense	(4,106)	(4,157)
Net realized and unrealized (loss) gain	(22,244)	16,854
Net realized and unrealized (loss) gain on investments of Consolidated Funds	(2,659)	3,322
Interest and other income of Consolidated Funds	958	1,563
(Loss) income before income taxes	(37,284)	15,636
Income tax benefit (expense)	376	(86)
Net (loss) income	$(36,908)	$15,550
Less: net (loss) income attributable to non-controlling interest in Consolidated Funds	(1,464)	2,659
Net (loss) income attributable to Great Elm Group, Inc. stockholders	$(35,444)	$12,891
Net (loss) income attributable to stockholders per share
Basic	$(1.17)	$0.47
Diluted	(1.17)	0.38
Weighted average shares outstanding
Basic	30,289	27,642
Diluted	30,289	38,817

The accompanying notes are an integral part of these consolidated financial statements.

GREAT ELM GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Group, Inc. Stockholders'	Redeemable non-controlling interest in	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity	Consolidated Funds	Equity
BALANCE, June 30, 2024	30,494	$30	$3,315,638	$(3,252,954)	$62,714	$7,481	$70,195
Net income	-	-	-	12,891	12,891	2,659	15,550
Issuance of common stock related to vesting of restricted stock	1,116	-	-	-	-	-	-
Contributions to Consolidated Funds	-	-	-	-	-	750	750
Distributions from Consolidated Funds	-	-	-	-	-	(542)	(542)
Stock repurchases	(5,057)	(5)	(7,234)	-	(7,239)	-	(7,239)
Stock-based compensation	-	-	1,952	-	1,952	-	1,952
BALANCE, June 30, 2025	26,553	$25	$3,310,356	$(3,240,063)	$70,318	$10,348	$80,666
Net (loss) income	-	-	-	(35,444)	(35,444)	(1,464)	(36,908)
Issuance of common stock related to vesting of restricted stock	820	-	-	-	-	-	-
Withholding tax payments related to restricted stock	-	-	(154)	-	(154)	-	(154)
Issuance of common stock related to equity transactions, net	5,354	5	9,874	-	9,879	-	9,879
Issuance of warrants	-	-	726	-	726	-	726
Distributions from Consolidated Funds	-	-	-	-	-	(4,752)	(4,752)
Redemptions of non-controlling interests in Consolidated Funds	-	-	-	-	-	(4,132)	(4,132)
Stock repurchases	(2,949)	(3)	(6,797)	-	(6,800)	-	(6,800)
Stock-based compensation			2,284	-	2,284	-	2,284
BALANCE, June 30, 2026	29,778	$27	$3,316,289	$(3,275,507)	$40,809	$-	$40,809

The accompanying notes are an integral part of these consolidated financial statements.

GREAT ELM GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollar amounts in thousands

	For the twelve months ended June 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(36,908)	$15,550
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Proceeds from sale of real estate	14,317	-
Gain on sale of real estate	(1,494)	(109)
Depreciation and amortization	1,299	1,249
Stock-based compensation	2,284	1,952
Unrealized loss (gain) on investments	27,344	(15,991)
Realized gain on investments	(5,100)	(396)
Realized gain on Convertible notes	-	(467)
Non-cash interest and amortization of debt issuance costs	2,152	2,204
Deferred tax (benefit) expense	(64)	216
Change in fair value of contingent consideration	-	(6)
Other non-cash expense, net	1,080	1,332
Adjustments to reconcile net (loss) income to net cash flows from operating activities of Consolidated Funds:
Purchase of investments	(3,339)	(4,680)
Sales of investments	9,626	5,234
Amortization of premium and accretion of discount, net	(61)	(93)
Net realized and unrealized loss (gain) on investments	2,659	(3,321)
Changes in operating assets and liabilities:
Receivables from managed funds	4,377	(6,072)
Prepaid and other assets	1,786	(1,551)
Real estate under development	(6,203)	(3,406)
Lease liabilities	10	43
Related party payables	(24)	(370)
Accounts payable, accrued expenses and other liabilities	(2,004)	1,191
Changes in operating assets and liabilities of Consolidated Funds:
Cash and cash equivalents	3,794	(1,536)
Other assets	166	26
Accrued expenses and other liabilities	(22)	(5)
Net cash flows from operating activities	15,675	(9,006)
Cash flows from investing activities:
Purchases of investments in held-to-maturity securities	-	(7,402)
Proceeds from settlement of held-to-maturity investments	-	17,500
Proceeds from settlement of trading securities	-	29
Sales of investments	7,681	-
Purchases of investments	(3,113)	-
Investments in portfolio funds	-	(4,473)
Acquisition of business	-	(2,500)
Related party loan receivable	8,000	(8,000)
Redemption of investments	85	3,886
Other	(85)	(376)
Net cash flows from investing activities	12,568	(1,336)

GREAT ELM GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Dollar amounts in thousands

	For the twelve months ended June 30,
	2026	2025
Cash flows from financing activities:
Proceeds from issuance of common stock	11,862	-
Equity issuance costs	(1,257)	-
Redemption of Convertible notes	-	(1,757)
Stock repurchases	(6,800)	(7,239)
Withholding tax payments related to restricted stock	(154)	-
Redemptions of non-controlling interests in Consolidated Funds	(4,132)	-
Contributions to non-controlling interests in Consolidated Funds	-	223
Distributions from non-controlling interests in Consolidated Funds	(4,891)	-
Net cash flows from financing activities	(5,372)	(8,773)
Net increase (decrease) in cash and cash equivalents	22,871	(19,115)
Cash, cash equivalents and restricted cash at beginning of period	30,603	49,718
Cash, cash equivalents and restricted cash at end of period	$53,474	$30,603

Supplemental disclosure of cash flow information:
Cash paid for interest	1,954	1,954
Cash paid for taxes	11	139
Supplemental non-cash financing transactions:
Fair value of warrants issued	726	-
Lease liabilities and right of use assets arising from operating leases	-	1,681

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on the Consolidated Balance Sheets to the total cash and cash equivalents and restricted cash on the Consolidated Statements of Cash Flows:

	June 30, 2026	June 30, 2025
Cash and cash equivalents	$53,474	$30,603
Restricted cash	-	-
Cash, cash equivalents and restricted cash	$53,474	$30,603

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

Change in Segments

The Company continually monitors and reviews its segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact its reportable segments. During the first quarter of fiscal 2026, in conjunction with an equity transaction entered into with Kennedy Lewis Investment Management LLC (KLIM) and the formation of REV (see Note 20 - Equity Transactions), the Company realigned the business and reportable segment information that the Chief Operating Decision Maker (CODM) regularly reviews to evaluate performance for operating decision-making purposes, including performance assessment and allocation of resources. As a result, the Company’s segment reporting structure is based on the Company’s various investment strategies.

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

Certain prior period amounts have been reclassified to conform to current period presentation, including reclassifications made in the presentation of operating costs and expenses. Such reclassifications were not material and did not affect the reported net income (loss) for the periods presented.

Principles of Consolidation

The Company consolidates the assets, liabilities, and operating results of its wholly-owned subsidiaries, majority-owned subsidiaries, and subsidiaries in which we hold a controlling financial interest as of the financial statement date. All intercompany accounts and transactions have been eliminated in consolidation.

The Company evaluates entities it is involved with to determine whether it has a controlling financial interest in them and is required to consolidate. The Company consolidates those entities in which it has a direct or indirect controlling financial interest based on either a variable interest entity ("VIE") model or voting interest entity (“VOE”) model. As such, the Company consolidates (i) entities that the Company concludes are VIEs in which the Company has more than insignificant economic interest and power to direct the activities that most significantly impact the entities, and for which the Company is deemed to be the primary beneficiary and (ii) entities in which it holds a majority voting interest or has majority ownership and control over the operational, financial and investing decisions of that entity.

The Company determines whether an entity should be consolidated by first evaluating whether it holds a variable interest in the entity. Fees that are customary and commensurate with the level of services provided by the Company, and where the Company does not hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, would not be considered a variable interest. The Company factors in all economic interests, including proportionate interests through related parties, to determine if fees are considered a variable interest. Entities that are not VIEs are further evaluated for consolidation under the VOE model.

Variable Interest Entities

The Company considers an entity to be a VIE if any of the following conditions exist: (i) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (ii) the holders of equity investment at risk, as a group, lack either the direct or indirect ability through voting rights or similar rights to make decisions that have a significant effect on the success of the entity or the obligation to absorb the expected losses or right to receive the expected residual returns; or (iii) the voting rights of some equity investors are disproportionate to their obligation to absorb losses of the entity, their rights to receive returns from an entity, or both and substantially all of the entity’s activities either involve or are conducted on behalf of an investor with disproportionately few voting rights.

The Company consolidates VIEs for which it is the primary beneficiary. The Company determines it is the primary beneficiary when it has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.

The Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and continuously reconsiders the conclusion. In evaluating whether the Company is the primary beneficiary, the Company evaluates its direct and indirect economic interests in the entity. The consolidation analysis is generally performed qualitatively, however, if the primary beneficiary is not readily determinable, a quantitative analysis may also be performed. This analysis requires judgment. These judgments include: (i) determining whether the equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support; (ii) evaluating whether the equity holders, as a group, can make decisions that have a significant effect on the success of the entity; (iii) determining whether two or more parties’ equity interests should be aggregated; (iv) determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive returns from an entity; and (v) evaluating the nature of relationships and activities of the parties involved in determining which party within a related-party group is most closely associated with a VIE and hence would be deemed the primary beneficiary. VIEs are subject to specific disclosure requirements. See Note 7 - Variable Interest Entities for additional disclosures pertaining to the Company’s involvement with VIEs.

Voting Interest Entities

The Company has a controlling financial interest in a VOE when it owns a majority of the voting interests through which it can exert control over significant operating, financial, and investing decisions of the entity and no noncontrolling interest holder has stated rights that would overcome the presumption of consolidation by the majority voting interest.

Non-controlling interests

Redeemable non-controlling interests in the Company’s subsidiaries are reported as a component of equity, separate from the parent company’s equity or outside of permanent equity for non-controlling interests that are contingently redeemable. Non-redeemable non-controlling interests consist of profits interest issued to KLIM in REV, see Note 20 - Equity Transactions. These profits interest are classified as non-redeemable non-controlling interests as a component of permanent equity as they are not subject to holder put rights. There was no activity to report related to the non-redeemable non-controlling interests within the consolidated financial statements. See Note 16 - Non-Controlling Interests. Results of operations attributable to the non-controlling interests are included in the Company’s consolidated statements of operations.

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

Investments in Marketable Securities

Investments in marketable securities consist of debt securities, such as the U.S. treasury bills with original maturity exceeding 90 days. The Company classifies investments in debt securities as either trading, held-to-maturity, or available-for-sale. Securities are classified as trading if they are purchased and held principally for the purpose of selling in the near term and as held-to-maturity when the Company has both the positive intent and ability to hold the security to maturity. Held-to-maturity securities are measured at amortized cost. Investments in debt securities not classified as either trading or held-to-maturity are classified as available-for-sale securities. Trading securities are measured at fair value with unrealized gains and losses reported within net realized and unrealized gain (loss) on investments. Available-for-sale securities are measured at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss). As of June 30, 2026 and June 30, 2025, GEG had no investments in marketable securities.

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

Real Estate Assets, net

Real estate assets are classified as follows: (i) real estate assets (current), which includes real estate development projects that are finished or in the process of being developed and expected to be completed and disposed of within one year of the balance sheet date; (ii) real estate assets (non-current), which includes real estate development projects that are finished or in the process of being developed and expected to be completed and disposed of more than one year from the balance sheet date; and (iii) real estate held for sale, which includes land and completed improvements thereon that meet all of the “held for sale” criteria. As of June 30, 2026 and 2025, there are no real estate assets which are non-current in nature.

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

Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of fair value over identifiable tangible and intangible net assets acquired in business combinations. Goodwill is not amortized for US GAAP purposes. Instead goodwill is reviewed for impairment at least annually as of the first business day of the fourth quarter or more frequently, or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing qualitative factors, the Company believes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company will evaluate impairment quantitatively and record the amount of goodwill impairment as the excess of the carrying amount of the reporting unit over its fair value. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and assumptions about the Company’s strategic plans with regard to its operations. The Company performs annual impairment test on the first day of the fiscal fourth quarter, or as required when impairment triggering events are identified.

The Company's indefinite-lived intangible assets consist of investment management agreements, assembled workforce, customer-related intangibles and licenses. These intangible assets arise primarily from the determination of their respective fair market values at the date of acquisition. Amounts assigned to identifiable intangible assets, and their related useful lives, are derived from established valuation techniques and management estimates. Indefinite-lived intangible assets are tested for impairment annually as of the first business day of the fourth quarter or more frequently if events or changes in circumstances indicate that the asset might be impaired. If, after assessing qualitative factors, the Company believes that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, the Company will evaluate impairment quantitatively to determine and record the amount of impairment as the excess of the carrying amount of the indefinite-lived intangible asset over its fair value. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s strategic plans with regard to the indefinite-lived intangible assets.

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

Revenue Recognition

The Company recognizes revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company’s revenue is based on contracts with a determinable transaction price and distinct performance obligations with probable collectability. Revenues are not recognized until the performance obligation(s) are satisfied.

Leases

The Company determines if an arrangement contains a lease at the inception of a contract considering all relevant facts and circumstances, which normally does not require significant judgment. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the commencement date of the lease based on the present value of the remaining future minimum lease payments. As the interest rate implicit in the Company's leases is generally not readily determinable, the Company utilizes the incremental borrowing rate, determined by class of underlying asset, to discount the lease payments. The operating lease right-of-use assets also include lease payments made before commencement and are reduced by lease incentives.

Certain of the Company’s office leases contain options that permit extensions for additional periods. If the Company is not reasonably certain to exercise the option to extend at lease commencement, the respective extension period is not included within the lease term and the associated payments are not included in the measurement of the right-of-use asset and lease liability. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet, and lease expense is recognized on a straight-line basis over the term of the short-term lease. Right-of-use operating lease assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the terms of a lease agreement are changed, management assesses the contract for a lease modification. Modifications of a lease generally result in remeasurement of the lease liability and the right-of-use asset.

The Company’s office leases typically require reimbursements to the lessor for real estate taxes, common area maintenance and other operating costs, which are expensed as incurred as variable lease costs. The Company accounts for lease and nonlease components as a single lease component.

See Note 11 - Lessee Operating Leases for additional information about the Company’s leases.

Stock-Based Compensation

The Company issues equity awards to eligible employees and directors, generally in the form of stock options, restricted stock awards and restricted stock units. The compensation cost for all equity awards is measured at their grant-date fair value. For the awards that do not contain performance or market conditions, the related compensation expense is recognized on a straight-line basis over the employee’s requisite service period, which is generally the vesting period, or the non-employee’s vesting period. For the awards that contain both performance and service conditions, the Company recognizes compensation expense over the requisite service period using the accelerated vesting attribution method when achievement of the performance condition is probable. For the awards that contain both market and service conditions, the Company recognizes compensation expense over the requisite service period using the accelerated vesting attribution method.

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

The Company accounts for forfeitures when they occur. The stock-based compensation expense is presented within compensation and benefits in the consolidated statements of operations. The Company records deferred tax assets or liabilities for equity awards based on deductions for income tax purposes of stock-based compensation recognized at the statutory tax rate in the jurisdiction in which the Company is expected to receive a tax deduction. In addition, differences between the deferred tax assets recognized in accordance with GAAP and the actual tax deduction reported in the Company’s income tax returns are presented within income tax expense within the consolidated statements of operations.

Other Non-Cash Compensation

The Company issues compensation to certain employees in the form of Great Elm Capital Corp. (GECC) common shares, restricted membership interest rights in Monomoy REIT and Monomoy Properties II, LLC (MP II) to be settled with GECC common shares, Monomoy REIT and MP II restricted membership interest rights currently held by the Company, respectively. These awards generally have a three to five years vesting period from the grant date. These awards are accounted for as other non-cash compensation expense in a systematic and rational manner; and are presented within compensation and benefits in the consolidated statements of operations. The accrued compensation liabilities for these awards are re-measured at each reporting date with movements recognized within compensation and benefits in the consolidated statements of operations.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of liability pursuant to ASC 480, and whether the warrants meet all the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company's own common stock, among other conditions for equity classification. The warrants issued as part of Securities Purchase Agreement with Woodstead Value Fund LP are classified as equity under these conditions. The Company estimated the fair value of the Warrants using the Black-Scholes option pricing model on the grant date. See Note 20 - Equity transactions for further information.

Net Realized and Unrealized Gains/(Losses) on Investments

Realized gains (losses) may occur when the Company redeems all or a portion of its investment, when the Company receives dividends or distributions, or at the end of an investment’s life. Unrealized appreciation (depreciation) results from changes in the fair value of the underlying investment as well as from the reversal of previously recognized unrealized appreciation (depreciation) at the time an investment is realized. Realized and unrealized gains (losses) are presented together as net realized and unrealized gains on investments within the consolidated statements of operations.

Interest and Dividend Income

Interest and dividends are included within interest and dividend income. Interest income is recognized on an accrual basis to the extent that such amounts are expected to be collected. Dividends are recorded when the right to receive payment is established.

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

The calculation of the Company’s tax positions involves dealing with uncertainties in the application of complex tax regulations for federal and several different state tax jurisdictions. The Company is periodically reviewed by tax authorities regarding the amount of taxes due. These reviews include inquiries regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. GAAP provides guidance on the accounting for and disclosure of uncertainty in tax positions and requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more likely than not" of being sustained by the applicable taxing authority. The Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. In making these assessments, the Company determines the accounting recognition based on the technical merits of the position and consults with external tax experts as appropriate. The Company does not recognize income tax benefits for positions that it takes on its income tax returns that do not meet the more likely than not standard on its technical merits. The Company’s accounting policy is to classify interest and related charges as a component of income tax expense.

Business Combinations

Business combinations are accounted for at fair value. Acquisition costs incurred in connection with a business combination are expensed as incurred. Measurement period adjustments are made in the period in which the amounts are determined up to one year after the acquisition date and the current period income effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. All changes that do not qualify as measurement period adjustments are also included in current period earnings. The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration if applicable, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of definite-lived intangible assets, or the recognition of additional consideration which would be expensed.

Earnings (loss) per share

The Company calculates basic and diluted earnings (loss) per share by dividing net income (loss) by its shares outstanding as outlined below. Basic earnings (loss) per share attributable to the Company’s stockholders is calculated by dividing “Net income (loss) attributable to controlling interests” by the weighted-average number of shares outstanding. Options, warrants, unvested share-based payment awards and convertible notes are excluded from the basic earnings (loss) per share calculation. Contingently issuable shares are included in the basic earnings (loss) per share only if all necessary conditions for issuance of such shares have been satisfied by the end of the period. Diluted earnings (loss) per share is similar to basic earnings (loss) per share, adjusted for the effect of potential shares of common stock unless they are antidilutive. For periods with a net loss, potential shares of common stock are considered antidilutive.

The Company considers two ways to measure dilution to earnings (loss) per share: (a) calculate the net number of shares that would be issued assuming any related proceeds are used to buy back outstanding shares (the treasury stock method), or (b) assume the gross number of shares are issued and calculate any related effects on net income (loss) available for stockholders (the if-converted or two-class method). As appropriate, the Company’s policy is to apply the more dilutive methodology upon issuance of such instruments.

Segment Reporting

The Company currently operates as two reportable segments, Alternative Credit and Real Estate. See Note 8 - Segment Reporting for further information regarding the Company's reportable segments.

Concentration of Risk

The Company’s revenues are primarily attributable to the management of GECC and Monomoy UpREIT, LLC (Monomoy UpREIT) investment vehicles. See Note 5 - Related Party Transactions.

Recently Adopted Accounting Standards

Income Taxes. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid disaggregated by jurisdiction. The amendments in this ASU are effective for fiscal years beginning after December 15, 2024, and early adoption and retrospective application are permitted. The Company adopted the updated guidance for the annual reporting period beginning July 1, 2025, which did not result in a material impact to our consolidated financial statements and related disclosures.

Recently Issued Accounting Standards

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

Interim Reporting. In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) to improve the navigability of the guidance in ASC 270 and clarify when it applies. The amendments in this ASU are effective for public business entities for interim reporting periods within annual reporting periods beginning after December 31, 2027. Early adoption is permitted. The Company is evaluating the potential impact that the adoption of this ASU will have on its consolidated financial statements and related disclosures.

The Company has considered all other newly issued accounting guidance that is applicable to the Company’s operations and the preparation of the consolidated financial statements, including those that have not yet been adopted. The Company does not believe that any such guidance has or will have a material effect on its consolidated financial statements and related disclosures.

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

(in thousands)	June 30, 2026
Goodwill	$440
Intangible assets:
Customer related	1,610
Licenses	450
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

4. Revenue

The Company's revenues are summarized in the following table:

	For the twelve months ended June 30,
(in thousands)	2026	2025
Alternative Credit:
Management fees	$4,545	$4,993
Incentive fees	-	4,069
Administration and service fees	1,525	1,261
Total Alternative Credit revenues	$6,070	$10,323

Real Estate:
Management fees	$2,608	$2,045
Property management fees	1,318	1,245
Administration and service fees	665	253
Real estate property sales	14,743	1,192
Project management fees	2,191	941
Real estate rental income	181	317
Total Real Estate revenues	$21,706	$5,993

Total revenues	$27,776	$16,316

The Company recognizes revenue at amounts that reflect the consideration to which it expects to be entitled in exchange for providing services to its customers under agreements with each investment product, which may be terminated at any time by either party subject to the specific terms of each respective investment management agreement.

Management Fees

The Company earns management fees based on the investment management agreements between MCRE and Monomoy UpREIT as well as between GECM and GECC, and other private funds (collectively, the Funds). The performance obligation is satisfied and management fee revenue is recognized over time as the services are rendered, since the Funds simultaneously receive and consume the benefits provided as GECM and MCRE perform services. Management fee rates range from 1.0% to 1.5% of the management fee assets specified within each agreement and are calculated and billed in arrears of the period, either monthly or quarterly. The assets under management from which the fees are calculated are variable in nature and subject to factors outside of the Company's control, such as additional investments, withdrawals and market performance. Because of this, these fees are considered constrained until the end of the contractual measurement period (monthly or quarterly), which is when management fee asset values are generally determinable.

Incentive Fees

The Company earns incentive fees based on the investment management agreements GECM has with GECC and other private funds managed by GECM, and MCRE has with MP II, a feeder fund Monomoy REIT. Where an investment management agreement includes both management fees and incentive fees, the performance obligation is considered to be a single obligation for both fees. Incentive fees are variable consideration associated with the investment management agreements recognized when the contractual performance criteria have been met and when it is determined that they are no longer probable of significant reversal. Each of the contracts with customers are evaluated on an individual basis to determine the timing of revenue recognition. Incentive fees typically arise from investment management services that began in prior reporting periods. Incentive fees are earned based on investment performance during the period, subject to the achievement of minimum return levels or high-water marks, in accordance with the terms of the respective investment management agreements. Incentive fees are typically 20% of the performance-based metric specified within each agreement. Incentive fees are recognized when it is determined that they are no longer probable of significant reversal. Effective February 2026, GECM has waived all accrued and unpaid incentive fees for GECC through March 31, 2026. Additionally, effective April 2026, GECM has waived all accrued and unpaid incentive fees for GECC through June 30, 2026.

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

Real Estate Rental Income

The Company recognizes rental revenue in accordance with ASC 842, Leases, on a straight-line basis over the non-cancelable term of the lease. Under the terms of the lease, the Company may recover from the tenant certain expenses, including real estate taxes and other operating expenses. The recovery of these expenses is recognized in rental income in the accompanying consolidated statements of operations, in the same periods as the expenses are incurred. These expenses recognized in both revenue and expense may fluctuate from period to period based on actual expense amounts.

5. Related Party Transactions

Related party transactions are measured in part by the amount of consideration paid or received as established and agreed by the parties. Consideration paid for such services in each case is the negotiated value.

The following tables summarize activity and outstanding balances between the managed investment products and the Company:

	For the twelve months ended June 30,
(in thousands)	2026	2025
Net realized and unrealized (loss) gain on investments	$(18,596)	$4,692
Net realized and unrealized (loss) gain on investments of Consolidated Funds	(2,659)	3,322
Dividend income	3,096	3,448
Interest income	53	252

See Note 4 - Revenue for additional discussion of fees earned from managed investment products.

(in thousands)	June 30, 2026	June 30, 2025
Dividends receivable	$313	$310
Investment management revenues receivable	1,451	4,193
Administration and service fee receivable	423	300
Receivable for reimbursable expenses paid	187	1,642
Receivable for real estate property development	1,580	1,886
Receivables from managed funds	$3,954	$8,331

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

Investments

As of June 30, 2026, the Company owns 1,356,125 shares of GECC (approximately 9.8% of the outstanding shares). Certain officers and directors of GECC are also officers and directors of GEG. Jason W. Reese is our Chief Executive Officer and Chairman of our Board of Directors and also the Chief Executive Officer and Executive Chairman of GECC's Board of Directors, Adam M. Kleinman is our President, as well as the Chief Compliance Officer of GECC and Keri A. Davis is our Chief Financial Officer, as well as the Chief Financial Officer of GECC.

The Company receives dividends from its investments in GECC, MP II, Monomoy REIT and Monomoy UpREIT and earns unrealized gains and losses based on the mark-to-market performance of those investments. See Note 6 - Fair Value Measurements.

In February 2024, the Company invested $6.0 million for a 25% interest in Great Elm Strategic Partnership I, LLC (GESP). The Company's investment in GESP is accounted for using the fair value option and it is included in Investments, at fair value on the consolidated balance sheets. GESP owns 1,378,260 shares of GECC as of June 30, 2026.

In June 2024, the Company invested $3.0 million for a 25% interest in Prosper Peak Holdings, LLC (PPH). The Company's investment in PPH is accounted for using the fair value option and it is included in Investments, at fair value on the consolidated balance sheets. PPH owns 972,506 shares of GECC as of June 30, 2026.

In December 2024, the Company invested $3.3 million for a 25% interest in Summit Grove Partners, LLC (SGP). The Company's investment in SGP is accounted for using the fair value option and it is included in Investments, at fair value on the consolidated balance sheets. SGP owns 1,049,527 shares of GECC as of June 30, 2026.

The investments in GESP, PPH and SGP are classified as Level 3 assets, as discussed in Note 6 - Fair Value Measurements.

Other Transactions

GECM has shared personnel and reimbursement agreements for back-office personnel with ICAM. Jason W. Reese, the Chief Executive Officer and Chairman of the Company’s Board of Directors, is the Chief Executive Officer of ICAM. Certain costs incurred under these agreements relate to human resources and other administrative services provided by ICAM employees, for the benefit of the Company and its subsidiaries, and are included in compensation and benefits and selling, general and administrative expenses in the consolidated statements of operations. For the years ended June 30, 2026 and 2025 such costs were $0.7 million and $0.5 million, respectively. As of June 30, 2026 and 2025 costs of $0.2 million and $0.2 million, respectively, related to the shared service agreement are included in current portion of related party payables. Other costs include operational or administrative services performed on behalf of the funds managed by GECM and are included in receivables from managed funds in the consolidated balance sheets. As of June 30, 2026 and 2025, costs of $11 thousand and $15 thousand, respectively, related to the shared services agreements were included in receivables from managed funds, respectively.

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

In May 2025, GECC and GECM entered into an equity distribution agreement with an investment bank (the Agent), under which the GECC may issue and sell through the Agent, from time to time, shares of its common stock. Such sales are made by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The sales price per share of the common stock sold in the offering, less the Agent’s commission, will not be less than the NAV per share of the common stock at the time of such sale. Consistent with the terms of the equity distribution agreement, GECM or an affiliate of GECM may, from time to time and in their sole discretion, contribute proceeds necessary to ensure that no sales are made at a price below the then-current NAV per share. During the year ended June 30, 2026, GECM contributed approximately $0.1 million to these sales. During the year ended June 30, 2025, GECM contributed approximately $22 thousand to these sales.

See Note 14 - Convertible Notes for details on the Convertible Notes issued to related parties.

In January 2025, the Company issued a promissory note to Monomoy REIT for up to $10.0 million (the Monomoy Note) of which $8.0 million was drawn as of June 30, 2025. The note was fully paid down in July 2025. The Monomoy Note accrued interest at 8.0% per annum payable semi-annually in arrears. For the year ended June 30, 2026, $0.1 million of interest income was recognized related to the Monomoy Note. For the year ended June 30, 2025, $0.3 million of interest income was recognized related to the Monomoy Note. The note was fully paid down in July 2025.

The Company’s subsidiaries may from time to time make payments to vendors that are related parties, including payments to procure construction supplies. The total purchases from vendors that are related parties were $1.0 million and $0.6 million for the years ended June 30, 2026 and 2025, respectively. These payments were made subsequent to the Greenfield Acquisition on February 5, 2025.

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

The valuation techniques applied to investments held by the Company and by the Consolidated Fund (as defined below) vary depending on the nature of the investment. The financial assets and liabilities of the Consolidated Funds are presented in Note 7 - Variable Interest Entities.

Equity and equity-related securities

Securities traded on a national securities exchange are stated at the close price on the valuation date. To the extent these securities are actively traded and valuation adjustments are not applied, they are classified as Level 1.

Equity investments that do not have readily-available market prices utilize valuation models or recent transactions to determine fair value and are classified as Level 3. As of June 30, 2026, the Company had equity investments in three special purpose vehicles that were valued using a discounted cash flows model with discount rates ranging from 10.0% - 11.4% (weighted average 11.2%) and an equity investment in one private company that was valued using a recent transaction. As of June 30, 2025, the Company had equity investments in three special purpose vehicles that were valued using a discounted cash flows model with discount rates ranging from 9.8% - 11.3% (weighted average 10.4%).

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

As of June 30, 2026 and June 30, 2025, investments in private funds include investments in Monomoy UpREIT, Monomoy REIT and MP II, each of which are managed by wholly-owned subsidiaries of the Company, in addition to private funds managed by third-party investment managers. During the three months ended December 31, 2024, $4.0 million of our investment in Monomoy UpREIT was transferred to Monomoy REIT via an in-kind contribution which represents a non-cash transaction. The private funds generally allow redemptions annually with 60-90 days’ notice. There is no set duration for the private funds.

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

See Note 13 - Long-Term Debt for additional discussion related to the fair value of our notes payable and other long-term debt. The carrying value of all other financial assets and liabilities approximate their fair values.

Investments at Fair Value, held by the Company

As of June 30, 2026 and 2025 the Company's cost of investments was $53.6 million and $54.2 million.

The assets and liabilities measured at fair value on a recurring basis which are held by the Company are summarized in the tables below:

	Fair Value as of June 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investments	$7,395	$-	$1,797	$9,192
Total assets within the fair value hierarchy	$7,395	$-	$1,797	$9,192
Investments valued at net asset value				$23,420
Total assets				$32,612

	Fair Value as of June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investments	$15,427	$-	$13,374	$28,801
Total assets within the fair value hierarchy	$15,427	$-	$13,374	$28,801
Investments valued at net asset value				$31,813
Total assets				$60,614

There were no transfers between levels of the fair value hierarchy during the years ended June 30, 2026 and 2025.

The following is a reconciliation of changes in Level 3 assets:

	For the twelve months ended June 30,
(in thousands)	2026	2025

Beginning balance	$13,374	$5,265
Purchases	1,000	3,300
Payments	-	146
Change in fair value	(12,577)	4,663
Ending balance	$1,797	$13,374
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(12,577)	$4,663

The following is a reconciliation of changes in Level 3 liabilities:

	For the twelve months ended June 30,
(in thousands)	2026	2025

Beginning balance	$-	$428
Payments	-	(422)
Change in fair value	-	(6)
Ending balance	$-	$-

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

The Company retains the specialized investment company accounting guidance under US GAAP with respect to the consolidated funds (collectively, the Consolidated Funds). As such, investments of the Consolidated Funds are included in the consolidated balance sheets at fair value and the net realized and unrealized gains or losses on those investments are included as a component of non-operating income on the consolidated statements of operations. Redeemable non-controlling interest in the Consolidated Funds is included in net (loss) income attributable to non-controlling interest in Consolidated Funds. The Company's risk with respect to the Consolidated Funds is limited to its beneficial interests in these funds. The assets of Consolidated Funds are not available to creditors of the Company. The creditors of Consolidated Funds do not have recourse to the Company other than to the assets of the respective Consolidated Funds.

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

See Note 2 - Summary of Significant Accounting Policies for additional details.

Investments at Fair Value, Consolidated Funds

The assets of the Consolidated Funds measured at fair value on a recurring basis are summarized in the tables below:

	Fair Value as of June 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets of Consolidated Funds:
Equity investments	$-	$54	$239	$293
Debt securities	-	-	3,517	3,517
Total assets within the fair value hierarchy	$-	$54	$3,756	$3,810
Investments valued at net asset value				$1,536
Total assets				$5,346

	Fair Value as of June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets of Consolidated Funds:
Equity investments	$-	$-	$231	$231
Debt securities	-	3,891	5,208	9,099
Total assets within the fair value hierarchy	$-	$3,891	$5,439	$9,330
Investments valued at net asset value				$4,997
Total assets				$14,327

The following is a reconciliation of changes in fair value of Level 3 assets of Consolidated Funds:

	For the twelve months ended June 30,
(in thousands)	2026	2025

Beginning balance	$5,439	$7,781
Transfers In(1)	359	822
Transfers Out(1)	(54)	(1,775)
Purchases	1,444	1,788
Sales and Paydowns	(3,350)	(3,224)
Net Accretion	32	40
Change in fair value	(114)	7
Ending balance	$3,756	$5,439
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(178)	$68

(1) Transfers in and out include changes in the observability of inputs used in valuations and pricing transparency.

The following table below presents the ranges of significant unobservable inputs used to value Level 3 assets as of June 30, 2026 and June 30, 2025.

As of June 30, 2026
Investment Type	Fair value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Debt	$3,517	Income Approach	Discount Rate	10.13% - 30.84% (14.31%)
Total Debt	$3,517

Equity/Other	239	Market Approach	Earnings Multiple	8.25 - 14.57 (8.89)
Total Equity/Other	$239

As of June 30, 2025
Investment Type	Fair value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Debt	$5,064	Income Approach	Discount Rate	9.44% - 25.71% (14.14%)
	144	Recent Transaction
Total Debt	$5,208

Equity/Other	231	Recent Transaction
Total Equity/Other	$231

8. Segment Reporting

During the first quarter of fiscal 2026, in conjunction with the equity transaction entered into with KLIM and the formation of REV (see Note 20 - Equity Transactions), the Company realigned the information that the CODM regularly reviews to evaluate performance for operating decision-making purposes, including performance assessment and allocation of resources. As a result of this change in segment reporting (see Note 1 - Organization), the Company retrospectively recast prior period results, by segment, to conform to the current period presentation. This structure includes two reportable segments: Alternative Credit and Real Estate. The structure is based on the Company’s various investment strategies.

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

Our CODM is our Chief Executive Officer and Chairman of the Company’s Board of Directors, Jason W. Reese. The primary measure used by CODM in measuring performance and allocating resources to the segments is net income, as reported on our consolidated statements of operations, predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis when making decisions about internal operations, such as staffing and related compensation, and planning for future investments. The Company does not disclose total asset information for its reportable segments as the information is not reviewed by the CODM.

The following table provides the operating financial results of our operating segments for the year ended June 30, 2026:

	For the twelve months ended June 30, 2026
(in thousands)	Alternative Credit	Real Estate	Total Segments	Corporate & Other	Total
Revenues	$6,071	$21,705	$27,776	$-	$27,776
Cost of revenues	-	13,248	13,248	-	13,248
Operating expenses:
Compensation and benefits	5,316	11,109	16,425	3,157	19,582
Depreciation and amortization	177	1,039	1,216	83	1,299
Selling, general and administrative	1,542	2,513	4,055	3,602	7,657
Non-operating income/(expenses):
Dividends and interest income	-	53	53	4,724	4,777
Interest expense	-	-	-	(4,106)	(4,106)
Net realized and unrealized loss	-	-	-	(22,244)	(22,244)
Net realized and unrealized loss on investments of Consolidated Funds	-	-	-	(2,659)	(2,659)
Interest and other income of Consolidated Funds	-	-	-	958	958
Loss before income taxes	(964)	(6,151)	(7,115)	(30,169)	(37,284)
Income tax (expense) benefit	-	(212)	(212)	588	376
Net loss	$(964)	$(6,363)	$(7,327)	$(29,581)	$(36,908)

	For the twelve months ended June 30, 2025
(in thousands)	Alternative Credit	Real Estate	Total Segments	Corporate & Other	Total
Revenues	$10,323	$5,993	$16,316	$-	$16,316
Cost of revenues	-	1,082	1,082	-	1,082
Operating expenses:
Compensation and benefits	6,383	5,959	12,342	3,136	15,478
Depreciation and amortization	273	976	1,249	-	1,249
Selling, general and administrative	1,317	1,744	3,061	3,449	6,510
Non-operating income/(expenses):	-	-		-
Dividends and interest income	1	-	1	6,056	6,057
Interest expense	-	-	-	(4,157)	(4,157)
Net realized and unrealized gain	-	-	-	16,854	16,854
Net realized and unrealized gain on investments of Consolidated Funds	-	-	-	3,322	3,322
Interest and other income of Consolidated Funds	-	-	-	1,563	1,563
Income (loss) before income taxes	2,351	(3,768)	(1,417)	17,053	15,636
Income tax expense	-	-	-	(86)	(86)
Net income (loss)	$2,351	$(3,768)	$(1,417)	$16,967	$15,550

Selling, general and administrative includes expenses such as insurance, rent, professional fees and other expenses, along with expenses of the Consolidated Funds.

9. Identifiable Intangible Assets, Net

The following table is a summary of the Company’s intangible assets as of June 30, 2026 and 2025:

	As of June 30, 2026			As of June 30, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Investment management agreements	$15,264	$(6,645)	$8,619	$15,264	$(5,731)	$9,533
Assembled workforce	1,103	(711)	392	1,103	(632)	471
Customer related	1,610	(150)	1,460	1,610	(43)	1,567
Licenses	450	(42)	408	450	(12)	438
Identifiable intangible assets, net	$18,427	$(7,548)	$10,879	$18,427	$(6,418)	$12,009

During the years ended June 30, 2026 and 2025, the Company recorded amortization expense of $1.1 million and $1.1 million, respectively, within depreciation and amortization on the consolidated statements of operations.

The following table provides the estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter:

(in thousands)	Estimated Future Amortization Expense
For the year ending June 30, 2027	1,096
For the year ending June 30, 2028	1,068
For the year ending June 30, 2029	1,045
For the year ending June 30, 2030	1,027
For the year ending June 30, 2031	986
Thereafter	5,657
Total	$10,879

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

In December 2024, a development was completed and the lease commenced. In September 2025, the Company completed the sale of this property for consideration totaling $7.0 million. In March 2026, another development was completed and the lease commenced. In June 2026, the Company completed the sale of this property for consideration totaling $7.3 million. This property sale was to Monomoy Properties REIT, LLC a related party. Upon completion of each of the developments, the Company began to depreciate the assets over the expected useful life of 39 years. During the years ended June 30, 2026 and 2025, the Company recognized depreciation expense totaling approximately $0.1 million and $0.1 million, respectively, in connection with the assets. There was $0.2 million of lease income relating to lease payments on the assets for the year ended June 30, 2026. There was $0.3 million of lease income relating to lease payments for the year ended June 30, 2025.

During the years ended June 30, 2026 and 2025, the Company capitalized costs of $6.5 million and $3.4 million, respectively, within real estate assets, net on its consolidated balance sheet, representing the development and construction costs directly identifiable with the real estate projects.

11. Lessee Operating Leases

The Company leases office spaces in Boston, Massachusetts and Charleston, South Carolina under operating leases. Through December 2024, the Company also leased office space in Waltham, Massachusetts. The following table summarizes operating and variable lease cost and cash paid for amounts included in the measurement of lease liabilities for the years ended June 30, 2026 and 2025:

	For the twelve months ended June 30,
(in thousands)	2026	2025
Operating lease cost	$484	$492
Variable lease cost	39	59
Cash paid for operating leases	474	493

The following table provides details on the leases presented in the consolidated balance sheets as of June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025
Weighted-average remaining life	3.4 years	4.3 years
Weighted-average discount rate	8.1%	8.1%

The following table provides a maturity analysis of the Company's operating lease liabilities as of June 30, 2026:

(in thousands)	June 30, 2026
For the year ending June 30, 2027	421
For the year ending June 30, 2028	417
For the year ending June 30, 2029	426
Thereafter	143
Total lease payments	$1,407
Imputed interest	(147)
Total lease liabilities	$1,260

The Company’s office leases in Boston, Massachusetts, and Charleston, South Carolina, provide a five-year and a three-year optional extension periods, respectively. As the Company is not reasonably certain to exercise the options, the periods covered by the options are not included in the respective lease terms or the measurement of the respective lease liabilities.

In March 2026, the Company signed a new office lease which commenced in August 2026. As none of the criteria for recognition have been met as of June 30, 2026, there is no corresponding lease liability or right-of-use asset associated with this lease included in the consolidated balance sheet.

12. Accrued Expenses and Other Current Liabilities

As of June 30, 2026 and 2025, accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2026	June 30, 2025
Payroll and other employee-related costs	$3,912	$4,616
Construction business expenses	619	2,591
Other	1,401	500
Accrued expenses and other current liabilities	$5,932	$7,707

13. Long-Term Debt

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

The Company’s long-term debt is summarized in the following table:

(in thousands)	June 30, 2026	June 30, 2025
GEGGL Notes	$26,945	$26,945
Total principal	$26,945	$26,945
Unamortized debt discounts and issuance costs	(287)	(572)
Long-term debt	26,658	26,373

Deferred financing costs are amortized to interest expense on a straight-line basis over the five-year term of the loan. During the years ended June 30, 2026 and 2025, the Company incurred interest expense of $2.2 million and $2.2 million, respectively, attributed to its long-term debt. See Note 14 - Convertible Notes for interest expense on Convertible Notes.

The GEGGL Notes include covenants that limit additional indebtedness or the payment of dividends subject to compliance with a net consolidated debt to equity ratio of 2:1. As of June 30, 2026, our net consolidated debt to equity ratio is 0.25:1.00. The fair value of the GEGGL Notes as of June 30, 2026 and June 30, 2025 was $26.7 million and $25.3 million.

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

As of June 30, 2026, the total principal balance of Convertible Notes outstanding was $36.8 million, including cumulative interest paid in-kind. The Convertible Notes are held by a consortium of investors, including $17.9 million issued to certain related parties. As of June 30, 2026, such Convertible Notes issued to related parties include:

▪
$8.2 million issued to entities associated with Matthew A. Drapkin, including funds managed by Northern Right Capital Management, L.P. (Northern Right), a significant shareholder, which are currently convertible into approximately 2,364,027 shares of the Company's common stock. Mr. Drapkin, a member of the Company’s Board of Directors, is the Chief Executive Officer of Northern Right. Mr. Drapkin and certain funds managed by Northern Right have agreed not to convert its notes into shares of the Company's common stock prior to July 15, 2027.
▪
$8.8 million issued to entities associated with Jason W. Reese, the Chief Executive Officer and Chairman of the Company’s Board of Directors, including funds managed by ICAM, a significant shareholder, which are currently convertible into approximately 2,521,618 shares of the Company’s common stock. ICAM has agreed to not convert its Convertible Notes into shares of the Company’s common stock prior to November 2026.
▪
$0.9 million issued to entities associated with Eric J. Scheyer, a member of the Company’s Board of Directors.

In addition, a third party noteholder, PC Elfun, LLC (PC Elfun), was issued $12.0 million of Convertible Notes which are currently convertible into approximately 2,948,046 shares of the Company’s common stock. PC Elfun has agreed not to convert its notes into shares of the Company's common stock indefinitely.

The Company may, subject to compliance with the terms of the Convertible Notes, effect the conversion of some or all of the Convertible Notes into shares of common stock, subject to certain liquidity and pricing requirements, as specified in the Convertible Notes.

The embedded conversion feature in the Convertible Notes qualifies for the scope exception to derivative accounting in FASB ASC Topic 815, Derivatives and Hedging, for certain contracts involving a reporting entity’s own equity. The Company incurred $1.2 million in issuance costs on the original issuance that are amortized over the 10-year term. Convertible Notes recorded on the Company's consolidated balance sheets as of June 30, 2026 and 2025 are summarized in the following table:

(in thousands)	June 30, 2026	June 30, 2025
Convertible Notes principal	$36,838	$35,063
Unamortized debt issuance costs	(364)	(461)
Convertible Notes	36,474	34,602

The Company incurred interest expense of $1.9 million and $1.9 million related to the Convertible Notes for the years ended June 30, 2026 and 2025, respectively, inclusive of non-cash interest related to amortization of debt issuance costs. Interest was paid in-kind by issuing $1.8 million and $1.8 million of additional Convertible Notes to holders for the years ended June 30, 2026 and 2025, respectively.

15. Earnings per Share

The following table presents the calculation of basic and diluted net income (loss) per share:

	For the twelve months ended June 30,
(in thousands except per share amounts)	2026	2025
Numerator:
Net (loss) income attributable to Great Elm Group, Inc. stockholders	$(35,444)	$12,891
Effect of dilutive securities:
Interest expense associated with Convertible Notes	-	1,926
Numerator for diluted EPS - Net (loss) income attributable to Great Elm Group, Inc. stockholders after the effect of dilutive securities	$(35,444)	$14,817
Denominator:
Denominator for basic EPS - Weighted average shares of common stock outstanding	30,289	27,642
Effect of dilutive securities:
Restricted stock	-	1,077
Convertible Notes	-	10,098
Denominator for diluted EPS - Weighted average shares of common stock outstanding after the effect of dilutive securities	30,289	38,817
Net (loss) income attributable to stockholders per share
Basic	$(1.17)	$0.47
Diluted	(1.17)	0.38

The following table details the securities that have been excluded from the above computation of weighted-average number of shares for diluted EPS, because the effect would be anti-dilutive.

	For the twelve months ended June 30,
(in thousands)	2026	2025
Restricted stock	256	-
Convertible Notes	10,352	-
Total Anti-Dilutive Securities	10,608	-

16. Non-Controlling Interests

Non-Controlling Interests

Holders of non-controlling interests in a subsidiary of the Company hold certain rights, which result in the classification of the securities as either liability, temporary equity, or permanent equity. The following table summarizes the non-controlling interest balances on the consolidated balance sheets:

(in thousands)	June 30, 2026	June 30, 2025
Consolidated Funds
Permanent equity	-	10,348
Total non-controlling interests	$-	$10,348

The following table summarizes the net income (loss) attributable to the non-controlling interests on the consolidated statements of operations:

	For the twelve months ended June 30,
(in thousands)	2026	2025
Consolidated Funds
Permanent equity	(1,464)	2,659
Net loss attributable to non-controlling interest	$(1,464)	$2,659

Consolidated Fund – Non-controlling interest classified as permanent equity

As of June 30, 2026, the Company held 100% of capital in the Consolidated Fund. As of June 30, 2025, the Company held approximately 42% of the capital in the Consolidated Fund and the remaining capital was recorded as a non-controlling interest that included affiliated individuals and entities.

17. Share-Based and Other Non-Cash Compensation

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

Stock Plans

In June 2016, the Company’s stockholders approved the Great Elm Group, Inc. 2016 Long-Term Incentive Plan (the 2016 Long-Term Incentive Plan), as subsequently amended, and the Great Elm Group, Inc. 2016 Employee Stock Purchase Plan (the 2016 Employee Stock Purchase Plan). In November 2022, the Company’s stockholders approved an increase to the number of shares available for issuance under the 2016 Long-Term Incentive Plan by 2,900,000 shares. The 2016 and 2025 Long-Term Incentive Plan's are administered by the Compensation Committee of the Board of Directors (the Compensation Committee) and provide for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, cash-based awards and other stock-based awards. As of June 30, 2026, the Company had a total of 3,994,332 shares outstanding under the 2016 and 2025 Long-Term Incentive Plan's and no shares were outstanding under the 2016 Employee Stock Purchase Plan.

The following table summarizes the number of common shares available for future issuance under the plans discussed above as of June 30, 2026:

Shares of Common Stock Available for Future Issuance	Shares
2016 Long-Term Incentive Plan	978,952
2016 Employee Stock Purchase Plan	944,000
2025 Long-Term Incentive Plan	4,617,203
Total	6,540,155

Restricted Stock Awards and Restricted Stock Units

The following table presents activity related to the Company’s restricted stock awards and restricted stock units for the year ended June 30, 2026:

Restricted Stock Awards and Restricted Stock Units	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2025	1,077	$1.93
Granted	1,173	2.59
Vested	(876)	2.17
Forfeited	(13)	2.34
Outstanding at June 30, 2026	1,361	$2.34

Restricted stock awards and restricted stock units have vesting terms between 1-4 years and are subject to service requirements. During the year ended June 30, 2026, the Company granted 1,172,954 restricted stock awards and did not grant any restricted stock units. The aggregate grant date fair value of restricted stock awards and restricted stock units granted during the years ended June 30, 2026 and 2025 was $3.0 million and $1.8 million, respectively. For the years ended June 30, 2026 and 2025, the total intrinsic value of restricted stock vested was $2.1 million and $2.1 million, respectively.

Stock Options

The following table presents activity related to the Company’s stock options for the year ended June 30, 2026:

Stock Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2025	3,006	$2.57	6.00	$-
Forfeited, cancelled or expired	(176)	3.60	-	-
Outstanding at June 30, 2026	2,830	$2.50	5.23	$-
Exercisable at June 30, 2026	830	$3.60	1.29	$-

There were no options granted during the years ended June 30, 2026 and 2025.

Stock-Based Compensation Expense

Stock-based compensation expense related to all restricted stock awards, restricted stock units, and stock options totaled $2.3 million and $2.0 million for the years ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and 2025, the Company had unrecognized compensation cost related to all unvested restricted stock awards, restricted stock units, and stock options totaling $2.4 million and $1.7 million, respectively, expected to be recognized as the awards and options vest over the next 1.7 years.

Non-Employee Director Deferred Compensation Plan

In December 2020, the Company established the Great Elm Group, Inc. Non-Employee Directors Deferred Compensation Plan allowing non-employee directors to defer their cash and/or equity compensation under a non-revocable election for each calendar year. Such compensation is deferred until the earlier of 3 years from the original grant date of such compensation, termination of service, or death, and is payable in common stock shares. As of June 30, 2026, there were no restricted stock awards and restricted stock units that were deferred under this plan (and thus included in the number of restricted stock awards and restricted stock units outstanding as of that date).

Other Non-Cash Compensation

During the years ended June 30, 2026 and June 30, 2025, the Company issued compensation to certain employees in the form of GECC common shares to be settled with GECC shares currently held by the Company. The total value of GECC shares awarded for the year ended June 30, 2026 was $1.0 million, of which $0.2 million vested immediately, and the balance will vest annually pro-rata over a three year period. Related compensation expense was $0.6 million for the year ended June 30, 2026. The total value of GECC shares awarded for the year ended June 30, 2025 was $1.3 million, of which $0.3 million vested immediately, and the balance will vest annually pro-rata over a three year period. Related compensation expense was $1.2 million for the year ended June 30, 2025.

During the years ended June 30, 2026 and June 30, 2025, the Company issued compensation to certain employees in the form of restricted membership interest rights in MP II to be settled with the membership interest currently held by the Company. The total value of the MP II restricted membership interests awarded for the year ended June 30, 2026 was $0.5 million, which vest on the third anniversary of the grant date. Related compensation expense was $0.6 million for the year ended June 30, 2026. The total value of the MP II restricted membership interests awarded for the year ended June 30, 2025 was $0.4 million, which vest on the third anniversary of the grant date. Related compensation expense was $0.3 million for the year ended June 30, 2025.

During the year ended June 30, 2025, the Company issued compensation to certain employees in the form of restricted membership interest rights in Monomoy REIT to be settled with the membership interest currently held by the Company. The total value of the Monomoy REIT restricted membership interests awarded for the year ended June 30, 2025 was $0.5 million, which will vest on the fifth anniversary of the grant date. Related compensation expense was $0.2 million for the year ended June 30, 2026. Related compensation expense was $0.1 million for the year ended June 30, 2025.

18. Income Taxes

The Company had income (loss) before income taxes of $(37.3) million and $15.6 million, respectively, for the years ended June 30, 2026 and 2025. There was no foreign activity during these years.

The provision for income taxes includes the following:

	For the years ended June 30,
(in thousands)	2026	2025
Current	$(312)	$(130)
Deferred	(64)	216
Income tax (benefit) expense	$(376)	$86

The Company recognized an income tax benefit of $0.4 million for the year ended June 30, 2026 and an income tax expense of $0.1 million for the year ended June 30, 2025. The benefit for the year ended June 30, 2026 consists primarily of the release of uncertain tax positions related to a lapse of the statute of limitations and the reduction of the naked credit deferred tax liability. The expense for the year ended June 30, 2025 consists of the recognition of income tax expense related to the deferred tax liability with an indefinite reversal period. This is offset by the income tax benefit recognized from the reversal of the prior year's income tax expense, resulting from provision-to-return adjustments.

The following table reconciles the expected corporate federal income tax benefit, computed by multiplying the Company's income (loss) before income taxes by the statutory tax rate of 21%, to the total tax expense, after the adoption of ASU 2-23-09.

	For the year ended June 30,
(in thousands)	2026
US federal statutory income tax benefit	$(7,830)	21.0%
Nontaxable or nondeductible items
Compensation	150	-0.4%
Other	13	0.0%
Cross-border tax effects	56	-0.1%
Other reconciling items
Investment in partnerships	(107)	0.3%
Passthrough investment in REV	1,348	-3.6%
Other	(103)	0.3%
Change in valuation allowance	6,461	-17.3%
State taxes net of federal impact	28	-0.1%
Changes in uncertain tax benefits	(392)	1.1%
Income tax benefit	$(376)	1.2%

The following table reconciles the expected corporate federal income tax expense, computed by multiplying the Company's income (loss) before income taxes by the statutory tax rate of 21%, to the total tax expense, prior to the adoption of ASU 2023-09.

For the year ended June 30,
(in thousands)	2025
Federal tax expense (benefit) at statutory rate	$2,777
Change in valuation allowance	(3,848)
State taxes net of federal impact	552
Provision to return and other deferred tax	(145)
Net operating loss and credit expirations	713
Other	37
Income tax expense	$86

The tax effect of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are as follows:

	As of June 30,
(in thousands)	2026	2025
Deferred Tax Assets:
Net operating loss carryforwards	$3,679	$2,099
Accruals and allowances not deductible for tax purposes	19	230
Identifiable intangible assets	312	445
Stock based and accrued compensation	1,054	1,665
Unrealized loss on investments	5,646	-
Investment in partnerships	2,887	3,076
Interest expense carryforward	1,106	873
Other	347	450
Total deferred tax assets, gross	$15,050	$8,838
Less: valuation allowance	$(14,821)	$(6,278)
Total deferred tax assets, net	$229	$2,560
Deferred Tax Liabilities:
Unrealized gain on investment	-	(2,250)
Other	(380)	(526)
Total deferred tax liabilities, gross	$(380)	$(2,776)

Total deferred tax liabilities, net	$(151)	$(216)

In light of the history of cumulative operating losses, the Company recorded a valuation allowance for all of its federal and state deferred tax assets, as it is presently unable to conclude that it is more likely than not that the federal and state deferred tax assets in excess of deferred tax liabilities will be realized. For the year ended June 30, 2026 the Company reflects a deferred tax liability in the amount of $0.2 million due to the future tax liability from an asset with an indefinite life. The future tax liability from this indefinite lived asset can be offset by up to 30% of business interest carryforward and 80% of net operating loss carryforwards created after 2017. The remaining portion of the future tax liability from indefinite lived assets cannot be used to offset definite lived deferred tax assets. The increase of $8.5 million in the overall valuation allowance relates primarily to the unrealized loss recognized on the Company's investments recorded to fair value and the expiration of federal tax attributes. The state deferred amounts reflected in the above table were calculated using the enacted tax rates.

As of June 30, 2026, the Company had net operating loss (NOL) carryforwards for federal income tax purposes of approximately $13.4 million, of which approximately $1.5 million will expire in fiscal years 2027 through 2038 and $11.9 million can be carried forward indefinitely. As of June 30, 2026, the Company also had $14.0 million of state NOL carryforwards, principally in Massachusetts, that will expire from 2037 to 2046.

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

During the years ended June 30, 2026 and 2025, the total amount of gross unrecognized tax benefit activity was as follows:

(in thousands)
Balance as of June 30, 2024	$508
Lapse of statute of limitations	(176)
Balance as of June 30, 2025	$332
Lapse of statute of limitations	(332)
Balance as of June 30, 2026	$-

The Company’s policy is to include interest and penalties related to unrecognized tax benefits in tax expense on the Company’s consolidated statements of operations. As of June 30, 2026, the Company had no unrecognized tax benefits. As of June 30, 2025, the Company had approximately $0.3 million of unrecognized tax benefits, including interest and penalties, recognized on our balance sheet. These liabilities are primarily recorded as non-current as of the balance sheet date. As of June 30, 2026, there was no accrual for interest and penalties associated with tax liabilities. As of June 30, 2025, the accrual for interest and penalties associated with tax liabilities was $0.2 million. These unrecognized tax benefits, if recognized, would decrease the effective tax rate in the year of resolution.

The Company files income tax returns in accordance with the tax laws of the jurisdictions in which it operates. Federal and state income tax returns are generally subject to examination for tax years ended June 30, 2022 through the present. To the extent the Company has tax attribute carryforwards, the tax years in which those attributes were generated may remain subject to adjustment upon examination by the Internal Revenue Service (IRS), with the exception of fiscal years 2009 and 2010, for which IRS examinations have been completed, or by state tax authorities, to the extent such attributes are utilized in a future period. The Company is not currently under examination by any tax authorities.

The Company has performed an evaluation of the impact of the OBBBA on the Company's effective tax rate and deferred tax assets in year ended June 30, 2026 and future periods. Based on this evaluation, the tax reform provisions do not have a material impact on the Company's consolidated financial statements and related disclosures for the year ended June 30, 2026. We will continue to assess the implications of the OBBBA, and our tax provision may be further impacted as additional guidance from the U.S department of the Treasury is released.

19. Commitments and Contingencies

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

20. Equity Transactions

On July 31, 2025, the Company entered into a Stock Purchase Agreement (the Stock Purchase Agreement) with certain funds affiliated with KLIM, a Delaware limited liability company (such funds, the Purchasers), pursuant to which the Purchasers purchased, and the Company issued, 1,353,885 shares (the Shares) of the Company’s common stock (the Common Stock), at a 20-day volume-weighted average price calculated at market close the business day prior to the date of the Stock Purchase Agreement of $2.1144 per share, or an aggregate purchase price of $2.9 million. The Shares were issued in a private placement exempt from registration under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act of 1933.

Profits Interest Agreement

In connection with the transaction described above, the Company formed a new holding company for its real estate business, REV, a Delaware limited liability company. The Company is the sole member of REV and owns all of its equity interests, including its preferred equity pursuant to which it is entitled to a cumulative preferred distribution of 12.5% per annum and priority in distributions relating to the proceeds of certain specified transactions, subject to the right of the certain funds affiliated with KLIM set forth therein (the Investors) to purchase a pro rata participation interest in such preferred equity in an amount equal to the Profits Interest Percentage. Pursuant to an Amended Profits Interest Agreement (the Amended Profits Interest Agreement), dated May 12, 2026, by and among the Company, REV and the Investors, each Investor will be entitled to receive, concurrently with any distribution of income made by REV to the holders of its common equity interests, its pro rata portion of an amount equal to 15% of the aggregate amount of such distribution (the Profit Interest Percentage), which percentage will increase by 2.0% upon the funding of $50.0 million of borrowings drawn under the Loan Agreement, dated July 31, 2025, between Monomoy Properties REIT, LLC, as borrower, entities managed by KLIM, as lenders, and Alter Domus (US) LLC, as agent for the lenders, up to a maximum of 17%. Each Investor will have certain tag-along rights in the event that the Company or its affiliates decides to transfer its common or preferred equity in REV above a certain threshold. These profits interest are classified as non-redeemable non-controlling interests as a component of permanent equity as they are not subject to holder put rights.

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

21. Subsequent Events

In July 2026, MBTS closed on a $3.0 million purchase of a property for a build-to-suit location.