Form 10-Q
period 2026-09-30
Great Elm Group, Inc.
filed 2026-11-04
CIK 1831096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of October 29, 2026, there were 30,848,485 shares of the registrant’s common stock outstanding.

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
▪
changes in laws and regulations governing our operations; and
▪
other factors described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026 under “Risk Factors” or as set forth from time to time in our Securities and Exchange Commission (SEC) filings.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Great Elm Group, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

Dollar amounts in thousands (except per share data)

ASSETS	September 30, 2026	June 30, 2026
Current assets
Cash and cash equivalents	$43,204	$53,474
Receivables from managed funds	3,973	3,954
Investments, at fair value	35,217	32,612
Prepaid and other current assets	1,771	1,671
Real estate assets, net	8,963	2,403
Assets of Consolidated Funds:
Cash and cash equivalents	-	113
Investments, at fair value	-	5,346
Other assets	-	61
Total current assets	93,128	99,634
Identifiable intangible assets, net	10,601	10,879
Goodwill	440	440
Right-of-use assets	3,990	1,238
Other assets	1,854	1,493
Total assets	$110,013	$113,684
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$924	$1,215
Accrued expenses and other current liabilities	3,839	5,932
Debt (face value $26,945)	26,730	-
Related party payables	205	234
Current portion of lease liabilities	579	337
Liabilities of Consolidated Funds:
Accrued expenses and other liabilities	-	11
Total current liabilities	32,277	7,729
Lease liabilities, net of current portion	3,459	923
Debt (face value $26,945)	-	26,658
Convertible notes (face value $36,838 and $36,838, including $17,853 and $17,853 held by related parties, respectively)	36,499	36,474
Other liabilities	1,129	1,091
Total liabilities	73,364	72,875
Commitments and contingencies (Note 17)
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 authorized and zero outstanding	-	-
Common stock, $0.001 par value; 350,000,000 shares authorized and 30,940,370 shares issued and 29,941,200 outstanding at September 30, 2026; and 31,139,625 shares issued and 29,778,239 outstanding at June 30, 2026	27	27
Additional paid-in-capital	3,316,275	3,316,289
Accumulated deficit	(3,279,653)	(3,275,507)
Total Great Elm Group, Inc. stockholders' equity	36,649	40,809
Redeemable non-controlling interest in Consolidated Funds	-	-
Total stockholders' equity	36,649	40,809
Total liabilities and stockholders' equity	$110,013	$113,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

Amounts in thousands (except per share data)

	For the three months ended September 30,
	2026	2025
Revenues	$3,338	$10,788
Cost of revenues	-	6,748
Operating costs and expenses:
Compensation and benefits	5,034	5,237
Selling, general and administrative	1,487	2,166
Depreciation and amortization	305	342
Expenses of Consolidated Funds	-	21
Total operating costs and expenses	6,826	7,766
Operating loss	(3,488)	(3,726)
Dividends and interest income	1,195	1,238
Interest expense	(1,055)	(1,028)
Net realized and unrealized loss	(803)	(2,861)
Net realized and unrealized loss on investments of Consolidated Funds	-	(1,808)
Interest and other income of Consolidated Funds	-	352
Loss before income taxes	(4,151)	(7,833)
Income tax benefit (expense)	5	(71)
Net loss	$(4,146)	$(7,904)
Less: net loss attributable to non-controlling interest in Consolidated Funds	-	(874)
Net loss attributable to Great Elm Group, Inc. stockholders	$(4,146)	$(7,030)
Net loss attributable to stockholders per share
Basic	$(0.14)	$(0.24)
Diluted	(0.14)	(0.24)
Weighted average shares outstanding
Basic	29,735	28,972
Diluted	29,735	28,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Amounts in thousands

	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Group, Inc. Stockholders'	Redeemable non-controlling interest in	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity	Consolidated Funds	Equity
BALANCE, June 30, 2026	29,778	$27	$3,316,289	$(3,275,507)	$40,809	$-	$40,809
Net loss	-	-	-	(4,146)	(4,146)	-	(4,146)
Issuance of common stock related to vesting of restricted stock	429	-	-	-	-	-	-
Withholding tax payments related to restricted stock	-	-	(106)	-	(106)	-	(106)
Stock repurchases	(266)	-	(585)	-	(585)	-	(585)
Stock-based compensation	-	-	677	-	677	-	677
BALANCE, September 30, 2026	29,941	$27	$3,316,275	$(3,279,653)	$36,649	$-	$36,649

Great Elm Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) (continued)

Amounts in thousands

	Common Stock		Additional Paid-in	Accumulated	Total Great Elm Group, Inc. Stockholders'	Redeemable non-controlling interest in	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity	Consolidated Funds	Equity
BALANCE, June 30, 2025	26,553	$25	$3,310,356	$(3,240,063)	$70,318	$10,348	$80,666
Net loss	-	-	-	(7,030)	(7,030)	(874)	(7,904)
Issuance of common stock related to vesting of restricted stock	430	-	-	-	-	-	-
Withholding tax payments related to restricted stock	-	-	(154)	-	(154)	-	(154)
Issuance of common stock related to equity transactions, net	5,354	5	10,029	-	10,034	-	10,034
Issuance of warrants	-	-	726	-	726	-	726
Distributions from Consolidated Funds	-	-	-	-	-	(113)	(113)
Stock repurchases	(252)	-	(756)	-	(756)	-	(756)
Stock-based compensation	-	-	644	-	644	-	644
BALANCE, September 30, 2025	32,085	$30	$3,320,845	$(3,247,093)	$73,782	$9,361	$83,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Dollar amounts in thousands

	For the three months ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(4,146)	$(7,904)
Adjustments to reconcile net loss to net cash flows from operating activities:
Proceeds from sale of real estate	-	7,021
Gain on sale of real estate	-	(505)
Depreciation and amortization	305	342
Stock-based compensation	677	644
Unrealized loss on investments	32	3,953
Realized loss (gain) on investments	771	(1,092)
Non-cash interest and amortization of debt issuance costs	562	533
Deferred tax benefit	(30)	-
Other non-cash expense, net	351	521
Adjustments to reconcile net loss to net cash flows from operating activities of Consolidated Funds:
Purchase of investments	-	(1,599)
Sales of investments	-	2,745
Amortization of premium and accretion of discount, net	-	(23)
Net realized and unrealized loss on investments	-	1,808
Changes in operating assets and liabilities:
Receivables from managed funds	(19)	3,396
Prepaid and other assets	(5)	(1,047)
Real estate under development	(6,484)	(2,003)
Lease Liabilities	26	4
Related party payables	(29)	(72)
Accounts payable, accrued expenses and other liabilities	(2,621)	(1,802)
Changes in operating assets and liabilities of Consolidated Funds:
Cash and cash equivalents	-	(1,131)
Other assets	-	60
Accrued expenses and other liabilities	-	(35)
Net cash flows from operating activities	(10,610)	3,814
Cash flows from investing activities:
Sales of investments	1,430	2,384
Purchases of investments	(56)	(1,028)
Related party loan receivable	-	8,000
Other	(347)	(14)
Net cash flows from investing activities	1,027	9,342

Great Elm Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

Dollar amounts in thousands

	For the three months ended September 30,
	2026	2025
Cash flows from financing activities:
Proceeds from issuance of common stock	-	11,862
Equity issuance costs	-	(1,102)
Stock repurchases	(581)	(756)
Withholding tax payments related to restricted stock	(106)	(154)
Distributions from non-controlling interests in Consolidated Funds	-	(139)
Net cash flows from financing activities	(687)	9,711
Net (decrease) increase in cash and cash equivalents	(10,270)	22,867
Cash, cash equivalents and restricted cash at beginning of period	53,474	30,603
Cash, cash equivalents and restricted cash at end of period	$43,204	$53,470

Supplemental disclosure of cash flow information:
Cash paid for interest	488	488
Cash paid for taxes	58	-
Supplemental non-cash transactions:
Fair value of warrants issued	-	726
Lease liabilities and right of use assets arising from operating leases	2,914	-
Payable for real estate purchased	76	-

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on the condensed consolidated balance sheets to the total cash and cash equivalents and restricted cash on the condensed consolidated statements of cash flows:

	September 30, 2026	June 30, 2026
Cash and cash equivalents	$43,204	$53,474
Restricted cash	-	-
Cash, cash equivalents and restricted cash	$43,204	$53,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

Great Elm Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2026

1. Organization

Great Elm Group, Inc. (referred to as the Company or GEG) is an alternative asset management company incorporated in Delaware. The Company focuses on growing a scalable and diversified portfolio of long-duration and permanent capital vehicles across credit, real estate, specialty finance, and other alternative strategies.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Great Elm Capital Management, LLC (GECM), Great Elm Opportunities GP, Inc. (GEO GP), Great Elm Capital GP, LLC (GEC GP), Great Elm Investments, LLC (GEI), Great Elm FM Acquisition, Inc. (FM Acquisition), Great Elm DME Holdings, Inc. (DME Holdings), Great Elm Real Estate Ventures, LLC (REV), Monomoy CRE, LLC (MCRE), Monomoy Construction Services, LLC (MCS), Monomoy BTS Corporation (MBTS) and Monomoy BTS Holdings, LLC (BTS). In addition, we have determined that the Company was the primary beneficiary of certain variable interest entities, and therefore the operations of those entities have been included in our consolidated results for the relevant periods.

The Company conducts its operations through the following two reportable segments:

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes that are normally included in the Company’s Form 10-K and should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2026. The Company’s significant accounting policies, which have been consistently applied, are summarized in those financial statements. These financial statements reflect all adjustments (consisting of normal and recurring items or items discussed herein) that management believes are necessary to fairly state results for the interim periods presented. Results of operations for interim periods are not necessarily indicative of annual results of operations.

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

Redeemable non-controlling interests in the Company’s subsidiaries are reported as a component of equity, separate from the parent company’s equity or outside of permanent equity for non-controlling interests that are contingently redeemable. Non-redeemable non-controlling interests consist of profits interest issued to KLIM in REV (see Note 14 - Equity Transactions). These profits interests are classified as non-redeemable non-controlling interests as a component of permanent equity as they are not subject to holder put rights. There was no activity to report related to the non-redeemable non-controlling interests within the condensed consolidated financial statements. Results of operations attributable to the non-controlling interests are included in the Company’s condensed consolidated statements of operations.

Recently Adopted Accounting Standards

Debt. In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20, Debt - Debt with Conversion and Other Options. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of the annual reporting period for all entities that have adopted the amendments in Update 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The Company's adoption of this standard did not result in a material impact on its condensed consolidated financial statements and related disclosures.

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

3. Revenue

The Company's revenues are summarized in the following table:

	For the three months ended September 30,
(in thousands)	2026	2025
Investment management revenue:
Management fees	$1,759	$1,876
Incentive fees	-	-
Administration and service fees	538	458
Property management fees	312	309
Real estate property sales	-	7,370
Project management fees	702	712
Real estate rental income	27	63
Total revenues	$3,338	$10,788

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

Administration and Service Fees

The Company earns administration fees based on the administration agreement GECM has with GECC whereby GECC reimburses GECM for costs incurred in performing certain administrative functions. In addition, the Company earns service fees based on the management agreement MCRE has with Monomoy UpREIT. This revenue is recognized over time as the services are performed. Administration fees are billed quarterly in arrears, which is consistent with the timing of the delivery of services and reflect agreed upon rates for the services provided. The services are accounted for as a single performance obligation for each investment vehicle that is a series of distinct services with substantially the same pattern of transfer as the services are provided on a daily basis. The Company presents administration and service fees and related costs incurred in performing these functions on a gross basis.

The Company also earns service fees based on a shared services agreement with Imperial Capital Asset Management, LLC (ICAM). This revenue is recognized over time as the services are performed. Service fees are billed quarterly in arrears, which is consistent with the timing of the delivery of services and reflects agreed-upon rates for the services provided. The services are accounted for as a single performance obligation that is a series of distinct services with substantially the same pattern of transfer as the services are provided on a daily basis.

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

Project Management Fees

MCS, a wholly-owned subsidiary of REV, earns fees and is reimbursed certain expenses for providing construction management services. The performance obligation is satisfied, and project management fee revenue is recognized over time as the services are rendered. Given the project management fees are delivered during the construction period, recognition over time is determined using the percentage of completion method, which is based on construction costs incurred of the project relative to the total contractual costs. The Company presents the project management fees and associated costs related to such construction projects on a net basis as it is deemed to be the agent in the arrangement.

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

The following tables summarize activity and outstanding balances between the managed investment products and the Company:

	For the three months ended September 30,
(in thousands)	2026	2025
Net realized and unrealized loss on investments	$(369)	$(1,038)
Net realized and unrealized loss on investments of Consolidated Funds	-	(1,808)
Dividend income	668	861
Interest income	-	53

(in thousands)	September 30, 2026	June 30, 2026
Dividends receivable	$314	$313
Investment management revenues receivable	1,593	1,451
Administration and service fee receivable	346	423
Receivable for reimbursable expenses paid	429	187
Receivable for real estate property development	1,291	1,580
Receivables from managed funds	$3,973	$3,954

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

Investments

As of September 30, 2026, the Company owns 1,245,532 shares of GECC (approximately 9.0% of the outstanding shares). Certain officers and directors of GECC are also officers and directors of GEG. Jason W. Reese is our Chief Executive Officer and Chairman of our Board of Directors and also the Chief Executive Officer and Executive Chairman of GECC's Board of Directors, Adam M. Kleinman is our President, as well as the Chief Compliance Officer of GECC and Keri A. Davis is our Chief Financial Officer, as well as the Chief Financial Officer of GECC.

The Company receives dividends from its investments in GECC, MP II, Monomoy REIT and Monomoy UpREIT and earns unrealized gains and losses based on the mark-to-market performance of those investments. See Note 5 - Fair Value Measurements.

In February 2024, the Company invested $6.0 million for a 25% interest in Great Elm Strategic Partnership I, LLC (GESP). The Company's investment in GESP is accounted for using the fair value option and it is included in Investments, at fair value on the condensed consolidated balance sheets. GESP owns 1,378,260 shares of GECC as of September 30, 2026.

In June 2024, the Company invested $3.0 million for a 25% interest in Prosper Peak Holdings, LLC (PPH). The Company's investment in PPH is accounted for using the fair value option and it is included in Investments, at fair value on the condensed consolidated balance sheets. PPH owns 972,506 shares of GECC as of September 30, 2026.

In December 2024, the Company invested $3.3 million for a 25% interest in Summit Grove Partners, LLC (SGP). The Company's investment in SGP is accounted for using the fair value option and it is included in Investments, at fair value on the condensed consolidated balance sheets. SGP owns 1,049,527 shares of GECC as of September 30, 2026.

Other Transactions

GECM has shared personnel and reimbursement agreements for back-office personnel with ICAM. Jason W. Reese, the Chief Executive Officer and Chairman of the Company’s Board of Directors, is the Chief Executive Officer of ICAM. Certain costs incurred under these agreements relate to human resources and other administrative services provided by ICAM employees, for the benefit of the Company and its subsidiaries, and are included in Compensation and benefits and selling, general and administrative expenses in the condensed consolidated statements of operations. For the three months ended September 30, 2026 and September 30, 2025, such costs were $0.1 million and $0.2 million, respectively. As of September 30, 2026 and June 30, 2026 costs of $0.1 million and $0.2 million, respectively, related to the shared service agreement are included in current portion of related party payables. Other costs include operational or administrative services performed on behalf of the funds managed by GECM and are included in receivables from managed funds in the condensed consolidated balance sheets. As of September 30, 2026 and June 30, 2026, $4 thousand and $11 thousand of expenses related to the shared services agreements were included in receivables from managed funds.

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

In May 2025, GECC and GECM entered into an equity distribution agreement with an investment bank (the Agent), under which GECC may issue and sell through the Agent, from time to time, shares of its common stock. Such sales are made by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The sales price per share of the common stock sold in the offering, less the Agent’s commission, will not be less than the NAV per share of the common stock at the time of such sale. Consistent with the terms of the equity distribution agreement, GECM or an affiliate of GECM may, from time to time and in their sole discretion, contribute proceeds necessary to ensure that no sales are made at a price below the then-current NAV per share. During the three months ended September 30, 2026 GECM did not contribute to these sales. During the three months ended September 30, 2025, GECM contributed approximately $0.1 million to these sales.

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

The Company’s subsidiaries may from time to time make payments to vendors that are related parties, including payments to procure construction supplies. The total purchases from vendors that are related parties were $0.3 million and $0.7 million for the three months ended September 30, 2026 and September 30, 2025, respectively.

5. Fair Value Measurements

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

The valuation techniques applied to investments held by the Company and by the Consolidated Funds varied depending on the nature of the investment. The financial assets and liabilities of the Consolidated Funds are presented in Note 6 - Variable Interest Entities.

Equity and equity-related securities

Securities traded on a national securities exchange are stated at the close price on the valuation date. To the extent these securities are actively traded and valuation adjustments are not applied, they are classified as Level 1. The securities that trade in markets that are not considered to be active but are valued based on quoted market prices, dealer quotations or alternative pricing sources supported by observable inputs obtained by the Company from independent pricing services are classified as Level 2.

Equity investments that do not have readily-available market prices utilize valuation models to determine fair value and are classified as Level 3.

Debt securities

Bank loans, corporate debt and other debt obligations traded on a national exchange are valued based on quoted market prices and classified as Level 2. Debt investments that are not actively traded are generally based on discounted cash flows and classified as Level 3. See Note 6 - Variable Interest Entities.

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

As of September 30, 2026 and June 30, 2026, investments in private funds include investments in Monomoy UpREIT, Monomoy REIT and MP II, each of which are managed by wholly-owned subsidiaries of the Company, in addition to private funds managed by third-party investment managers. The private funds generally allow redemptions annually with 60-90 days’ notice. There is no set duration for the private funds.

Investments at Fair Value, held by the Company

The assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized in the tables below:

	Fair Value as of September 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investments	$6,579	$32	$1,959	$8,570
Debt securities	-	84	2,887	2,971
Total assets within the fair value hierarchy	$6,579	$116	$4,846	$11,541
Investments valued at net asset value				$23,676
Total assets				$35,217

	Fair Value as of June 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity investments	$7,395	$-	$1,797	$9,192
Total assets within the fair value hierarchy	$7,395	$-	$1,797	$9,192
Investments valued at net asset value				$23,420
Total assets				$32,612

The following is a reconciliation of changes in Level 3 assets:

	For the three months ended September 30,
(in thousands)	2026	2025

Beginning balance	$1,797	$13,374
Transfers In(1)	3,756	-
Transfers Out(1)	(84)	-
Purchases	28	-
Sales and Paydowns	(568)	-
Net Accretion	5	-
Change in fair value	(88)	(358)
Ending balance	$4,846	$13,016
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(95)	$(358)

(1) Transfers in and out include changes in the observability of inputs used in valuations and pricing transparency, or transfers of assets from Consolidated Funds to the Company.

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments.

As of September 30, 2026
Investment Type	Fair value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Debt	$2,887	Income Approach	Discount Rate	11.39% - 20.84% (15.22%)
Total Debt	$2,887

Equity/Other	540	Income Approach	Discount Rate	10.18% - 11.67% (11.43%)
	212	Market Approach	Earnings Multiple	0.97 - 9.25 (8.57)
	1,207	Recent Transaction
Total Equity/Other	$1,959

As of June 30, 2026
Investment Type	Fair value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Equity/Other	797	Income Approach	Discount Rate	10.00% - 11.40% (11.20%)
	1,000	Recent Transaction
Total Equity/Other	$1,797

6. Variable Interest Entities

Through its wholly-owned subsidiaries GECM and MCRE, the Company serves as the investment manager, general partner, or managing member of certain private funds, in which it may also have a direct investment. For funds which are determined to be VIEs and where it is determined that the Company is the primary beneficiary, the criteria for consolidation are met. The Company monitors such funds and related criteria for consolidation on an ongoing basis. Funds that have historically been consolidated will be deconsolidated when the Company is no longer deemed to be the primary beneficiary and will then be treated as equity method investments.

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

See Note 2 - Summary of Significant Accounting Policies for additional details.

Investments at Fair Value, Consolidated Funds

The assets of the Consolidated Funds are measured at fair value on a recurring basis. As of September 30, 2026, there were no assets of Consolidated Funds. The assets of the Consolidated Funds are summarized in the tables below:

	Fair Value as of June 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets of Consolidated Funds:
Equity investments	$-	$54	$239	$293
Debt securities	-	-	3,517	3,517
Total assets within the fair value hierarchy	$-	$54	$3,756	$3,810
Investments valued at net asset value				$1,536
Total assets				$5,346

The following is a reconciliation of changes in fair value of Level 3 assets of Consolidated Funds:

	For the three months ended September 30,
(in thousands)	2026	2025

Beginning balance	$3,756	$5,439
Transfers In(1)	-	140
Transfers Out(1)	(3,756)	(1,189)
Purchases	-	1,433
Sales and Paydowns	-	(173)
Net Accretion	-	9
Change in fair value	-	(36)
Ending balance	$-	$5,623
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$-	$(2)

(1) Transfers in and out include changes in the observability of inputs used in valuations and pricing transparency, or transfers of assets from Consolidated Funds to the Company.

The following table presents the ranges of significant unobservable inputs used to value Level 3 assets as of June 30, 2026.

As of June 30, 2026
Investment Type	Fair value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Debt	$3,517	Income Approach	Discount Rate	10.13% - 30.84% (14.31%)
Total Debt	$3,517

Equity/Other	239	Market Approach	Earnings Multiple	8.25 - 14.57 (8.89)
Total Equity/Other	$239

7. Segment Reporting

The Company conducts its operations through the following two reportable segments:

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

The following tables provide the operating financial results of our operating segments for the three months ended September 30, 2026 and September 30, 2025:

	For the three months ended September 30, 2026
(in thousands)	Alternative Credit	Real Estate	Total Segments	Corporate & Other	Total
Revenues	$1,334	$2,004	$3,338	$-	$3,338
Cost of revenues	-	-	-	-	-
Operating expenses:
Compensation and benefits	1,283	2,858	4,141	893	5,034
Depreciation and amortization	40	244	284	21	305
Selling, general and administrative	301	612	913	574	1,487
Non-operating income/(expenses):
Dividends and interest income	1	5	6	1,189	1,195
Interest expense	-	-	-	(1,055)	(1,055)
Net realized and unrealized loss	-	-	-	(803)	(803)
Loss before income taxes	(289)	(1,705)	(1,994)	(2,157)	(4,151)
Income tax benefit	-	-	-	5	5
Net loss	$(289)	$(1,705)	$(1,994)	$(2,152)	$(4,146)

	For the three months ended September 30, 2025
(in thousands)	Alternative Credit	Real Estate	Total Segments	Corporate & Other	Total
Revenues	$1,580	$9,208	$10,788	$-	$10,788
Cost of revenues	-	6,748	6,748	-	6,748
Operating expenses:
Compensation and benefits	1,607	2,793	4,400	837	5,237
Depreciation and amortization	69	273	342	-	342
Selling, general and administrative	416	682	1,098	1,089	2,187
Non-operating income/(expenses):
Dividends and interest income	-	15	15	1,223	1,238
Interest expense	-	-	-	(1,028)	(1,028)
Net realized and unrealized loss	-	-	-	(2,861)	(2,861)
Net realized and unrealized loss on investments of Consolidated Funds	-	-	-	(1,808)	(1,808)
Interest and other income of Consolidated Funds	-	-	-	352	352
Loss before income taxes	(512)	(1,273)	(1,785)	(6,048)	(7,833)
Income tax expense	-	-	-	(71)	(71)
Net loss	$(512)	$(1,273)	$(1,785)	$(6,119)	$(7,904)

Selling, general and administrative includes expenses such as insurance, rent, professional fees and other expenses, along with expenses of the Consolidated Funds.

8. Identifiable Intangible Assets, Net

The following table is a summary of the Company’s intangible assets as of September 30, 2026 and June 30, 2026:

	As of September 30, 2026			As of June 30, 2026
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Investment management agreements	$15,264	$(6,870)	$8,394	$15,264	$(6,645)	$8,619
Assembled workforce	1,103	(730)	373	1,103	(711)	392
Customer related	1,610	(177)	1,433	1,610	(150)	1,460
Licenses	450	(49)	401	450	(42)	408
Identifiable intangible assets, net	$18,427	$(7,826)	$10,601	$18,427	$(7,548)	$10,879

During the three months ended September 30, 2026, the Company recorded amortization expense of $0.3 million within depreciation and amortization on the condensed consolidated statements of operations. During the three months ended September 30, 2025 the Company recorded amortization expense of $0.3 million within depreciation and amortization on the condensed consolidated statements of operations.

The following table provides the estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter:

(in thousands)	Estimated Future Amortization Expense
Remainder of fiscal year 2027	818
For the year ending June 30, 2028	1,068
For the year ending June 30, 2029	1,045
For the year ending June 30, 2030	1,027
For the year ending June 30, 2031	986
For the year ending June 30, 2032	944
Thereafter	4,713
Total	$10,601

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

In December 2024, a development was completed and the lease commenced. In September 2025, the Company completed the sale of this property for consideration totaling $7.0 million. In March 2026, another development was completed and the lease commenced. In June 2026, the Company completed the sale of this property for consideration totaling $7.3 million. This property sale was to Monomoy Properties REIT, LLC a related party. Upon completion of each development, the Company began to depreciate the asset over the expected useful life of 39 years. During the three months ended September 30, 2025, the Company recognized depreciation expense totaling approximately $28 thousand in connection with the asset. For the three months ended September 30, 2025, lease income relating to lease payments was $0.1 million.

There was $27 thousand of lease income relating to lease payments for the three months ended September 30, 2026 related to an additional asset.

During the three months ended September 30, 2026 and September 30, 2025, the Company capitalized costs of $6.6 million and $1.9 million, respectively, within real estate assets, net on its condensed consolidated balance sheet, representing the development and construction costs directly identifiable with the real estate projects.

10. Lessee Operating Leases

The Company leases office spaces in Boston, Massachusetts, Palm Beach Gardens, Florida and Charleston, South Carolina under operating leases. The Company’s office leases have a remaining term of three to ten years, some of which provide a five-year extension period. As the Company is not reasonably certain to exercise the options, the periods covered by the options are not included in the respective lease terms or the measurement of the respective lease liabilities. The following table summarizes operating and variable lease cost and cash paid for amounts included in the measurement of lease liabilities for the three months ended September 30, 2026 and September 30, 2025:

	For the three months ended September 30,
(in thousands)	2026	2025
Operating lease cost	$208	$121
Variable lease cost	32	10
Cash paid for operating leases	214	117

The following table provides details on the leases presented in the condensed consolidated balance sheets as of September 30, 2026 and June 30, 2026:

	September 30, 2026	June 30, 2026
Weighted-average remaining life	7.2 years	3.4 years
Weighted-average discount rate	7.9%	8.1%

The following table provides a maturity analysis of the Company's operating lease liabilities as of September 30, 2026:

(in thousands)	September 30, 2026
Remainder of fiscal year 2027	661
For the year ending June 30, 2028	902
For the year ending June 30, 2029	924
For the year ending June 30, 2030	517
For the year ending June 30, 2031	357
Thereafter	1,949
Total lease payments	$5,310
Imputed interest	(1,272)
Total lease liabilities	$4,038

11. Debt

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

The Company’s debt is summarized in the following table:

(in thousands)	September 30, 2026	June 30, 2026
GEGGL Notes	$26,945	$26,945
Total principal	$26,945	$26,945
Unamortized debt discounts and issuance costs	(215)	(287)
Debt	26,730	26,658

Deferred financing costs are amortized to interest expense on a straight-line basis over the five-year term of the notes. During the three months ended September 30, 2026 and September 30, 2025, the Company incurred interest expense of $0.6 million and $0.6 million, respectively. See Note 4 - Related Party Transactions for interest income on the Monomoy Note. See Note 12 - Convertible Notes for interest expense on Convertible Notes.

The GEGGL Notes include covenants that limit additional indebtedness or the payment of dividends subject to compliance with a net consolidated debt to equity ratio of 2:1. As of September 30, 2026, our net consolidated debt to equity ratio is 0.6:1.0. The fair value of the GEGGL Notes as of September 30, 2026 and June 30, 2026 were $26.5 million and $26.7 million, respectively.

12. Convertible Notes

As of September 30, 2026 and June 30, 2026, the total outstanding principal balance of convertible notes due on February 26, 2030 (the Convertible Notes) was $36.8 million and $36.8 million, including cumulative interest paid in-kind. The Convertible Notes are held by a consortium of investors, including $17.9 million issued to certain related parties as of September 30, 2026.

The Convertible Notes accrue interest at 5.0% per annum, payable semiannually in arrears on June 30 and December 31, commencing June 30, 2020, in cash or in kind at the option of the Company. Each $1,000 principal amount of the Convertible Notes are convertible into 288.0018 shares of the Company’s common stock, subject to the terms therein, prior to maturity at the option of the holder. As of September 30, 2026, funds managed by ICAM owned approximately $8.8 million aggregate principal amount of the Convertible Notes, which were convertible into approximately 2,521,618 shares of the Company’s common stock as of such date. Such funds managed by ICAM have agreed to not convert their Convertible Notes into shares of the Company’s common stock prior to November 2026. As of September 30, 2026, Matthew A. Drapkin and funds managed by Northern Right Capital Management, L.P. (Northern Right) owned approximately $8.2 million aggregate principal amount of the Convertible Notes, which were convertible into approximately 2,364,027 shares of the Company's common stock as of such date. Mr. Drapkin and certain funds managed by Northern Right have agreed not to convert their notes into shares of the Company's common stock prior to July 2027. Furthermore, $0.9 million of Convertible Notes were issued to entities associated with Eric J. Scheyer, a member of the Company’s Board of Directors. In addition, a third party noteholder, PC Elfun, LLC (PC Elfun), was issued $12.0 million of Convertible Notes which were convertible into approximately 2,964,179 shares of the Company’s common stock as of September 30, 2026, as PC Elfun has agreed not to convert its notes into shares of the Company's common stock if such conversion would cause them to beneficially own in excess of 9.9% of the number of common stock outstanding immediately after giving effect to such conversion.

The Company may, subject to compliance with the terms of the Convertible Notes, effect the conversion of some or all of the Convertible Notes into shares of common stock, subject to certain liquidity and pricing requirements, as specified in the Convertible Notes.

The embedded conversion feature in the Convertible Notes qualifies for the scope exception to derivative accounting in FASB ASC Topic 815, Derivatives and Hedging, for certain contracts involving a reporting entity’s own equity. The Company incurred $1.2 million in issuance costs on the original issuance. The debt issuance costs are being amortized over the 10-year term and are netted with the principal balance on our condensed consolidated balance sheets. As of September 30, 2026 and June 30, 2026, the remaining balance of unamortized debt issuance costs was $0.3 million and $0.4 million, respectively.

During the three months ended September 30, 2026 and September 30, 2025, the Company incurred interest expense of $0.5 million and $0.5 million, respectively, related to the Convertible Notes, inclusive of non-cash interest related to amortization of debt issuance costs.

13. Earnings per Share

The following table presents the calculation of basic and diluted net income (loss) per share:

	For the three months ended September 30,
(in thousands except per share amounts)	2026	2025
Numerator:
Net loss attributable to Great Elm Group, Inc. stockholders	$(4,146)	$(7,030)
Effect of dilutive securities:
Interest expense associated with Convertible Notes	-	-
Numerator for diluted EPS - Net loss attributable to Great Elm Group, Inc. stockholders after the effect of dilutive securities	$(4,146)	$(7,030)
Denominator:
Denominator for basic EPS - Weighted average shares of common stock outstanding	29,735	28,972
Effect of dilutive securities:
Restricted stock	-	-
Convertible Notes	-	-
Denominator for diluted EPS - Weighted average shares of common stock outstanding after the effect of dilutive securities	29,735	28,972
Net loss attributable to stockholders per share
Basic	$(0.14)	$(0.24)
Diluted	(0.14)	(0.24)

The following table details the securities that have been excluded from the above computation of weighted-average number of shares for diluted EPS, because the effect would be anti-dilutive.

	For the three months ended September 30,
(in thousands)	2026	2025
Restricted stock	141	641
Convertible Notes	10,610	10,098
Total Anti-Dilutive Securities	10,751	10,739

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

Profits Interest Agreement

In connection with the transaction described above, the Company formed a new holding company for its real estate business, REV, a Delaware limited liability company. The Company is the sole member of REV and owns all of its equity interests, including its preferred equity pursuant to which it is entitled to a cumulative preferred distribution of 12.5% per annum and priority in distributions relating to the proceeds of certain specified transactions, subject to the right of certain funds affiliated with KLIM set forth therein (the Investors) to purchase a pro rata participation interest in such preferred equity in an amount equal to the Profits Interest Percentage. Pursuant to an Amended Profits Interest Agreement (the Amended Profits Interest Agreement), dated May 12, 2026, by and among the Company, REV and the Investors, each Investor will be entitled to receive, concurrently with any distribution of income made by REV to the holders of its common equity interests, its pro rata portion of an amount equal to 15% of the aggregate amount of such distribution (the Profit Interest Percentage), which percentage will increase by 2.0% upon the funding of $50.0 million of borrowings drawn under the Loan Agreement, dated July 31, 2025, between Monomoy Properties REIT, LLC, as borrower, entities managed by KLIM, as lenders, and Alter Domus (US) LLC, as agent for the lenders, up to a maximum of 17%. As of September 30, 2026, the profit interest percentage is 17%. Each Investor will have certain tag-along rights in the event that the Company or its affiliates decides to transfer its common or preferred equity in REV above a certain threshold. These profits interests are classified as non-redeemable non-controlling interests as a component of permanent equity as they are not subject to holder put rights.

Securities Purchase Agreement

On August 27, 2025, the Company entered into a Securities Purchase Agreement (the Securities Purchase Agreement) with Woodstead Value Fund LP, a Texas limited partnership (Woodstead), pursuant to which Woodstead purchased, and the Company issued, 4,000,000 shares of the Company’s common stock, par value $0.001 per share, at a 20-day volume-weighted average price calculated at market close the business day prior to the date of the Securities Purchase Agreement of $2.25 per share, for an aggregate purchase price of $9 million. The shares were issued in a private placement exempt from registration under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act of 1933.

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

15. Share-Based and Other Non-Cash Compensation

Restricted Stock Awards and Restricted Stock Units

The following table presents activity related to the Company’s restricted stock awards and restricted stock units for the three months ended September 30, 2026:

Restricted Stock Awards and Restricted Stock Units	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2026	1,361	$2.34
Granted	296	2.18
Vested	(478)	2.25
Forfeited	(184)	2.72
Outstanding at September 30, 2026	995	$2.26

Restricted stock awards and restricted stock units have vesting terms between 1-4 years and are subject to service requirements. During the three months ended September 30, 2026, the Company granted 296,198 restricted stock awards and did not grant any shares of restricted stock units.

Stock Options

The following table presents activity related to the Company’s stock options for the three months ended September 30, 2026:

Stock Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2026	2,830	$2.50	5.23	$-
Granted	110	3.00	-	-
Forfeited, cancelled or expired	-	-	-	-
Outstanding at September 30, 2026	2,940	$2.52	4.91	$-
Exercisable at September 30, 2026	885	$3.56	1.29	$-

Stock-Based Compensation Expense

Stock-based compensation expense related to all restricted stock awards, restricted stock units, and stock options totaled $0.7 million and $0.6 million for the three months ended September 30, 2026 and September 30, 2025, respectively. As of September 30, 2026, the Company had unrecognized compensation costs related to all unvested restricted stock awards and stock options totaling $2.0 million.

Non-Employee Director Deferred Compensation Plan

In December 2020, the Company established the Great Elm Group, Inc. Non-Employee Directors Deferred Compensation Plan allowing non-employee directors to defer their cash and/or equity compensation under a non-revocable election for each calendar year. Such compensation is deferred until the earlier of 3 years from the original grant date of such compensation, termination of service, or death, and is payable in common stock shares. As of September 30, 2026, there were no restricted stock awards and restricted stock units that were deferred under this plan (and thus included in the number of restricted stock awards and restricted stock units outstanding as of that date).

Other Non-Cash Compensation

During the years ended June 30, 2025, 2024 and 2023 the Company issued compensation to certain employees in the form of GECC common shares to be settled with GECC shares held by the Company. The total value of GECC shares awarded for the three months ended September 30, 2026 was $0.8 million, of which $0.2 million vested immediately, and the balance will vest annually pro-rata over two and three-year periods. Related compensation expense was $0.2 million for the three months ended September 30, 2026. Related compensation expense was $0.7 million for the three months ended September 30, 2025.

During the years ended June 30, 2025, 2024 and 2023, the Company issued compensation to certain employees in the form of restricted membership interest rights in MP II to be settled with the membership interest currently held by the Company. Related compensation expense was $0.1 million for the three months ended September 30, 2026. Related compensation expense was $0.1 million for the three months ended September 30, 2025.

During the year ended June 30, 2025, the Company issued compensation to certain employees in the form of restricted membership interest rights in Monomoy REIT to be settled with the membership interest currently held by the Company. The total value of the Monomoy REIT restricted membership interests awarded for the year ended June 30, 2025 was $0.5 million, which will vest on the fifth anniversary of the grant date. Related compensation expense was $41 thousand for the three months ended September 30, 2026. Related compensation expense was $37 thousand for the three months ended September 30, 2025.

16. Income Taxes

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

18. Subsequent Events

In October 2026, MBTS closed on a $4.7 million purchase of a property for a build-to-suit location.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

GEG is a publicly-traded alternative asset management company focused on growing a scalable and diversified portfolio of long-duration and permanent capital vehicles across credit, real estate, specialty finance, and other alternative strategies. GEG and its subsidiaries currently manage GECC, a publicly-traded BDC, and Monomoy UpREIT, an Industrial Outdoor Storage (IOS) focused real estate investment trust, in addition to other investment vehicles. The combined assets under management of these entities at September 30, 2026 was approximately $760 million.

GEG continues to explore other investment management opportunities, as well as opportunities in other areas that it believes provide attractive risk-adjusted returns on invested capital. As of the date of this report, GEG had no unfunded binding commitments to make additional investments.

The Company conducts its operations through the following two reportable segments:

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

Results of Operations

The following table provides the results of our consolidated operations:

	For the three months ended September 30,
(in thousands)	2026	Percent Change	2025
Revenues	$3,338	(69)%	$10,788
Cost of Revenues	-	(100)%	6,748
Operating costs and expenses:
Compensation and benefits	5,034	(4)%	5,237
Selling, general and administrative	1,487	(31)%	2,166
Depreciation and amortization	305	(11)%	342
Expenses of Consolidated Funds	-	(100)%	21
Total operating costs and expenses	6,826		7,766
Operating loss	(3,488)		(3,726)
Other (expense) income:
Interest expense	(1,055)	3%	(1,028)
Other income (expense), net	392	NM*	(3,079)
Total other (expense) income, net	(663)		(4,107)
Loss before income taxes	(4,151)		(7,833)
Income tax benefit (expense)	5	NM*	(71)
Net loss	$(4,146)		$(7,904)

*NM - not meaningful

Revenue

Revenues and cost of revenues for the three months ended September 30, 2026 decreased $7.5 million and $6.7 million, respectively, as compared to the three months ended September 30, 2025, primarily due to a decrease in Real Estate property sales revenues and related cost of revenues due to a September 2025 property sale, with a similar property sale not occurring in the current year period.

Operating Costs and Expenses

Compensation and benefits expenses for the three months ended September 30, 2026 decreased $0.2 million as compared to the corresponding prior year period primarily driven by a decrease in non-cash compensation due to a decrease in stock price compared to the corresponding prior year period. Selling, general and administrative expenses for the three months ended September 30, 2026 decreased $0.7 million as compared to the corresponding prior year period, which was mainly attributable to a decrease in professional fees.

Other Income (Expense)

Other income (expense), net includes dividend and interest income and net realized and unrealized gains and losses. For the three months ended September 30, 2026, net realized and unrealized loss decreased $2.1 million compared to the corresponding prior year period due to a smaller unrealized loss on an investment in a private fund during the current year period compared to a significant unrealized loss recognized on the same investment in the prior year period. Additionally, the decrease was driven by a smaller decline in the stock price of another one of our investments during the current year period compared to a more significant decline in the prior year period. For the three months ended September 30, 2026, interest income remained consistent compared to the three months ended September 30, 2025. For the three months ended September 30, 2026, dividend income decreased $0.2 million as compared to the corresponding prior year period, primarily driven by a decrease in the dividend rate per share held on one of our investments in the current period compared to the prior year period.

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

Alternative Credit Segment

The following table provides the results of our Alternative Credit segment:

	For the three months ended September 30,
(in thousands)	2026	Percent Change	2025
Revenues	$1,334	(16)%	$1,580
Operating costs and expenses:
Compensation and benefits	1,283	(20)%	1,607
Selling, general and administrative	301	(28)%	416
Depreciation and amortization	40	(42)%	69
Total operating costs and expenses	1,624		2,092
Operating loss	(290)		(512)
Other income:
Other income, net	1	NM*	-
Total other income, net	1		-
Loss before income taxes	(289)		(512)
Income tax expense	-	NM*	-
Net loss	$(289)		$(512)

*NM - not meaningful

Alternative Credit Revenue

Alternative Credit Revenues for the three months ended September 30, 2026 decreased $0.2 million as compared to the three months ended September 30, 2025 primarily due to a reduction in management fee revenue compared to the prior year period.

Alternative Credit Expenses

Alternative Credit compensation and benefits expense decreased $0.3 million for the three months ended September 30, 2026 as compared to the corresponding prior year period primarily driven by a decrease in non-cash compensation due to a decrease in stock price of GECC compared to the corresponding prior year period. Alternative Credit segment selling, general and administrative expenses decreased $0.1 million as compared to the three months ended September 30, 2025 primarily driven by a decrease in legal fees and other miscellaneous general and administrative expenses.

Real Estate Segment

The following table provides the results of our Real Estate segment:

	For the three months ended September 30,
(in thousands)	2026	Percent Change	2025
Revenues	$2,004	(78)%	$9,208
Cost of Revenues	-	(100)%	6,748
Operating costs and expenses:
Compensation and benefits	2,858	2%	2,793
Selling, general and administrative	612	(10)%	682
Depreciation and amortization	244	(11)%	273
Total operating costs and expenses	3,714		3,748
Operating loss	(1,710)		(1,288)
Other income:
Other income, net	5	(67)%	15
Total other income, net	5		15
Loss before income taxes	(1,705)		(1,273)
Income tax expense	-	NM*	-
Net loss	$(1,705)		$(1,273)

*NM - not meaningful

Real Estate Revenue

Real Estate revenues and cost of revenues for the three months ended September 30, 2026 decreased $7.2 million and $6.7 million compared to the three months ended September 30, 2025 primarily due to a property sale occurring in September 2025, with a similar property sale not occurring in the current year period. This decrease was partially offset by a $0.2 million increase in management fee revenue due to additional assets under management.

Real Estate Expenses

Real Estate segment compensation and benefits expenses for the three months ended September 30, 2026 increased $0.1 million as compared to the corresponding prior year period driven by increased personnel expense. Real Estate segment selling, general and administrative expenses decreased $0.1 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to a decrease in professional fees. Depreciation and amortization decreased $29 thousand for the three months ended September 30, 2026, as compared to the corresponding prior year period due to depreciation expense on a building held in the prior year which is no longer held in the current year.

Corporate & Other

The following table provides the results of Corporate & Other:

	For the three months ended September 30,
(in thousands)	2026	Percent Change	2025
Operating costs and expenses:
Compensation and benefits	$893	7%	$837
Selling, general and administrative	574	(46)%	1,068
Depreciation and amortization	21	NM*	-
Expenses of Consolidated Funds	-	(100)%	21
Total operating costs and expenses	1,488		1,926
Operating loss	(1,488)		(1,926)
Other income (expense):
Interest expense	(1,055)	3%	(1,028)
Other (expense) income, net	386	NM*	(3,094)
Total other (expense) income, net	(669)		(4,122)
Loss before income taxes	(2,157)		(6,048)
Income tax benefit (expense)	5	NM*	(71)
Net loss	$(2,152)		$(6,119)

*NM - not meaningful

Corporate & Other Operating Costs and Expenses

Compensation and benefits expenses related to Corporate & Other for the three months ended September 30, 2026 increased $0.1 million as compared to the corresponding prior year period due to changes in stock based compensation and other non-cash compensation expense.

Corporate & Other Expenses - Other Income and Expenses

For the three months ended September 30, 2026, net realized and unrealized loss decreased $2.1 million compared to the corresponding prior year period due to a smaller unrealized loss on an investment in a private fund during the current year period compared to a significant unrealized loss recognized on the same investment in the prior year period. Additionally, the decrease was driven by a smaller decline in the stock price of another one of our investments during the current year period compared to a more significant decline in the prior year period. For the three months ended September 30, 2026, interest income remained consistent compared to the three months ended September 30, 2025. For the three months ended September 30, 2026, dividend income decreased $0.2 million as compared to the corresponding prior year period, primarily driven by a decrease in the dividend rate per share held on one of our investments in the current period compared to the dividend rate per share held on one of our investments in the prior year period.

Liquidity and Capital Resources

Cash Flows

Net cash from operating activities decreased $14.4 million, from net cash provided of $3.8 million for the three months ended September 30, 2025 to net cash used of $10.6 million for the three months ended September 30, 2026, driven by a reduction of proceeds from sale of real estate due to no property sales in the current year period, as opposed to a September 2025 property sale in the prior year period, and changes in operating assets and liabilities period-over-period.

Net cash from investing activities decreased $8.3 million, from net cash provided of $9.3 million for the three months ended September 30, 2025 to net cash provided of $1.0 million for the three months ended September 30, 2026, driven primarily by settlement of $8.0 million related party loan receivable in the prior year period.

Net cash from financing activities decreased $10.4 million, from net cash provided of $9.7 million for the three months ended September 30, 2025 to net cash used of $0.7 million for the three months ended September 30, 2026, driven by $11.9 million of proceeds from issuance of common stock during the prior year period.

Financial Condition

As of September 30, 2026, we had an unrestricted cash balance of $43.2 million, as compared to an unrestricted cash balance of $53.5 million as of June 30, 2026. We also held 1,245,532 shares of GECC common stock with an estimated fair value of $6.6 million as of September 30, 2026, as compared to 1,356,125 shares of GECC common stock with an estimated fair value of $7.4 million as of June 30, 2026. We believe we have sufficient liquidity available to meet our short-term and long-term obligations. We expect to refinance $26.9 million of GEGGL notes due on June 30, 2027.

Borrowings

As of September 30, 2026, the Company had $26.9 million in outstanding aggregate principal amount of the GEGGL Notes. The GEGGL Notes are due on June 30, 2027, and interest is paid quarterly. The GEGGL Notes include covenants that limit additional indebtedness or the payment of dividends in the event that our net consolidated debt to equity ratio is, or would be on a pro forma basis, greater than 2 to 1. In addition, if our net consolidated debt to equity ratio is greater than 2 to 1 at the end of any calendar quarter, we must retain no less than 10% of our excess cash flow as cash and cash equivalents until such time as our net consolidated debt to equity ratio is less than 2 to 1 at the end of a calendar quarter.

As of September 30, 2026, the Company had $36.8 million principal balance in outstanding Convertible Notes (including cumulative interest paid in-kind) held by a consortium of investors, including related parties, that accrue interest at 5.0% per annum, payable semiannually in arrears on June 30 and December 31, in cash or in-kind at the option of the Company. The Convertible Notes are due on February 26, 2030, but are convertible at the option of the holders, subject to the terms therein, prior to maturity into shares of our common stock. Upon conversion of any note, the Company will pay or deliver, as the case may be, to the noteholder, in respect of each $1,000 principal amount of notes being converted, shares of common stock equal to the conversion rate in effect on the conversion date, together with cash, if applicable, in lieu of delivering any fractional share of common stock. To date, all interest on these instruments has been paid in-kind.

Critical Accounting Policies

During the three months ended September 30, 2026 we did not make material changes in our critical accounting policies or underlying assumptions as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026 as it relates to normal and recurring transactions. Critical accounting policies and estimates are those that require management’s most difficult, subjective or complex judgments and would therefore be deemed the most critical to an understanding of our results of operations and financial condition.

Recent Accounting Developments

See discussion of Recent Accounting Developments in Note 2 of the accompanying condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the market risks discussed in Item 7A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

Item 4. Controls and Procedures.

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that the information we are required to disclose in reports that we file under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting for the quarter ended September 30, 2026, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

No changes required to be disclosed.

Item 1A. Risk Factors.

We have disclosed the risk factors affecting our business, financial condition and operating results in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026. There have been no material changes from the risk factors previously disclosed.

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

In May 2026, the Company adopted a Rule 10b5-1 plan under the Exchange Act authorizing us to repurchase up to 5,000,000 shares of our common stock in open market transactions through the close of business on the second full trading day following the filing with the SEC of the Company's Form 10-K for the fiscal year ending June 30, 2026 unless extended or terminated by our Board. This stock buyback program expired on August 28, 2026.

In September 2026, the Company adopted a Rule 10b5-1 plan under the Exchange Act authorizing us to repurchase up to 5,000,000 shares of our common stock in open market transactions through the close of business on the second full trading day following the filing with the SEC of the Company's Form 10-Q for the fiscal quarter ending September 30, 2026 unless extended or terminated by our Board. As of November 4, 2026, approximately $23 million remained available to repurchase shares under the program.

The following table summarizes common stock repurchases during the three months ended September 30, 2026:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of 10b5-1 Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2026	18,615	$2.15	18,097	4,981,903
August 1-31, 2026	37,809	2.15	32,446	-
September 1-30, 2026	209,554	2.18	65,967	4,934,033
Total	265,978	$2.18	116,510

(1) All shares were purchased in open market transactions.

Item 5. Other Information.

During the quarter ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of GEG adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

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

101

Materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in inline Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related Notes to the Condensed Consolidated Financial Statements, tagged in detail (furnished herewith).

104	The cover page from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in inline XBRL (included as Exhibit 101).

*Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT ELM GROUP, INC.

Date: November 4, 2026	/s/ Jason W. Reese
Jason W. Reese
Chief Executive Officer & Chairman

Date: November 4, 2026	/s/ Keri A. Davis
Keri A. Davis
Chief Financial Officer & Chief Accounting Officer